Form 10-K
period 2009-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2010-02-25
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Yes         No_X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No   ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  [   ]    No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.     [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [   ]

Accelerated filer [ X ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

The aggregate market value of the common equity held by non-affiliates as of June 27, 2009 (the last business day of the Registrant’s completed second fiscal quarter in 2009) was approximately $489,453,000.  For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 26, 2009.

Number of shares of the Registrant’s common stock outstanding as of February 12, 2010:  34,939,047.

TABLE OF CONTENTS

PAGE

PART I

Forward-Looking Statements

Item 1.     Business

3

Item 1A.   Risk Factors

 14

Item 2.      Properties

 26

Item 3.     Legal Proceedings

 26

Item 4.     Submission of Matters to a Vote of Security Holders

 30

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

30

Item 6.     Selected Financial Data

 33

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of

Operations

 34

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

59

Item 8.     Consolidated Financial Statements and Supplementary Data

  59

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial

Disclosure

 59

Item 9A.   Controls and Procedures

59

PART III

Item 10.    Directors and Executive Officers of the Registrant

62

Item 11.    Executive Compensation

62

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

62

Item 13.    Certain Relationships and Related Transactions

62

Item 14.    Principal Accountant Fees and Services

62

PART IV

Item 15.    Exhibits

62

SIGNATURES

69

PART I

Forward-Looking Statements

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of this Report and from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Report are made as of the date of this Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. Business

GENERAL and RECENT DEVELOPMENTS

Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned operating subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “we,” “our,” or “us”), is in the business of developing, licensing, manufacturing and distributing generic and branded drugs in the United States.  We have two reportable business segments:  Par Pharmaceutical, our generic products division, and Strativa Pharmaceuticals, our proprietary (branded) products division.  See Notes to Consolidated Financial Statements – “Note 18 – Segment Information.”

Prescription pharmaceutical products are sold as either generic products or branded products.  Since our inception, we have manufactured, licensed and distributed generic pharmaceutical products.  We created a proprietary products division in 2005 focusing on the licensing and commercialization of branded products.  We shipped our first branded product in the third quarter of 2005 and named our proprietary products division Strativa Pharmaceuticals in 2007.  In October 2008, we announced a resizing of Par Pharmaceutical, our generic products division, which included the reduction of our internal research and development operations.  At the end of 2005, we divested one of our subsidiaries, FineTech Laboratories, Ltd. to a former officer and director.  As a result of the divestiture, the FineTech business is being reported herein as a discontinued operation for all periods presented, as applicable.

  Our principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and our telephone number is (201) 802-4000.  Additional information concerning our company can be found on our website at www.parpharm.com, including our Corporate Governance Guidelines, charters for the Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee of our Board of Directors, and our Code of Ethics.  Our Code of Ethics applies to all of our directors, officers, employees and representatives.  Amendments to our Code of Ethics and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our website.  Any of these materials may also be requested in print by writing to Par Pharmaceutical Companies, Inc., Attention: Thomas Haughey, Chief Administrative Officer, Executive Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

Our fiscal year ends on December 31 of each year presented.  Our fiscal quarters end on the Saturday closest to each calendar quarter end for all periods up to and including 2009.  Beginning in 2010, our fiscal quarters will end on each calendar quarter end (March 31st, June 30th, and September 30th).  Our electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish them to the SEC.  Information on our website is not, and should not be construed to be, part of this Annual Report on Form 10-K.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Par Pharmaceutical - Generic Products Division

Generic drugs are the pharmaceutical and therapeutic equivalents of brand name drugs and are usually marketed under their generic (chemical) names rather than by brand names.  Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding brand name drug.  Generic drugs must meet the same governmental standards as brand name drugs, but they are sold generally at prices below those of the corresponding brand name drugs.  Generic drugs provide a cost-effective alternative for consumers, while maintaining the safety and effectiveness of the brand name drug.

Our generic product line as of December 31, 2009, comprised prescription drugs consisting of approximately 50 product names (molecules), each with an associated Abbreviated New Drug Application (“ANDA”) approved by the U.S. Food and Drug Administration (“FDA”), and approximately 175 SKUs (packaging sizes).  Products sold by our generic products division are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule).  In addition, we market several oral suspension products and products in the semi-solid form of a cream.  We manufacture some of our own products, and we have strategic alliances and relationships with several pharmaceutical and chemical companies that provide us with products for sale through various distribution, manufacturing, development and licensing agreements.

In December 2009, we announced that the key strategy for our generic products division will be to focus on intelligent product selection and entrepreneurial business development.  As a result, our internal research and development is intended to target high-value, “first-to-file” or “first-to-market” generic product opportunities.  A “first-to-file” product opportunity refers to an ANDA containing a Paragraph IV patent challenge to the corresponding brand product, which offers the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in litigating the patent challenge.  See “Competition” below.  A “first-to-market” product opportunity refers to a product that is the first marketed generic equivalent of a brand product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a brand product that is difficult to formulate or manufacture.  Externally, our generic products division will concentrate on acquiring assets and/or partnership arrangements with technology based companies that can deliver similar product opportunities.  As of December 2009, we have 12 confirmed first-to-file and two potential first-to-market product opportunities.  Additionally, Par Pharmaceutical is committed to high product quality standards and allocates significant capital and resources in terms of quality assurance/quality control and manufacturing excellence.

A practice within the industry is the use of “authorized generics.”  Brand drug companies do not face any regulatory barriers to introducing a generic version of their own brand drugs, and they often license this right to a subsidiary or a generic distributor.  Authorized generics may be sold during (and after) the statutory exclusivity period granted to the developer of a generic equivalent to the brand product.  In the past, we have marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company, fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed from GlaxoSmithKline plc, and we currently market metoprolol succinate ER (Toprol XL®) licensed through AstraZeneca.

Our generic products division markets our products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through its internal staff.  Our generic products division also promotes the sales efforts of wholesalers and drug distributors that sell our products to clinics, governmental agencies and other managed health care organizations.

Strativa Pharmaceuticals – Proprietary Products Division

Brand products usually benefit from patent protection, which greatly reduces competition and provides a significant amount of market exclusivity for the products.  This exclusivity generally allows a brand product to remain profitable for a relatively longer period of time as compared to generic products.  In addition, due to the public awareness of the brand name and resulting consumer and physician loyalty, brand products may remain profitable even after the cessation of their patent related market exclusivity.  We believe that brand products generally have limited competition, longer product life cycles and longer-term higher profitability than generic products.  Strativa’s products are marketed by its sales force, which communicates the therapeutic, health and economic benefits of our products to healthcare providers and managed care organizations.

Since its creation in 2005, Strativa has focused on supportive care, marketing three products as of December 31, 2009:

•

Megace® ES, Strativa’s first brand product, is a megestrol acetate oral suspension NanoCrystal® Dispersion indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS.  Strativa has promoted Megace® ES and generated prescription growth from launch following FDA approval in 2005 through 2007.  Net sales growth tempered in 2008 and 2009, principally due to a more challenging reimbursement environment, including a change in reimbursement status of Megace® ES that was implemented by a major Medicare Part D plan.

•

Nascobal® Nasal Spray is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  We acquired Nascobal® Nasal Spray from QOL Medical, LLC on March 31, 2009.

•

Strativa also co-promotes Solvay Pharmaceuticals’ Androgel®, a testosterone 1% gel indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone, under a co-promotion agreement with Solvay.

Strativa expects to launch the following two products in 2010:

•

ZuplenzTM is a new oral soluble thin film formulation of ondansetron in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  In 2008, we acquired the U.S. commercialization rights to Zuplenz™ under an exclusive licensing agreement with MonoSol Rx.  In the first quarter of 2009, Phase III studies were completed by MonoSol, and a New Drug Application (“NDA”) for ZuplenzTM was submitted and is under review.  In February 2010, we announced that the FDA issued a complete response letter regarding the NDA.  Due to an FDA restriction on foreign travel in India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.

•

OravigTM is a miconozole antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  In 2007, Strativa acquired an exclusive license to the U.S. commercialization rights to Oravig™ from BioAlliance Pharma S.A.  Phase III studies were completed by BioAlliance, and BioAlliance submitted an NDA for OravigTM in February 2009.  The NDA is under review by the FDA, with a scheduled action date in the second quarter of 2010.

We continue to pursue product or business acquisitions or licensing arrangements to expand Strativa’s brand product line.  We anticipate that the growth of Strativa Pharmaceuticals will be based largely on the in-licensing and acquisition of new compounds and approval of new compounds under license, as well as marketing our current brand products.

PRODUCT INFORMATION

We distribute numerous drugs at various dosage strengths, some of which are manufactured by us and some of which are manufactured for us by other companies.  Set forth below is a list of the drugs that we manufactured and/or distributed, including the brand name products Megace® ES and Nascobal® Nasal Spray, for which we hold the NDA as of December 31, 2009.  The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked.  The holders of the trademarks are non-affiliated pharmaceutical companies.  We hold the ANDAs and NDAs for the drugs that we manufacture.

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKUs/Packaging Sizes
Par Pharmaceutical - Generic:
Alprazolam ODT*	Niravam®	1	4
Amiloride HCl*	Midamor®	1	2
Aspirin	Zorprin®	1	1
Buspirone HCl*	Buspar®	1	2
Cabergoline*	Dostinex®	1	1
Calcitonin Salmon Nasal Spray*	Miacalcin®	1	1
Cholestyramine*	Questran®	2	4
Clomiphene Citrate*	Clomid®	1	2
Clonazepam ODT*	Klonopin®	1	5
Clonidine TDS	Catapres-TTS®	1	3
Dexamethasone*	Decadron®	1	5
Doxepin HCl*	Sinequan®	1	3
Doxycycline*	Adoxa®	2	8
Dronabinol	Marinol®	1	3
Enalapril Maleate & HCTZ	Vaseretic®	1	2
Fluoxetine*	Prozac®	2	9
Flutamide	Eulexin®	1	1
Glycopyrrolate*	Robinul®	1	2
Hydralazine HCl*	Apresoline®	1	8
Hydroxyurea*	Hydrea®	1	1
Ibuprofen	Motrin®	1	6
Imipramine HCl*	Tofranil®	1	6
Isosorbide Dinitrate*	Isodril®	1	8
Meclizine HCl*	Antivert®	1	4
Megestrol Acetate*	Megace®	2	6

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKUs/Packaging Sizes
Mercaptopurine	Purinethol®	1	2
Metaproterenol Sulfate*	Alupent®	1	2
Methimazole	Tapazole®	1	4
Metoprolol Succinate	Toprol XL®	1	8
Minocycline Hydrochloride*	Dynacin®	1	3
Minoxidil*	Loniten®	1	3
Nabumetone*	Relafen®	1	4
Nateglinide*	Starlix®	1	2
Nystatin	Mycostatin®	1	2
Oxandrolone*	Oxandrin®	1	2
Propranolol HCl*	Inderal®	1	8
Ranitidine HCl	Zantac®	1	7
Risperidone ODT*	Risperdal®	1	8
Silver Sulfadiazine	Silvadene®	1	7
Sumatriptan	Imitrex®	1	4
Torsemide*	Denadex®	1	6
Tramadol HCl and acetaminophen*	Ultracet®	1	2
Tramadol ER*	Ultram ER®	1	2
Tranylcypromine Sulfate*	Parnate®	1	1
	Totals	48	174
	Externally Manufactured	13	50
	Internally Manufactured	35	124

Strativa Proprietary Products:
Megace® ES*		1 NDA	1
Nascobal® Nasal Spray*		1 NDA	1

* Manufactured by Par

We seek to introduce new products through our research and development program, and through distribution and other agreements, including licensing of authorized generics and branded products, with pharmaceutical companies located in various parts of the world.  As such, we have pursued and continue to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products.  Our more significant distribution and supply agreements are described in the Notes to Consolidated Financial Statements – Note 11 – “Distribution and Supply Agreements.”   Our more significant research and development agreements are described in the Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”

RESEARCH AND DEVELOPMENT

Par Pharmaceutical - Generic Products Division

Our research and development activities for generic products consist principally of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on brand name drugs for which we believe the patents are invalid or for which we believe we can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs and (iv) introducing technology to improve production efficiency and enhance product quality.  The scientific process of developing new products and obtaining FDA approvals is complex, costly and time-consuming; there can be no assurance that any products will be developed regardless of the amount of time and money spent on research and development.  The development of products may be curtailed in the early or later stages of development due to the introduction of competing generic products or other reasons.

The research and development of our generic pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years to complete. Accordingly, we typically select products for development that we intend to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy and patent issues associated with the product.

We contract with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval.  These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug and can cost from approximately $0.2 million to $1.1 million for each biostudy.  Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation”).  During 2009, we spent approximately $6.1 million with outside laboratories to conduct biostudies for 12 potential new products.  We intend to continue to contract for additional biostudies in the future.

From time to time, we enter into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies.  Although a number of products in development were internally developed, our 2008 resizing of our generic products division included downsizing our research and development function.  Our more significant product development agreements are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”  Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.  As a result of our product development program, we or our strategic partners currently have approximately 27 ANDAs pending with the FDA.

Strativa Pharmaceuticals – Proprietary Products Division

The first step in obtaining FDA approval for a drug that has not been previously approved is pre-clinical testing.  Pre-clinical tests are intended to provide a laboratory evaluation of the product to determine its chemistry, formulation and stability.  Toxicology studies are also performed to assess the potential safety and efficacy of the product.  The results of these studies are submitted to the FDA as part of an Investigational New Drug Application (“IND”).  The toxicology studies are analyzed to ensure that clinical trials can safely proceed.  There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in an IND.  If the FDA raises any concerns, the developer must address those concerns before the clinical trials can begin.  An IND becomes effective 30 days after receipt by the FDA if the FDA does not raise any concerns.  Prior to the start of any clinical study, an independent institutional review board must review and approve such study.

There are three main stages of clinical trial development:

•

In Phase I, the drug is tested for safety, absorption, tolerance and metabolism in a small number of subjects.

•

In Phase II, after successful Phase I evaluations, the drug is tested for efficacy in a limited number of patients.  The drug is further tested for safety, absorption, tolerance and metabolism.

•

In Phase III, after successful Phase II evaluations, further tests are done to determine safety and efficacy in a larger number of patients who are to represent the population in which the drug will eventually be used.

The developer then submits an NDA containing the results from the pre-clinical and clinical trials.  The NDA drug development and approval process could take from approximately three to more than ten years.

Our current strategy for Strativa is to bypass the substantial investments associated with the development of drugs through this process, and instead to support continued sales growth of our existing brand products (Megace® ES and Nascobal® Nasal Spray) and add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development products or currently marketed products.  Strativa has made strategic investments related to the in-licensing of the products described below, and we expect to spend significant amounts related to development and sales milestones and royalties related to these in-licensed products in the future.

In 2007, we acquired an exclusive license to the U.S. commercialization rights to BioAlliance Pharma's miconazole Lauriad®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, we paid BioAlliance an initial payment, which was charged to research and development expense, and we will make a milestone payment to BioAlliance upon FDA approval, which will be capitalized as an intangible asset.  Additionally, we will pay BioAlliance royalties on sales, and BioAlliance may receive milestone payments if net sales reach certain threshold amounts in any given calendar year.  The product’s U.S. trade name will be OravigTM if the product is approved by the FDA.  BioAlliance completed Phase III studies and submitted an NDA for OravigTM in February 2009.  The NDA is under review by the FDA, with a scheduled action date in the second quarter of 2010.

In 2008, we acquired the U.S. commercialization rights to MonoSol Rx’s oral soluble film formulation of ondansetron, known as ZuplenzTM, under an exclusive licensing agreement.  Ondansetron, which is the generic equivalent of Zofran, treats nausea and vomiting in response to chemotherapy or surgery.  In the first quarter of 2009, MonoSol completed Phase III studies and submitted an NDA for ZuplenzTM.  The NDA is under review by the FDA.  In December 2009, MonoSol and Strativa amended this agreement to modify the terms of future payments, including milestones.  In December 2009, concurrent with our amendment of the Zuplenz™ agreement, we entered into an agreement for the development rights to MonoSol’s oral soluble film formulation for up to three potential new products.

Our more significant product development agreements are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”

No assurances can be given that we or any of our strategic partners will successfully complete the development of products under development or proposed for development, that we will obtain regulatory approvals for any such product, or that any approved product can be sold profitably.

MARKETING AND CUSTOMERS

We market our generic products principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts, and government, principally through our internal staff.  Strativa’s products are marketed by its sales force, which communicates the therapeutic, health and economic benefits of our branded products to healthcare providers and managed care organizations.  Some of our wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations.  Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

We have approximately 100 customers, some of which are part of larger buying groups.  In 2009, our three largest customers in terms of net sales dollars accounted for approximately 45% of our total revenues, as follows:  McKesson Drug Co. (16%), CVS Caremark (15%), and AmerisourceBergen Corporation (14%).  In 2008, our three largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows:  McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  In 2007, our four largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows:  McKesson Drug Co. (22%), AmerisourceBergen Corporation (12%), Cardinal Health, Inc. (11%) and Walgreen Co. (10%).  We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.

ORDER BACKLOG

The approximate dollar amount of open orders (net sales basis), believed by management to be firm, at December 31, 2009, was approximately $19.0 million, as compared to approximately $6.6 million at December 31, 2008, and approximately $24.6 million at December 31, 2007.  These orders represent unfilled orders as of December 31, 2009 along with orders that were scheduled to be shipped at December 31, 2009.  Open orders are subject to cancellation without penalty.

COMPETITION

The pharmaceutical industry is highly competitive.  At times, we may not be able to differentiate our products from our competitors’ products, successfully develop or introduce new products that are less costly than our competitors’ products, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors.  We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Watson Pharmaceuticals, and Sandoz Pharmaceuticals.  Our principal strategy in addressing our generic competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV” certification).  The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) generally enjoys higher market share and revenues during this period of marketing exclusivity.  At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug.  (In some instances, price declines have exceeded 90%.)  As a result of price declines, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  These types of price adjustments are commonly known as shelf stock adjustments.  There are circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may lose future sales volume to competitors rather than reduce our pricing.

Competition in the generic drug industry has also increased due to the advent of authorized generics.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their own proprietary brand name drugs.  Further, authorized generics may be sold during any period of generic marketing exclusivity granted to a generic company, which significantly undercuts the profits that a generic company could otherwise receive as an exclusive marketer of a generic product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from introducing generic products corresponding to certain brand name drugs.  We have also marketed authorized generics in partnership with brand companies, including during the exclusivity periods of our generic competitors.

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

The principal competitive factors in the generic pharmaceutical market include: (i) introduction of other generic drug manufacturers’ products in direct competition with our products, (ii) introduction of authorized generic products in direct competition with our products, particularly during exclusivity periods, (iii) consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups, (iv) ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits, (v) the willingness of generic drug customers, including wholesale and retail customers, to switch among pharmaceutical manufacturers, (vi) pricing pressures by competitors and customers, (vii) a company’s reputation as a manufacturer and distributor of quality products, (viii) a company’s level of service (including maintaining sufficient inventory levels for timely deliveries), (ix) product appearance and labeling, and (x) a company’s breadth of product offerings.

Just as we compete against companies selling branded products when we sell generic products, we confront the same competitive pressures when we sell our proprietary products.  Competition from generic equivalents, accordingly, could have an adverse effect on Strativa.  Specifically, after patent protections expire, generic products can be sold in the market at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.  Many of our brand competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do.  Consequently, many of our brand competitors may be able to develop products superior to our own.  Furthermore, we may not be able to differentiate our products from those of our brand competitors or offer customers payment and other commercial terms as favorable as those offered by our brand competitors.  The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change.  We expect brand competition to intensify as technological advances and consolidations continue.

RAW MATERIALS

The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  To date, we have experienced no significant difficulties in obtaining raw materials and expect that raw materials will generally continue to be available in the future.  However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required.  A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition.  Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture.  In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our products.

EMPLOYEES

At December 31, 2009, we had 616 employees.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

GOVERNMENT REGULATION

The development, manufacturing, sales, marketing and distribution of our products are subject to extensive governmental regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal

Trade Commission (the “FTC”) and state and local governments.  For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions.  There is uncertainty around changes in regulations, enforcement positions, statutes and legal interpretations, all of which could have a material adverse effect on our financial condition and results of operation.

The enactment of current proposed U.S. healthcare reform could have a significant impact on our business.  As examples, the current proposals include measures that would (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Medicare Part D enrollees; (iv) restrict the terms upon which generic pharmaceutical companies may settle Paragraph IV patent litigations with brand pharmaceutical companies; and (v) levy a significant excise tax on the industry to fund the healthcare reform.  Due to the uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us.  Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems.  We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.

The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety/effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.  Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions.  Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications.  The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

New Drug Applications and Abbreviated New Drug Applications

FDA approval is required before any new drug, including a generic equivalent of a previously approved brand name drug, may be marketed.  To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, as discussed below, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.  The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other time.  The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs.  To comply with the standards set forth in these regulations, we must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the safety and effectiveness of such drug.  There currently are two basic ways to satisfy the FDA’s safety and effectiveness requirements:

1.

New Drug Applications (NDAs): Unless the procedure discussed in paragraph 2 below is permitted under the Federal Food, Drug, and Cosmetic Act, a prospective manufacturer must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data.  The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials.  Clinical trials are conducted in three sequential phases and may take up to several years to complete.  At times, the phases may overlap.  Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval.

2.

Abbreviated New Drug Applications (ANDAs): The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are hereinafter referred to as “listed drugs”).  Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials.  However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug.  The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect.  Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug.  For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure.  In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

The Hatch-Waxman amendments also established certain statutory protections for listed drugs.  Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired or been determined to be invalid or not infringed by the generic drug.  Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug.  In addition, under the Hatch-

Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug.  If exclusivity is applicable to a particular listed drug, the effective date of approval of ANDAs for the generic version of the listed drug is usually delayed until the expiration of the exclusivity period, which, for newly approved drugs, can be either three or five years.  The Hatch-Waxman amendments also provide for extensions of up to five years for certain patents covering drugs to compensate the patent holder for the reduction in the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.

During 1995, patent terms for a number of listed drugs were extended when the Uruguay Round Agreements Act (the “URAA”) went into effect in order to implement the General Agreement on Tariffs and Trade (“GATT”) to which the United States became a treaty signatory in 1994.  Under GATT, the term of patents was established as 20 years from the date of patent application.  In the United States, the patent terms historically have been calculated at 17 years from the date of patent grant.  The URAA provided that the term of issued patents be either the existing 17 years from the date of patent grant or 20 years from the date of application, whichever was longer.  The effect generally was to extend the patent life of already issued patents, thus delaying FDA approvals of applications for generic products.

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

The FDA issued a final rule on June 18, 2003 (the “final rule”), clarifying the types of patents that innovators must submit for listing and prohibiting the submission of patents claiming packaging, intermediates or metabolite innovations.  Patents claiming a different polymorphic form of the active ingredient described in an NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA.  These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs.  The final rule also clarifies the type of patent information that is required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.

The final rule was intended to make the patent submission and listing process more efficient, as well as to enhance the ANDA and 505(b)(2) application (described below) approval process.  The changes were designed to enable consumers to save billions of dollars each year by making it easier for generic drug manufacturers to get safe and effective products on the market when the appropriate patent protection expires.

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

Pricing Regulation

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products.  Government authorities and third-party payors increasingly are challenging the price of medical products and services.  On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs.  This has led to an increase in federal and state legislative initiatives around drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand.  With respect to the Medicaid program, certain proposed provisions of the Deficit Reduction Act of 2005 went into effect January 1, 2007, and a final rule went into effect as of October 1, 2007, that resulted in changes to certain formulas used to calculate pharmacy reimbursement under Medicaid (currently under a stay of execution).  If enacted, these changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If our current products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

Moreover, government regulations regarding reporting and payment obligations are complex, and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs.  Our calculations are subject to review and challenge by various government agencies and authorities, and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves.  Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to audit.  In the event that a government authority challenges or finds ambiguity with regard to our report of payments, such authority may impose civil and/or criminal sanctions, which could have a material adverse effect on our business.  From time to time we conduct routine reviews of our government pricing calculations.  These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Fraud and Abuse Regulation

Pharmaceutical companies are subject to various federal and state laws relating to sales and marketing practices intended to combat health care fraud and abuse.  These include anti-kickback laws, false claims laws and FDA regulation of advertising and promotion of pharmaceutical products.  We have incurred and will continue to incur costs to comply with these laws.  While we intend to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level and, due to the breadth of regulation and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities.  Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion from federal health care programs.  Any such violations could have a material adverse effect on our business.

AWP Litigation

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.”  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments for prescription drugs.  We, as well as numerous other pharmaceutical companies, were named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and additional actions are anticipated.  These actions, if successful, could have a material adverse effect on our business.  Refer to Item 3 – “Legal Proceedings” and Notes to Consolidated Financial Statements - Note 16 – “Commitments, Contingencies and Other Matters” for further information.

Drug Pedigree Laws

State and federal governments have proposed or passed various drug pedigree laws which can require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level.  Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer.  Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers.  While we fully intend to comply with these laws, there is uncertainty around future changes in legislation and government enforcement of these laws.  Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our business.

Federal Regulation of Authorized Generic Arrangements

As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  Additionally, provisions in the Affordable Health Care for America Act H.R. 3962 that would limit Hatch-Waxman patent litigation settlements to generic drug entry dates and attorneys’ fees for the litigation parties (should it survive reconciliation with the pending Senate Bill, H.R. 3590) could also materially affect the ability for generic drug manufacturers to secure authorized generic agreements and resolve intellectual property litigation and other disputes with brand pharmaceutical companies generally.

Other

In addition to the U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for brand name drugs.  Our operations are also subject to regulation, licensing requirements and inspection by the states and localities in which our operations are located and/or in which we conduct business.

Certain of our activities are also subject to FTC enforcement actions.  The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.  On January 30, 2009, the FTC filed a lawsuit against us alleging violations of antitrust laws stemming from our court-approved settlement of our patent litigation with Solvay Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  See Item 3 – “Legal Proceedings” for further information.  We believe we have complied with all applicable laws in connection with the court-approved settlement and we intend to continue to vigorously defend this action.

We also are governed by federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, health and safety, and equal employment opportunity.

INFORMATION TECHNOLOGY

Our Information Technology (“IT”) contributes state-of-the-industry infrastructure for reliable and compliant operations, business-driven solutions that align with our objectives for profitable growth and innovative ideas bound to business performance and efficiency goals.  Our IT department is organized into three divisions:  Business Applications, Technology Operations, and Scientific Systems.  Each division maintains its own development, implementation and support teams.

The Business Applications division purchases, develops, and maintains application business systems jointly with internal departments.  This division follows industry best practices in project management, systems development life cycle, change management, account management, computer systems validation, and data archiving.  The major Business Applications systems are as follow:

•

Commercial Systems:

o

JDEdwards Financials

o

Hyperion Financial Consolidation

o

Model N Contracts and Pricing System

•

Supply Chain Systems:

o

JDEdwards Enterprise Resource Planning

o

Sterling GIS Electronic Data Interchange

The Technology Operations division purchases, develops, and maintains technical infrastructure systems.  This division follows industry best practices in configuration management, incident/problem management, capacity planning, disaster recovery, backup and restore, data center operations, and security management.  The major Technology Operations areas are as follow:

•

Electronic mail

•

Multiple data centers

•

Network management

•

Telecommunications

•

Web services

•

Human Resources – PeopleSoft system

The Scientific Systems division purchases, develops, and maintains systems that support Quality Control, Regulatory, and Manufacturing operations.  This division follows industry best practices in GxP compliance, project management, systems development life cycle, change management, computer systems validation, and data archiving.  The major Scientific Systems are as follow:

•

IBM SCORE Electronic Submissions

•

Waters Empower Data Acquisition

•

Labware LIMS

•

TrackWise Compliance Tracking

COMPANY STRENGTHS AND STRATEGIES

Our goal is to successfully manage both our generic and proprietary businesses for the long term.  We are striving to achieve sustainable long-term growth with enhanced profitability and improved cash flow.

Par Pharmaceutical:  Developing and Marketing Higher-Margin Generic Pharmaceuticals

Par Pharmaceutical, our generic products division, is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients.  We ranked 5th in U.S. sales among all generic drug companies in 2009, according to IMS Health, and as of December 31, 2009 we manufacture, market or license generic prescription drugs consisting of approximately 45 product names (molecules), in the form of approximately 50 products (each with an associated ANDA), and approximately 175 SKUs (packaging sizes).

Our generic pipeline includes approximately 27 products awaiting FDA approval and approximately 12 others under active development.  In recent years, we introduced generic versions of several major pharmaceutical products, including Toprol-XL®, Flonase®, Imitrex®, Inderal LA®, Ultram® ER and Catapres TTS®.

Par Pharmaceutical is focused on developing products with limited competition, significant barriers to entry and longer life cycles.  Our success is also predicated on business development, including in-licensing, alliances and acquisitions, and cost efficiencies derived from global sourcing initiatives and operations.

Strativa Pharmaceuticals:  Building a Proprietary Pharmaceutical Business Focused on Specialty Markets

In 2005, we received approval for and introduced Megace® ES, our first proprietary pharmaceutical product.  On March 31, 2009, we acquired the rights to Nascobal® Nasal Spray and began marketing Nascobal® Nasal Spray in the second quarter of 2009.  In the near term, we intend to supplement our sales of Megace® ES and Nascobal® Nasal Spray, and to add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development or currently marketed products.  In 2007, we acquired an exclusive license to the U.S. commercialization rights to BioAlliance’s miconazole Lauriad®, which we will market in the United States under the trade name OravigTM if approved.  We expect to receive FDA approval of OravigTM in the second quarter of 2010.  In 2008, we acquired the U.S. commercialization rights to MonoSol Rx’s oral soluble film formulation of ondansetron (ZuplenzTM) under an exclusive licensing agreement.  We expect to receive FDA approval of ZuplenzTM in 2010.  In February 2010, we announced that the FDA issued a complete response letter regarding the NDA.  Due to an FDA restriction on foreign travel in India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.

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

We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Watson Pharmaceuticals, and Sandoz Pharmaceuticals.  These companies, among others, collectively compete with the majority of our products.  We also face price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups.  Any of these factors, in turn, could result in reductions in our sales prices and gross margin.  This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors.  Our principal strategy in addressing our competition is to offer customers a consistent supply of a broad line of generic drugs.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  An authorized generic product is not prohibited from sale during the 180-day marketing exclusivity period granted to the first generic manufacturer to receive regulatory approval with respect to the brand product under the Hatch-Waxman Act.  The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity.  This is a significant source of competition for us because brand-name companies do not face any regulatory barriers to introducing a generic version of their proprietary brand.  Additionally, authorized generics may be sold during our marketing exclusivity period, which can materially affect the profits that we could receive as an otherwise exclusive marketer of a product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs.

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

•

seeking temporary restraining orders and injunctions against generics who have received final FDA approval for a product and attempt to “launch at risk” prior to resolution of related patent litigation;

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

As a result of the 180-day marketing exclusivity period granted to generic pharmaceutical companies that are first to file an ANDA and successfully challenge the patent(s) on the corresponding branded drug, generic pharmaceutical products, at their launch, often are priced to yield relatively high gross margins.  During certain periods, a large portion of our revenues have been derived from the sales of generic drugs during the 180-day marketing exclusivity period and from the sale of generic products for which there is limited competition.  ANDAs that contain Paragraph IV certifications challenging patents, however, generally become the subject of patent litigation that can be both lengthy and costly.  In addition, there is no certainty that we will prevail in any such litigation or that we will be the first to file and granted the 180-day marketing exclusivity period, and even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications.  Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in an ANDA applicant’s favor during that period.  Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not receive the 180-day marketing exclusivity period.

Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  The timing of the introduction of our products is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as that of competing products.  As additional distributors introduce comparable generic pharmaceutical products, price competition and access to market intensifies and sales prices and product gross margins decline, often significantly.  Accordingly, our revenues and future profitability are dependent, in large part, upon our ability to file ANDAs timely and effectively with the FDA or to enter into contractual relationships with other parties that have obtained marketing exclusivity.  No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful.  If we are unable to continue to timely and effectively file ANDAs with the FDA first or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly and our prospects and business may be materially adversely affected.

FDA policy and guidance may result in our generic products not being able to utilize fully the 180-day marketing exclusivity period, which would adversely affect our results of operations.

In March 2000, the FDA issued a new policy and guidance document regarding the timing of approval of ANDAs following court decisions on patent infringement and validity and the start of the 180-day marketing exclusivity period.  As a result of this FDA policy and guidance document and other relevant litigation, we may not be able to utilize all or any portion of any 180-day marketing exclusivity period on ANDA products on which we were first to file, depending on the timing and results of court decisions in patent litigation (either our litigation or another ANDA applicant’s litigation), which could adversely affect our results of operations and future profitability.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 also changed the scope and timing of some ANDA approvals and the start of the 180-day marketing exclusivity period after a court decision.  We are presently unable to predict the magnitude of the impact, if any, the FDA’s current policy may have on our business, prospects or financial condition.  Any inability to use fully the 180-day marketing exclusivity period for any of our products, however, will adversely affect our results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products.  For the year ended December 31, 2009, our top selling products, metoprolol (Toprol-XL®), meclizine hydrochloride (Antivert®), clonidine (Catapres®), sumatriptan succinate injection (Imitrex®), dronabinol (Marinol®), propranolol ER (Inderal LA®), cabergoline (Dostinex®), and Megace® ES (brand), accounted for approximately 84% of our total net revenues and a significant portion of our gross margin.  Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

Our profitability depends on our major customers.  If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operation could materially suffer.

We have approximately 100 customers, some of which are part of larger buying groups.  In 2009, our three largest customers in terms of net sales dollars accounted for approximately 45% of our total revenues, as follows: McKesson Drug Co. (16%), CVS Caremark (15%), and AmerisourceBergen Corporation (14%).  In 2008, our three largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows:  McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  The loss of any one or more of these customers or the substantial reduction in orders from any one or more of a major customer could have a material adverse effect upon our future operating results and financial condition.

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

We have broadened our product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which we distribute generic pharmaceutical products manufactured by others.  We have entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products.  For the year ended December 31, 2009, approximately 79% of our total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products.  We cannot provide assurance that the efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products.  Any alteration to or termination of our current material distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and other), prospects or results of operations.

Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions.  Any determination that we have failed to comply with those obligations could subject us to penalties and sanctions, which could have a material adverse effect.

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates.  Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes.  In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.

Any governmental agencies that have commenced, or may commence, an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare).  Some of the applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us.  Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

From time to time we conduct routine reviews of our government pricing calculations.  These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

In order to assist us in commercializing products, we have obtained from governmental authorities and private health insurers and other organizations, such as health maintenance organizations (HMOs) and managed care organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments.  Third party payers increasingly challenge pricing of pharmaceutical products.  The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand.  The enactment of current proposed U.S. healthcare reform could have a significant impact on our business.  As examples, the current proposals include measures that would (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii)  extend the Medicaid rebate rate to a significant portion of Medicare Part D enrollees; and (iv) levy a significant excise tax on the industry to fund the healthcare reform.  Such cost containment measures and proposed healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition.  Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled).  These beneficiaries may enroll in private drug plans.  There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements.  The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products.  In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers.  The program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services (CMS) within the Department of Health and Human Services (HHS).  CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the benefit, and the HHS Office of Inspector General has issued regulations and other guidance in connection with the program.  The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors.  Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers.  Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients.  There is no assurance that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels.  Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products, and could significantly harm our business, results of operations, financial condition and cash flows.  We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state.  Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product.  The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer.  The rebate for multiple source products is a specified percentage of the product’s average manufacturer price.  In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list.  The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states.  In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible.  Such amendments could materially adversely affect our anticipated revenues and results of operations.

Due to the uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us.  Additionally, future healthcare legislation could also have a significant impact on our business.

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

Commercializing brand pharmaceutical products is more costly than generic products.  We have made significant investments in the development of the brand segment of our business, Strativa Pharmaceuticals.  This has led to increased infrastructure costs.  We cannot be certain that these business expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

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

We continue to pursue product or business acquisitions or licensing arrangements to expand our brand product line.  Any growth of the Strativa segment will be based largely on the acquisition or in-licensing of new product opportunities and the approval and successful commercialization of our existing products and product candidates.  Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment.  For example, in 2007 and 2008, we invested in license arrangements for five products under development, and the development program for two of the five have already been terminated unsuccessfully (pafuramidine maleate as of February 2008 and Onconase® as of September 2009).  Additionally, a third product under development (ZensanaTM) did not achieve bioequivalence to the reference drug in all studies.  In addition, we also may not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain our brand business segment.

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

Because of the inherent risk associated with research and development efforts in the industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA-approved new pharmaceutical products.  Also, after we submit an ANDA or NDA, the FDA may request that we conduct additional studies.  As a result, we may be unable to reasonably determine the total research and development costs required to develop a particular product.  Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization.  To the extent that we expend significant resources on research and development efforts and are not ultimately able to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

The testing required for the regulatory approval of our products is conducted by independent third parties.  Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications for the regulatory approval of our products, including in-licensed products, incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities).  Our ability to obtain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities and the accuracy of the information provided by third parties.  We have little or no control over any of these factors.  If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed.

We may make acquisitions of, or investments in, complementary businesses or products, which may not be made on commercially advantageous terms, may require additional debt or equity financing, and may involve numerous risks, including our inability to integrate successfully the acquired business and our assumption of liabilities.

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses.  We may choose to enter into such transactions at any time.  Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates.  To the extent that we do identify suitable candidates, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all.

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then existing stockholders.  If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all.  Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could negatively impact our profitability.  Under current accounting rules, goodwill amortization expense has been eliminated.  Therefore, if the fair value of our goodwill is determined at some future date to be less than its recorded value, a charge to earnings may be required.  Such a charge could be in an amount that is material to our results of operations and net worth.

Additionally, acquisitions involve numerous risks, including difficulties in assimilating the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience, and the potential loss of key employees of the acquired company.  There may be overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses.  As a result of acquiring businesses, we may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants, and financial printing costs.  Any acquisition could result in our assumption of unknown and/or unexpected, perhaps material, liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

A significant number of our products are produced at one location that could experience business interruptions, which could have a material adverse effect on our business, financial position and results of operations.

We produce almost all of our internally manufactured products at a single manufacturing facility.  A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

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

There are situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or would not be infringed by our marketing and sale of such products.  This is referred to in the pharmaceutical industry as an “at risk” launch.  The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product.  We could face substantial damages from such adverse court decisions.  We could also be at risk for the value of such inventory that we are unable to market or sell.

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

•

losses related to inventory write-offs prior to product launch;

•

marketing exclusivity, if any, which may be obtained on certain new products;

•

the level of competition in the marketplace for certain products;

•

availability of raw materials and finished products from suppliers;

•

our ability to internally manufacture product at our main manufacturing facility;

•

the scope and outcome of governmental regulatory action;

•

the dependence on a small number of products for a significant portion of net revenue or income;

•

legal actions brought by our brand competitors and challenges to our intellectual property rights by generic competitors;

•

price erosion/customer consolidation; and

•

significant payments (such as milestones) payable by us under collaboration, licensing, and development agreements to our partners before the related product has received FDA approval.

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

In the generic drug industry, when a company first introduces a generic drug, under certain circumstances it may be granted exclusivity by the FDA to market the product for a period of time before any other generic distributor may enter the market.  At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%).  As a result of price declines, Par may at its discretion provide price adjustments to its customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  There are circumstances under which Par may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns on products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

We establish reserves for chargebacks, rebates and incentives, other sales allowances, and product returns at the time of sale.  Although we believe our reserves are adequate as of the date of this report, we cannot provide assurances that our reserves will ultimately prove to be adequate.  Increases in sales allowances may exceed what was estimated due to a variety of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships.  We will continue to evaluate the effects of competition and will record a price adjustment reserve if and when we deem it necessary.  Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.

We are subject to pending litigations in connection with the restatement of certain of our financial statements for prior periods that will likely divert substantial amounts of management time from our operations and could result in significant expense and liabilities.

We and certain of our former executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of common stock of Par between April 29, 2004 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning our financial condition and results of operations.  We intend, and each of the individuals named as a defendant has stated an intention, to vigorously defend against these allegations.  The outcome and consequences of this action are inherently uncertain.  Such litigation is often costly and time-consuming, and could result in an adverse impact on our business, results of operations, financial position and cash flows.  The defense of any such action or investigation will likely cause the diversion of management’s attention and resources, and we may be required to pay damages if any such proceedings are not resolved in our favor.  Further, any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses, including modifying or adopting new controls and procedures.  Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

If we fail to maintain our internal controls over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of each fiscal reporting period.  Management concluded that our internal control over financial reporting were effective as of December 31, 2009.  However, failure to maintain the existing effective control structure could impact our evaluations in future periods.

We have had a recent history of material weaknesses in our internal controls over financial reporting as identified in 2006 and 2007 Annual Reports on Form 10-K.  If we fail to maintain our improvements in internal controls over financial reporting, we could fail to meet our reporting obligations, including by issuing financial statements in future periods that contain errors.  The failure to maintain our improvements in internal controls over financial reporting also could cause investors to lose confidence in our reported financial information and possibly have a negative impact on the trading price of our securities and could lead to additional litigation claims and/or regulatory proceedings against us.  The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor.  Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.  Such events could harm our business, negatively affect our ability to raise capital and adversely affect the trading price of our securities.

Risks Common to Our Industry

Litigation is common in our industry, can be protracted and expensive, and could delay and/or prevent entry of our products into the market, which could have a material adverse effect on our business.

Litigation concerning patents and proprietary rights can be protracted and expensive.  Pharmaceutical companies with patented brand products are increasingly suing companies that produce generic equivalents of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires or is held to be not infringed, invalid, or unenforceable.  When we submit an ANDA to the FDA for approval of a generic drug, we must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted.  Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights.  Also, other companies that compete with us by manufacturing, developing and/or selling the same generic pharmaceutical products may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents.  Because substantially all of our current business involves the marketing and development of products that are either subject to the protection of our own patents or the potential assertion of claims by third parties, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.  Our development partners are also parties to several lawsuits, the outcome of which may have a material impact on our business.  For more information on our material pending litigation, please see Item 3 of this Annual Report on Form 10-K.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid.  We likely cannot avoid such claims.  Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients.  Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products.  In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to maintain adequate insurance coverage in the future at acceptable costs.  A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums.  In addition, insurance coverage for product liability may become prohibitively expensive in the future, and as a result we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims.

We are subject to extensive governmental regulation, and any non-compliance may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.

As a pharmaceutical manufacturer, we are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, and, to a lesser extent, by state governments.  The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products.  The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business.  Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process.  In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time ANDAs from a company or an individual that has committed certain violations and provides for temporary denial of approval of applications during its investigation.  Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions.  From time to time, we have voluntarily recalled our products.  In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity.  The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

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

Finally, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on January 30, 2009, the FTC filed a lawsuit against us alleging violations of antitrust laws stemming from our court-approved settlement of a patent litigation with Solvay Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend this action.  For more information on our material pending litigation, please see Item 3 of this Annual Report on Form 10-K.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which the agencies have suggested that reporting of inflated AWPs by manufacturers have led to excessive payments for prescription drugs.  For example, beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. (“Ven-A-Care”) alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  In addition, at various times between 2006 and 2010, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas to us, and the Attorneys General of Michigan, Tennessee and Texas issued civil investigative demands to us.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff.  We compete for qualified personnel against brand pharmaceutical manufacturers, who may offer more favorable employment opportunities, as well as other generic pharmaceutical manufacturers.  If we were not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market our products effectively, to meet the demands of our strategic partners in a timely fashion, and to support research and development programs.  In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives.  Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel.  Any failure in this regard could limit the rates at which we generate sales and develop or acquire new products.

The raw materials essential to our manufacturing business are purchased primarily from distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  Although we have not experienced significant difficulty in obtaining these raw materials and products, we cannot provide assurance that supply interruptions or delays will not occur in the future or that we will not have to obtain substitute materials or products, which would require additional regulatory approvals.  In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

We depend on our ability to protect our intellectual property and proprietary rights.  We cannot be certain of the confidentiality and protection of such rights.

Our success depends on our ability to protect our current and future products and to defend our intellectual property rights.  If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that may be confused with, our products.

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

We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks, and, with regard to other intellectual property, entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties.  This is done in large part because few of our products are protected by patents.  We cannot provide assurance that these agreements will not be breached or circumvented.  We also cannot be certain that there will be adequate remedies in the event of a breach.  Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements.  We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to internally-developed products, that we will be able to maintain the confidentiality of information relating to these products.  In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

Our stock price is volatile and the value of your investment could decline in value.

The market prices for securities of pharmaceutical companies like ours have been and are likely to continue to be highly volatile.  As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors.  Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for pharmaceutical stocks could have a significant impact on the future trading prices of our common stock.  In particular, the trading price of the common stock of many pharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.  Some of the factors that may cause volatility in the price of our securities include:

•

the timing of new product introductions,

•

quarterly variations in results,

•

clinical trial results and outcomes of other product development activities,

•

regulatory developments,

•

competition, including both brand and generic,

•

business and product market cycles,

•

changes in governmental regulations or legislation affecting our industry,

•

fluctuations in customer requirements,

•

the availability and utilization of manufacturing capacity,

•

the timing and amounts of royalties paid to us by third parties,

•

the availability of working capital,

•

the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs,

•

issues with the safety or effectiveness of our products, and

•

developments in pending litigation matters or new litigation matters.

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

The current U.S. and worldwide economic crisis may create risks related to liquidity or operational problems for us or our key third parties.

The current U.S. and worldwide economic crisis may lead to a reduced demand for our products as consumer confidence and consumer and business spending decline.  Additionally, the ongoing economic crisis creates risk for us if any of our key third parties (for example, our customers and collaboration partners) suffer liquidity or operational problems that adversely impact their ability or desire to perform under current arrangements or collaborations.  If a key third party becomes insolvent or is forced to downsize its workforce, our results could suffer.  These potential effects of the current global financial crisis are difficult to forecast and mitigate.

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease
Spring Valley, NY	Manufacturing	120,000	Owned
Spring Valley, NY	Quality & Administrative	34,000	Owned
Suffern, NY	Distribution	190,000	Leased	September 2012
Spring Valley, NY	Research	55,000	Leased	December 2014
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2011#
Hauppauge, NY	Manufacturing	15,000	Leased	December 2010

# In February 2010, this lease was extended to March 2016.

We believe that our owned and leased properties are sufficient in size, scope and nature to meet our anticipated needs for the reasonably foreseeable future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 16 — “Commitments, Contingencies and Other Matters.”

ITEM 3.  Legal Proceedings

Unless otherwise indicated in the details provided below, we cannot predict with certainty the outcome or the effects of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, we may settle or otherwise resolve these matters on terms and conditions management believes are in our best interest.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations, cash flows or financial condition.

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006. The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  We and Messrs. O’Connor and Tarriff have answered the Amended Complaint and intend to vigorously defend the consolidated class action.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the United States District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“PTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the PTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, we are responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by us.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  We have an economic interest in the outcome of this litigation by virtue of our licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the Paddock litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint naming us in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming us in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming us in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On December 19, 2006, Reliant Pharmaceuticals, Inc. (“Reliant”) filed a lawsuit against us in the United States District Court for the District of Delaware.  Reliant alleged, in its Complaint, that we infringed U.S. Patent No. 5,681,588 (the “’588 patent”) by submitting a Paragraph IV certification to the FDA for approval to market generic 325 mg Propafenone HCl SR capsules.  On January 26, 2007, Reliant amended its complaint to add the additional allegation that we infringed the ‘588 patent by submitting a Paragraph IV certification to the FDA for approval to market generic 225 mg and 425 mg, Propafenone HCl SR capsules.  We have answered and counterclaimed denying Reliant’s infringement allegations, and asserted that the ’588 patent is invalid and unenforceable.  On April 17, 2009, a dismissal with prejudice was entered in the case pursuant to a settlement agreement between the parties.  In view of this agreement, we will enter the market with generic Rythmol SR on January 1, 2011 or earlier depending on certain circumstances.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the Complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, our bench trial in the U.S. District Court of Delaware concluded and we filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while we filed our notice of cross appeal on September 14, 2009.  On December 21, 2009, we filed our appeal brief with the U.S. Court of Appeals for the Federal Circuit.  We intend to vigorously prosecute our appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The Complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  We and MN filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including us on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of

Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On October 20, 2009, defendants filed an opposition to Sanofi’s motion.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On February 5, 2010, the oral hearing for defendants who had not settled with plaintiffs was reset to February 16, 2010, on which date the hearing was further continued to March 9, 2010.  We intend to continue to vigorously manage our defense of these actions with MN.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The Complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The Complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  We and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware. We intend to defend these actions vigorously and pursue our counterclaims against Elan, Celgene and Novartis.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against us in the United States District Court for the District of Delaware alleging infringement of the Patent because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  We intend to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010.  On September 11, 2009, plaintiffs filed a motion for summary judgment in the Delaware District Court.  On December 28, 2009, the Delaware Court reset the Pretrial conference date to February 4, 2010.  Trial commenced on February 22, 2010.  We intend to defend these actions vigorously and pursue our counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We filed an Answer and counterclaims on December 8, 2008 and amended our Answer and added a counterclaim on March 17, 2009, in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing has been set in this case for February 25, 2010, a Pretrial Conference for September 23, 2010, and a 5-day bench trial for October 12, 2010.  We intend to defend this action vigorously and pursue our counterclaims against Pozen.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  We filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  Pre-trial orders in this case will be due February 15, 2011 and a trial is scheduled for March 7, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which Par has been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Alabama, Hawaii, and Massachusetts, with each such trial commencing on June 14, August 23, and July 19, 2010 respectively.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the Complaints or answered the Complaints denying liability.  Par intends to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, on January 27, 2010, the court entered an order denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including Par.  The court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, certain defendants, including Par, filed a motion to amend the order for certification for immediate appeal.

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

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We intend to fully cooperate with the Department of Justice's inquiry.

Other

We are, from time to time, a party to certain other litigations, including product liability litigations.  We believe that these litigations are part of the ordinary course of our business and that their ultimate resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. We intend to defend or, in cases where we are the plaintiff, to prosecute these litigations vigorously.

Contingency

We accrued for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector

General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that we have taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss is approximately $5.1 million, including interest, which has been accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on the consolidated balance sheet as of December 31, 2009.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market information.  Our Common Stock is traded on the New York Stock Exchange (the “NYSE”) (ticker symbol: PRX). The following table shows the range of the closing prices for the Common Stock, as reported by the NYSE, for each fiscal quarter during our two most recent years.

	2009		2008
Quarter ended (approximately)	High	Low	High	Low
March 31	$13.74	$9.19	$23.83	$15.71
June 30	14.82	8.87	18.75	16.08
September 30	22.39	14.58	17.95	12.56
December 31	27.23	20.17	13.41	8.22

(b) Holders.  As of February 12, 2010, there were 1,594 holders of record of our common stock.

(c) Dividends.  During 2009, 2008 and 2007, we did not pay any cash dividends on our common stock. The payment of future dividends on our Common Stock is subject to the discretion of the Board and is dependent upon many factors, including our earnings, our capital needs, the terms of any financing agreements and our financial condition.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan (1)	4,197,000	$25.69	4,916,000
1997 Directors Stock Option Plan (3)	240,000	38.60	161,000
1990 Stock Incentive Plan	1,000	4.13	-
Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan (2)	57,000	7.78	114,000
Total	4,495,000	$26.14	5,191,000

(1)

The 2004 Plan totals include prior authorizations under the 2001 Plan.  The maximum number of stock options available for future issuance is 4,294,000.  Of the total number of shares available for future grant 622,000 shares are available for the issuance of restricted stock and/or restricted stock units.

(2)

For the 2000 Plan the total number of securities available for future issuance is all stock options.

(3)

For the 1997 Plan, the indicated total number of securities remaining available for future issuance may be any combination of stock options and restricted stock units.

(e) Performance graph

The following graph compares the total cumulative stockholder return on our Common Stock for the period December 31, 2004 through December 31, 2009, with the cumulative total return of (a) the S&P 400 Mid-Cap Index (b) the S&P 600 SmallCap Index and (c) the Dow Jones US Pharmaceuticals Index.  The comparison assumes that $100 was invested on December 31, 2004, in our Common Stock and in each of the comparison indices.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG PAR PHARMACEUTICAL COMPANIES, INC.,

S&P 400 MID-CAP INDEX, S&P 600 SmallCap INDEX AND DOW JONES US PHARMACEUTICALS INDEX

Company/Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Par Pharmaceutical Companies, Inc.	$100.00	$75.74	$54.06	$58.00	$32.41	$65.39
S&P 400 Mid-Cap	$100.00	$111.27	$121.27	$129.38	$81.15	$109.55
S&P 600 Small-Cap	$100.00	$106.65	$121.66	$120.18	$81.73	$101.16
Dow Jones US Pharmaceuticals	$100.00	$95.86	$106.66	$108.38	$85.53	$98.19

(f) Issuer Purchases of Equity Securities (1)

Quarter Ending December 31, 2009

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
October 4, 2009 through October 31, 2009	3,053	N/A	-	-
November 1, 2009 through November 28, 2009	519	N/A	-	-
November 29, 2009 through December 31, 2009	10,041	N/A	-	1,609,723
Total	13,613	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that our Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2009.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 13,613 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and issuance of common shares in connection with the vesting of restricted stock units issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $27.06 at December 31, 2009.

ITEM 6.  Selected Financial Data

	As of and for the Years Ended
	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Revenues:
Net product sales	$1,176,427	$561,012	$739,020	$705,378	$412,126
Other product related revenues	16,732	17,103	30,646	19,790	20,130
Total revenues	1,193,159	578,115	769,666	725,168	432,256
Cost of goods sold	859,206	401,544	501,147	506,884	277,554
Gross margin	333,953	176,571	268,519	218,284	154,702
Operating expenses (income):
Research and development	39,235	59,656	77,659	61,766	62,497
Selling, general and administrative	165,135	137,866	138,217	148,217	92,309
Intangible assets impairment	-	-	-	1,100	6,999
Settlements and loss contingencies, net	307	49,837	(945)	1,250	-
Restructuring costs	1,006	15,397	-	1,283	-
Total operating expenses	205,683	262,756	214,931	213,616	161,805
Gain on sale of product rights and other	3,200	9,625	20,000	3,054	-
Operating income (loss)	131,470	(76,560)	73,588	7,722	(7,103)
Other expense, net	-	-	(56)	126	(831)
Gain on bargain purchase	3,021	-	-	-	-
(Loss) gain on extinguishment of senior subordinated convertible notes	(2,598)	3,033	-	-	-
Equity in loss of joint venture	-	(330)	(387)	(663)	(534)
(Loss) gain on marketable securities and other investments, net	(55)	(7,796)	(1,583)	(583)	16,013
Interest income	2,658	9,246	13,673	8,974	5,343
Interest expense	(8,013)	(13,355)	(13,781)	(13,265)	(12,819)
Income (loss) from continuing operations before provision (benefit) for income taxes	126,483	(85,762)	71,454	2,311	69
Provision (benefit) for income taxes	48,883	(32,447)	24,670	(410)	(8,016)
Income (loss) from continuing operations	77,600	(53,315)	46,784	2,721	8,085
Gain (loss) from discontinued operations and loss from disposal before benefit for income taxes	-	505	-	-	(42,975)
Provision for income taxes	672	2,361	1,212	894	3,220
Loss from discontinued operations	(672)	(1,856)	(1,212)	(894)	(46,195)
Net income (loss)	$76,928	($55,171)	$45,572	$1,827	($38,110)

Net income (loss) per share of common stock:
Basic:
Income (loss) from continuing operations	$2.30	($1.60)	$1.36	$0.08	$0.24
Loss from discontinued operations	(0.02)	(0.05)	(0.04)	(0.03)	(1.35)
Net income (loss)	$2.28	($1.65)	$1.32	$0.05	($1.11)

Diluted:
Income (loss) from continuing operations	$2.27	($1.60)	$1.35	$0.08	$0.23
Loss from discontinued operations	(0.02)	(0.05)	(0.04)	(0.03)	(1.35)
Net income (loss)	$2.25	($1.65)	$1.31	$0.05	($1.12)

Weighted average number of common shares outstanding:
Basic:	33,679	33,312	34,494	34,422	34,191
Diluted	34,188	33,312	34,718	34,653	34,435

Balance Sheet Data:
Working capital	$263,094	$203,462	$232,100	$133,817	$286,081
Property, plant and equipment, net	74,696	79,439	82,650	89,155	87,570
Total assets	723,827	748,237	772,296	802,798	721,687
Long-term debt, less current portion	-	-	-	-	164,257
Total stockholders’ equity	498,653	411,983	452,810	420,431	381,524

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Par’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

OVERVIEW

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized our generic products division as part of an ongoing strategic assessment of our businesses.  This initiative was intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file and first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  Our internal research and development now targets high-value, first-to-file Paragraph IVs or first–to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partner with technology based companies that can deliver similar product opportunities.  As of December 2009, we had 12 confirmed first-to-files and two potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements because under such agreements we pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

To continue the development of our proprietary products division, Strativa Pharmaceuticals, we acquired the worldwide rights to Nascobal® Nasal Spray on March 31, 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  Strativa also expects to launch two products in 2010: ZuplenzTM , which is an oral soluble film formulation of ondansetron to be used for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting, and OravigTM , which is an antifungal therapy to be used for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our significant products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our recently introduced branded product (Nascobal®) and the successful development and commercialization of our in-licensed proprietary product pipeline.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe to be unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market.  At that time, however, the branded company may license an “authorized generic” product to a competing generic company.  As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of those products have typically declined, often significantly, depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors.

Net sales and gross margins derived from brand pharmaceutical products typically follow a different pattern.  Sellers of brand pharmaceutical products benefit from years of being the exclusive supplier to the market due to patent protections for the brand products.  The benefits include significantly higher gross margins relative to sellers of generic pharmaceutical products.  However, commercializing brand pharmaceutical products is more costly than generic pharmaceutical products.  Sellers of brand pharmaceutical products often have increased infrastructure costs relative to sellers of generic pharmaceutical products and make significant investments in the development and/or licensing of these products without a guarantee that these expenditures will result in the successful development or launch of brand products that will prove to be commercially successful.  Selling brand products also tends to require greater sales and marketing expenses to create a market for the products than is necessary with respect to the sale of generic products.  Just as we compete against companies selling branded products when we sell generic products, we confront the same competitive pressures when we sell our proprietary products.  Specifically, after patent protections expire, generic products can be sold in the market at a significantly lower price than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.

Par Pharmaceutical - Generic Products Division

Our strategy for our generic division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (e.g., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, we are able to effectively and efficiently pursue these opportunities and support our partners.

During the year ended December 31, 2009, our generic business net revenues and gross margin were concentrated in a few products.  The top five generic products (metoprolol succinate ER (metoprolol), sumatriptan, meclizine, the clonidine transdermal system (clonidine TDS), and dronabinol) accounted for approximately 76% of total consolidated revenues and approximately 50% of total consolidated gross margins in the year ended December 31, 2009.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced on August 3, 2009, however, that the FDA had approved two of its abbreviated new drug applications (“ANDA”) for metoprolol, and accordingly, we are no longer the sole distributor for those two SKUs (25mg and 50mg).  Our sales volume and unit price for metoprolol were adversely impacted for these two SKUs during the second half of 2009 and we anticipate that our sales and related gross margins from the other two SKUs (100mg and 200mg) will be negatively impacted if and when Watson receives FDA approval for those two SKUs.  Additional competition from competitors on any or all of the four SKUs in 2010 will result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  As the authorized generic distributor for metoprolol we do not control the manufacturing of the product, and any disruption in supply at our partner could have a negative effect on our revenues and gross margins.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling.  Tramadol ER is used to relieve pain, including pain after surgery and for chronic ongoing pain.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS ® ..  The product is manufactured by Aveva.  Par and Aveva share profits from the sales of the product.  From launch to December 31, 2009, we were the sole generic distributor of this product, and as of the date of this Form 10-K, we believe we remain the sole generic distributor of this product.  As the distributor of clonidine TDS we do not control the manufacturing of the product, and any disruption in supply at our partner could have a negative effect on our revenues and gross margins.  Our fourth quarter 2009 sales of clonidine TDS were adversely affected because we unexpectedly held an exclusive position with clonidine TDS at the third quarter 2009 launch date and, therefore, did not have the launch quantities to meet the unanticipated demand as the sole generic distributor.  This product has a long manufacturing lead time and our partner, Aveva, is working diligently to increase production in proportion to the demand for clonidine TDS.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to December 31, 2009, we remained the sole generic distributor of 3 SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was $4.3 million at December 31, 2009 and will be amortized over approximately two years.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.  The remaining net book value of the associated intangible asset was $1.7 million at December 31, 2009 and will be amortized over approximately four years.

We marketed meclizine prior to an explosion at the manufacturing facility of our active pharmaceutical ingredient (“API”) supplier in February 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  For 2009, we believe we were the exclusive supplier of this generic product.

In addition, our investments in generic product development are expected to yield approximately 5 to 7 new ANDA filings during each of 2010, 2011 and 2012.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may not occur or be delayed due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  We or our strategic partners currently have approximately 27 ANDAs pending with the FDA, which includes 14 first-to-file and/or first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Strativa Pharmaceuticals - Proprietary Products Division

For Strativa, we will continue to invest in the marketing and sales of our current products and prepare for the anticipated commercialization of our in-licensed products.  In addition, we will continue to seek new licenses and acquisitions to accelerate the growth of our branded business.

In July 2005, we received FDA approval for our first New Drug Application (“NDA”), filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that the company has licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $4.1 million at December 31, 2009 and will be amortized over approximately 3 years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® Nasal Spray, Strativa will focus on marketing both Megace® ES and Nascobal®.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  A lawsuit was filed in 2009 by the Federal Trade Commission alleging violations of antitrust laws stemming from our court approved settlement of patent litigation with Solvay.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  For more information regarding the lawsuit, refer to Note 16 to the Consolidated Financial Statements.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, mucoadhesive buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy in development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Strativa will market this product under the trade name of OravigTM in the U.S. if approved.  Phase III studies were completed by BioAlliance, and BioAlliance submitted a NDA for OravigTM in February 2009 and the NDA is under review with a scheduled action date in the second quarter of 2010.  If the product receives FDA approval, we will pay BioAlliance $20.0 million and commercialize the product, which will be supplied by BioAlliance.  In addition to paying BioAlliance royalties on net sales, BioAlliance may receive milestone payments if commercial sales achieve specified sales targets.

In August 2007, we acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc.  Ondansetron is indicated for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  We were collaborating with NovaDel Pharma, Inc. in the reformulation of ZensanaTM.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are evaluating options in order to determine the next steps for the ZensanaTM program.

  In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (ZuplenzTM), which is being developed for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  In the first quarter of 2009, Phase III studies were completed by MonoSol, and an NDA was submitted for ZuplenzTM and is under review.  In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.  If ZuplenzTM receives FDA approval and is launched as expected in 2010, we will pay MonoSol additional milestone payments totaling $6 million.

MonoSol would supply ZuplenzTM to us.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

In January 2008, we entered into an exclusive licensing agreement with Alfacell Corporation to acquire the U.S. commercialization rights to Alfacell’s Onconase® (ranpirnase), then in development for the treatment of unresectable malignant mesothelioma.  In May 2008, Alfacell reported that the preliminary data from its Phase III clinical trial did not meet statistical significance for the primary endpoint of overall survival in unresectable malignant mesothelioma.  On January 27, 2009, Alfacell reported that, at a pre-NDA meeting with the FDA, the FDA recommended that an additional clinical trial be conducted prior to submitting an NDA.  Due to these developments, on September 8, 2009, we entered into a termination and mutual release agreement with Alfacell, which terminated our commercial rights and obligations under the licensing agreement, in exchange for a 2% royalty on U.S. sales of any ranpirnase product commercialized by or on behalf of Alfacell in the field of cancer.

 On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  We manufacture Nascobal® Nasal Spray with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $51.3 million at December 31, 2009 and will be amortized over approximately 12 years from the acquisition date.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Proprietary Products segment, consisted of the following:

Revenues (2009 compared to 2008)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2009	2008	$ Change
Par Pharmaceutical - Generic
Metoprolol succinate ER (Toprol-XL®)	$742,697	$172,729	$569,968
Sumatriptan succinate injection (Imitrex®)	72,319	18,119	54,200
Meclizine Hydrochloride (Antivert®)	38,851	32,055	6,796
Clonidine TDS (Catapres TTS®)	33,747	-	33,747
Dronabinol (Marinol®)	24,997	14,356	10,641
Cabergoline (Dostinex®)	12,895	20,916	(8,021)
Propranolol HCl ER (Inderal LA®)	12,473	17,990	(5,517)
Cholestyramine Powder (Questran®)	10,348	8,682	1,666
Methimazole (Tapazole®)	10,062	10,187	(125)
Megestrol oral suspension (Megace®)	9,056	10,286	(1,230)
Tramadol HCl and acetaminophen tablets (Ultracet®)	8,652	1,661	6,991
Fluticasone (Flonase®)	5,883	38,978	(33,095)

Product	2009	2008	$ Change
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	5,691	11,024	(5,333)
Various amoxicillin products (Amoxil®)	2,311	14,822	(12,511)
Other product related revenues	6,732	6,535	197
Other	107,581	112,725	(5,144)
Total Par Pharmaceutical - Generic Revenues	$1,104,295	$491,065	$613,230

Strativa
Megace® ES	$68,703	$76,482	($7,779)
Nascobal® Nasal Spray	10,161	-	10,161
Other product related revenues	10,000	10,568	(568)
Total Strativa Revenues	$88,864	$87,050	$1,814

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Revenues:
Par Pharmaceutical - Generic	$1,104,295	$491,065	$613,230	124.9%	92.6%	84.9%
Strativa	88,864	87,050	1,814	2.1%	7.4%	15.1%
Total revenues	$1,193,159	$578,115	$615,044	106.4%	100.0%	100.0%

The increase in generic segment revenues for the year ended December 31, 2009 was primarily due to the continued exclusivity on two SKUs  (packaging sizes of 100mg and 200mg) of metoprolol succinate ER and reduced competition for sales of two other SKUs (25mg and 50mg) of metoprolol succinate ER relative to the prior year.  The dollar amount increase of metoprolol revenues for 2009 can be attributed to volume of units sold (approximately 18% of total dollar increase) with the remainder of the dollar amount increase due to price.  We launched clonidine in August 2009 as the sole generic distributor.  Previously, we launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout 2009, we remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.  In the third quarter of 2008, we launched multiple strengths of dronabinol.  We also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  Other notable launches in 2009 were tramadol ER (generic Ultram ER®), which launched in the fourth quarter of 2009, risperidone ODT, which launched in the second quarter of 2009, and alprazolam, which launched in the first quarter of 2009.  These three products are included in “Other” above.  Offsetting these increases of 2009 net sales were lower generic revenues of certain existing products primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including fluticasone, various amoxicillin products, cabergoline, ibuprofen, and propranolol HCl ER caps.  In addition, we experienced declines in many of our other generic products due to volume and pricing pressures, and/or product discontinuation as a result of the fourth quarter 2008 restructuring of the generic business to trim our generic product portfolio in an effort to retain only those marketed products that deliver acceptable profit.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 79% of our total revenues in 2009 and approximately 57% of our total revenues in 2008.  The increase in the percentage is driven by the increased sales of metoprolol, dronabinol and sumatriptan coupled with the 2009 launch of clonidine.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in 2009 was primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009 by Strativa.  The net sales decline of Megace® ES in 2009 is primarily attributed to the timing of trade buying patterns.  In December 2007, the trade delayed its Megace® ES purchases until after the holidays to the benefit of 2008.  In December 2008, the trade accelerated its Megace® ES purchases before the holidays to the detriment of 2009.  Megace® ES also experienced higher returns during 2009 as compared to the prior year.  We expect that the Megace® ES product returns rate for 2010 will approximate the 2009 returns rate.

Revenues (2008 compared to 2007)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2008	2007	$ Change
Generic

Metoprolol succinate ER (Toprol-XL®)	$172,729	$141,877	$30,852
Fluticasone (Flonase®)	38,978	130,475	(91,497)
Meclizine Hydrochloride (Antivert®)	32,055	8,922	23,133
Cabergoline (Dostinex®)	20,916	34,252	(13,336)
Sumatriptan succinate injection (Imitrex®)	18,119	-	18,119
Propranolol HCl ER (Inderal LA®)	17,990	57,459	(39,469)
Various amoxicillin products (Amoxil®)	14,822	27,714	(12,892)
Dronabinol (Marinol®)	14,356	-	14,356
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	11,024	17,248	(6,224)
Megestrol oral suspension (Megace®)	10,286	14,344	(4,058)
Methimazole (Tapazole®)	10,187	12,343	(2,156)
Fluoxetine (Prozac®)	9,012	13,229	(4,217)
Lovastatin (Mevacor®)	4,311	7,360	(3,049)
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,661	16,024	(14,363)
Ranitidine HCl Syrup (Zantac®)	421	12,243	(11,822)
Other product related revenues	6,535	21,214	(14,679)
Other	107,663	170,213	(62,550)
Total Par Pharmaceutical - Generic Revenues	$491,065	$684,917	($193,852)

Strativa
Megace® ES	$76,482	$75,317	$1,165
Nascobal® Nasal Spray	-	-	-
Other product related revenues	10,568	9,432	1,136
Total Strativa Revenues	$87,050	$84,749	$2,301

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2008	2007	$ Change	% Change	2008	2007
Revenues:
Par Pharmaceutical - Generic	$491,065	$684,917	($193,852)	(28.3%)	84.9%	89.0%
Strativa	87,050	84,749	2,301	2.7%	15.1%	11.0%
Total revenues	$578,115	$769,666	($191,551)	(24.9%)	100.0%	100.0%

Decreased generic revenues in 2008 were primarily due to pricing pressure on existing products including fluticasone, propranolol HCl ER caps, cabergoline, various amoxicillin products, tramadol HCl and acetaminophen tablets and ranitidine HCl syrup.  This was coupled with discontinuation of polyethylene glycol included in “Other” above, and lower royalty payments driven primarily by ondansetron tablets.  These decreases were partially offset by higher sales resulting from meclizine, which launched in July 2008, the launch of the 2.5mg, 5mg, and 10mg strengths of dronabinol in July 2008, the launch of sumatriptan succinate in November 2008 and increased sales of metoprolol.

Among the top-selling products in 2008 that did not have sales in 2007 were dronabinol and sumatriptan.  Lower generic revenues in 2008 were primarily driven by lower sales of certain existing products driven by increased competition affecting both price and volume, including fluticasone, propranolol HCl ER caps, tramadol HCl and acetaminophen tablets, cabergoline, various amoxicillin products, ranitidine HCl syrup, and ibuprofen.  In addition, we experienced declines in many of our other products due to volume and pricing pressures, and polyethylene glycol, which decreased $4.9 million due to product discontinuation as well as lower royalties, which decreased primarily from lower sales of ondansetron.  These decreases were partially offset by higher sales of metoprolol succinate ER, resulting from increased volume due to full year impact of 50 mg, 100 mg and 200 mg strengths, meclizine, resulting from the relaunch in July 2008 and the new product launches described above.  Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 57% of our total revenues in 2008 and approximately 53% of our total revenues in 2007.  The increase in the percentage is driven by the launch of dronabinol and sumatriptan and increased sales of metoprolol partially offset by lower sales of fluticasone and higher sales of meclizine, which is a manufactured product.

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

Our gross revenues for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	For the Years Ended December 31,
($ thousands)	2009	Percentage of Gross Revenues	2008	Percentage of Gross Revenues	2007	Percentage of Gross Revenues
Gross revenues	$1,626,514		$1,130,806		$1,409,651

Chargebacks	(172,766)	10.6%	(377,627)	33.4%	(345,526)	24.5%
Rebates and incentive programs	(127,657)	7.8%	(85,214)	7.5%	(173,700)	12.3%
Returns	(25,056)	1.5%	(15,932)	1.4%	(29,532)	2.1%
Cash discounts and other	(81,666)	5.0%	(48,354)	4.3%	(71,341)	5.1%
Medicaid rebates and rebates due under other US Government pricing programs	(26,210)	1.6%	(25,564)	2.3%	(19,886)	1.4%
Total deductions	(433,355)	26.6%	(552,691)	48.9%	(639,985)	45.4%

Total revenues	$1,193,159	73.4%	$578,115	51.1%	$769,666	54.6%

The total gross-to-net sales adjustments as a percentage of gross sales decreased for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to a significant reduction of chargebacks.  This decrease was driven primarily by the increase in metoprolol sales during 2009.  The metoprolol sales increase was driven by limited competition that resulted in increased volume to retail chains which do not result in a chargeback, as well as a price increase, commensurate with being the sole distributor of the generic product throughout 2009 for two SKUs (100mg and 200mg) and with reduced competition for two other SKUs (25mg and 50mg), which reduces the chargebacks that we pay to wholesalers.  This was coupled with lower overall volume of sales of products that carry higher than average chargeback rates and the discontinuation of other lower margin products.

The total gross-to-net sales adjustments as a percentage of gross sales increased in 2008 compared to 2007, primarily due to increased pricing pressure of key products including metoprolol, fluticasone, and cabergoline.   This increase was tempered by the relaunch of meclizine in July 2008, the launches of dronabinol in July 2008 and sumatriptan in November 2008, lower royalty income in 2008, lower returns and lower rebates primarily driven by lower fluticasone sales, 2008 customer net pricing trends and lower 2008 formulary sales.

Gross-to-net deductions are discussed in the “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin (2009 compared to 2008)

	For the Years Ended December 31,
				Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Par Pharmaceutical - Generic	$267,830	$108,952	$158,878	24.3%	22.2%
Strativa	66,123	67,619	(1,496)	74.4%	77.7%
Total gross margin	$333,953	$176,571	$157,382	28.0%	30.5%

Our increase in generic gross margin dollars in 2009 is primarily due to higher sales of metoprolol coupled with a full year of sumatriptan sales (launched in November 2008), the launch of clonidine in August 2009, a full year of dronabinol sales (launched in July 2008), a full year of meclizine sales (commenced shipment in the third quarter of 2008), and the launch of tramadol ER (generic Ultram ER®) in November 2009.  These six products along with cabergoline and propranolol totaled approximately $194 million gross margin dollars and totaled a gross margin percentage of approximately 20% for 2009.  These products (excluding clonidine and tramadol ER, which both launched in 2009) totaled approximately $85 million gross margin dollars and a gross margin percentage of approximately 31% for 2008.  Gross margin related to all other revenue sources (e.g., products and royalties) totaled approximately $74 million and a gross margin percentage of approximately 47% for 2009 as compared to 2008 gross margin dollars of $24 million with a gross margin percentage of approximately 11%.  Gross margin related to all other revenue sources benefited from the generic segment’s resizing which began in the fourth quarter of 2008 and included the trimming of the generic product portfolio to retain only those marketed products that deliver acceptable gross margins, the non-recurrence of an impairment charge for nabumetone in the prior year, the first quarter 2009 launch of alprazolam that has a high gross margin percentage and additional tramadol HCl and acetaminophen (generic Ultracet®) business due to loss of a competitor that had to exit the market during the second quarter of 2009.

Strativa gross margin dollars decreased for 2009, primarily due to lower sales of Megace® ES.  The gross margin percentage of Nascobal® Nasal Spray was negatively impacted by purchase price adjustments associated with inventory fair value adjustments upon acquisition and sold in the second quarter of 2009.

Gross Margin (2008 compared to 2007)

	For the Years Ended December 31,
				Percentage of Total Revenues
($ in thousands)	2008	2007	$ Change	2008	2007
Gross margin:
Par Pharmaceutical - Generic	$108,952	$204,130	($95,178)	22.2%	29.8%
Strativa	67,619	64,389	3,230	77.7%	76.0%
Total gross margin	$176,571	$268,519	($91,948)	30.5%	34.9%

Generic product gross margins decreased in 2008 from the year ended December 31, 2007 primarily due to lower sales of existing products including fluticasone, propranolol HCl ER, and cabergoline, a decline in many of our other generic products due to pricing pressures, an impairment charge of approximately $4.9 million for nabumetone driven by an increased competitive environment and expected lower future cash flows coupled with a routine evaluation of our generic product portfolio, and lower royalties driven by lower sales of ondansetron.  These decreases were partially offset by higher sales of metoprolol succinate, meclizine driven by the relaunch in July 2008, dronabinol launched in July 2008 and sumatriptan succinate launched in November 2008 as well as lower inventory write-offs.

The Strativa gross margin increased in 2008 from the year ended December 31, 2007 due to revenue growth discussed above.  The rate of gross margin as a percentage of net product sales in 2008 reflects increased sales of lower margin metoprolol succinate ER, increased amortization driven by the nabumetone impairment charge and lower royalty income and lower sales of higher margin products such as cabergoline and propranolol HCl ER, offset by the increased sales of higher margin meclizine and Megace® ES, the launches of higher margin dronabinol and sumatriptan succinate, lower sales of low margin products such as fluticasone and lower inventory write-offs.

  Research and Development (2009 compared to 2008)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Research and development:
Par Pharmaceutical - Generic	$29,414	$47,965	($18,551)	(38.7%)	2.7%	9.8%
Strativa	9,821	11,691	(1,870)	(16.0%)	11.1%	13.4%
Total research and development	$39,235	$59,656	($20,421)	(34.2%)	3.3%	10.3%

Par Pharmaceutical – Generic Products Division:

In October 2008, we announced plans to resize our generic unit as part of an ongoing strategic assessment of our businesses.  In conjunction with this action, we began to significantly reduce our internal generic products research and development effort in the first quarter of 2009.  These actions led to reduced full year expenditures of $18.5 million driven by an $8.4 million reduction in employment related costs on headcount reductions of approximately 65 employees.  The remainder of the savings was the result of lower biostudy costs, down $6.2 million, and lower depreciation, supplies, maintenance, and corporate overhead allocations, combined costs of $8.1 million, as we concentrate our efforts on completing a more focused portfolio of generic products.  These reductions were somewhat tempered by higher outside development costs, up $3.9 million, driven by increased activity with third party partners related to new product development and licensing opportunities.

Strativa Pharmaceuticals – Proprietary Products Division:

The decrease in Strativa research and development in 2009 principally reflects:

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

•

the non-recurrence of approximately $2.9 million of costs related to the development of ZensanaTM, an oral spray formulation of ondansetron, which was acquired in the latter half of 2007; and

•

lower net milestone payments to MonoSol Rx relating to ZuplenzTM (the oral soluble film formulation of ondansetron) as a $1.0 million milestone payment triggered by MonoSol Rx in January 2009 upon successful completion of bioequivalence reports for ZuplenzTM was more than offset by the non-recurrence of $2.5 million of development milestones that were paid during the first nine months of 2008.  On April 7, 2009, Strativa submitted an NDA for ZuplenzTM to the FDA seeking approval in 8 mg and 4 mg strengths for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  To date, Strativa has paid MonoSol Rx a total of $3.5 million for the completion of certain milestones; the next milestone payment is payable upon FDA approval of the NDA.

These reductions were tempered by:

•

an additional $6.5 million paid and expensed in the fourth quarter of 2009 to MonoSol Rx under the terms of an amendment to the original License, Development and Supply Agreement for ZuplenzTM  and a new Development and Commercialization Agreement for up to three potential oral soluble film products; and

•

higher year over year FDA filing fees due to the New Drug Application for ZuplenzTM and our 2Q 2009 acquisition of Nascobal.

Research and Development (2008 compared to 2007)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2008	2007	$ Change	% Change	2008	2007
Research and development:
Par Pharmaceutical - Generic	$47,965	$55,936	($7,971)	(14.3%)	9.8%	8.2%
Strativa	11,691	21,723	(10,032)	(46.2%)	13.4%	25.6%
Total research and development	$59,656	$77,659	($18,003)	(23.2%)	10.3%	10.1%

Our research and development expenses decreased in 2008 from the year ended December 31, 2007, driven by a reduction in expenditures related to both the Strativa and Generic research and development expenditures.  Expenditures related to Strativa were down approximately $10 million, which was principally driven by a net reduction of $11.7 million of one-time Strativa milestone payments, as $7.5 million of 2008 payments to Alfacell and MonoSol Rx, detailed below, were more than offset by the non-recurrence of $19.2 million of payments incurred in 2007 to acquire rights to late stage compounds, comprised of OravigTM, pafuramidine maleate and ZensanaTM.  The development of pafuramidine maleate was discontinued in February 2008.

In January 2008, we entered into an exclusive licensing agreement with Alfacell Corporation to acquire the commercialization rights to Onconase® in the United States.  Under the terms of the agreement, we made an initial cash payment of $5 million to Alfacell in the first quarter of 2008.  In September 2009, we entered into a termination and mutual release agreement with Alfacell, which terminated our commercial rights and obligations under the licensing agreement, in exchange for a 2% royalty on U.S. sales of any ranpirnase product commercialized by or on behalf of Alfacell in the field of cancer.

In June 2008, we entered into an exclusive licensing agreement under which we acquired the commercialization rights in the United States to the oral soluble film formulation of ondansetron from MonoSol Rx.  Ondansetron oral soluble film formulation is a new oral formulation in development for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.  Under the terms of the agreement, we made an initial cash payment to MonoSol in the second quarter of 2008 of $1.25 million and an additional $1.25 million in the third quarter of 2008 upon successful completion of the first contractual milestone.

 In addition to these milestones, on-going R&D expense in support of our strategy to expand Strativa increased approximately $1.7 million driven by costs related to the development of ZensanaTM.

Expenditures related to our generic product portfolio decreased $8.0 million due to a reduction of personnel cost of $4 million, primarily due to the non-recurrence of performance incentive compensation incurred in 2007 and the non-recurrence of one-time costs associated with a third party development agreement ($2.5 million) and other lower internal development costs ($0.5 million).

Selling, General and Administrative (2009 compared to 2008)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Selling, general and administrative:
Par Pharmaceutical - Generic	$77,117	$83,455	($6,338)	(7.6%)	7.0%	17.0%
Strativa	88,018	54,411	33,607	61.8%	99.0%	62.5%
Total selling, general and administrative	$165,135	$137,866	$27,269	19.8%	13.8%	23.8%

The net increase in SG&A expenditures for the year ended December 31, 2009 principally reflects:

•

an increase of $24.9 million related to our on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal® Nasal Spray, as well as development costs for other pipeline products, principally ZuplenzTM and OravigTM;

•

higher bonus costs of $6.7 million due to our 2009 annual operating results being significantly better than the 2008 operating results;

•

approximately $1.8 million of increased allocations of stock based compensation costs driven by the significant downsizing of the Research and Development organization (total company stock based compensation costs are up approximately $0.7 million on a comparative basis to the prior year, exclusive of prior year amounts for severance charges); and

•

lower legal, accounting and consulting fees, combined worth approximately $4.9 million.

Selling, General and Administrative (2008 compared to 2007)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2008	2007	$ Change	% Change	2008	2007
Selling, general and administrative:
Par Pharmaceutical - Generic	$83,455	$75,783	$7,672	10.1%	17.0%	11.1%
Strativa	54,411	62,434	(8,023)	(12.9%)	62.5%	73.7%
Total selling, general and administrative	$137,866	$138,217	($351)	(0.3%)	23.8%	18.0%

The decrease in SG&A expenditures in 2008 was primarily due to lower employee compensation driven by lower bonus costs ($7.8 million), the non-recurrence of the fourth quarter 2007 stock option tender offer and the resulting lower stock option costs ($6.8 million), lower Strativa related sales and marketing expenses ($2.2 million), decreased professional accounting fees due to the non-recurrence of our restatement of prior periods ($1.3 million), and lower product liability insurance premiums ($1.3 million). These decreases were tempered by higher legal fees of $17.4 million and severance costs of $1.1 million.

Settlements and Loss Contingencies, Net (2009 compared to 2008 and 2008 compared to 2007)

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Settlements and loss contingencies, net	$307	$49,837	($945)

Settlements and loss contingencies, net of $0.3 million during the year ended December 31, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009 offset by a change in estimate in fourth quarter 2009 in relation to $3.5 million of litigation settled in the first quarter of 2010 as detailed in the “Subsequent Events” section below.  On February 9, 2009, following a bench trial, the United States District Court for the Northern District of Illinois entered a judgment in favor of Pentech and against us in the amount of $70.0 million.  This action had alleged that we breached our contract with Pentech relating to the supply and marketing of paroxetine and that we breached fiduciary duties allegedly owed to Pentech.  As a result of the court’s decision, we recorded $45 million in settlements and loss contingencies, net on the consolidated statements of operations for the year ended December 31, 2008.  Subsequently, in March 2009, we entered into a settlement agreement and release with Pentech under which the parties fully resolved all disputes, claims, and issues in connection with this litigation for $66.1 million.  We paid $66.1 million in cash and recorded a $3.9 million gain related to this settlement, net of $0.5 million of interest accrued from January 1, 2009.

In addition, during the year ended December 31, 2008, we recorded a loss contingency of approximately $4.8 million in connection with our Department of Veterans Affairs contract (refer to Notes to Consolidated Financial Statements –  Note 16 - Commitments, Contingencies and Other Matters), which represented our estimate of the low end of the possible range of loss related to an expected settlement of this matter, including interest.

The net gain of $0.9 million for the year ended December 31, 2007, is comprised of a $0.4 million gain related to the settlement of a class action law suit against a former supplier of raw materials that was found guilty of anti-competitive activities; a $0.4 million gain relating to the termination of a product development manufacturing and supply agreement entered into in 2003 between us and Perrigo Pharmaceuticals; and a $0.2 million gain relating to the termination of a development, manufacture and marketing agreement entered into in 1999 between us and Resolution Chemicals.

Restructuring Costs (2009 compared to 2008 and 2008 compared to 2007)

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Restructuring costs	$1,006	$15,397	$ -

In October 2008, we announced our plans to resize our generic products division as part of an ongoing strategic assessment of our businesses.  In conjunction with this plan, we have taken steps to reduce our research and development expenses by decreasing internal generic research and development effort.  Under this plan, we are continuing to concentrate our efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, we initiated actions to trim our generic product portfolio in an effort to retain only those products that deliver acceptable profit.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, as part of our plans to resize our generic products division, we determined to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

During the year ended December 31, 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.  These charges were somewhat tempered by a modest revision in estimate of certain termination benefit costs.

The following table summarizes the restructuring costs in 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at December 31, 2009
Severance and employee benefits to be paid in cash	$6,199	$6,199	$5,871	$1,362	($504)	$1,186
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	208	148	-	-
Total	$15,397	$6,259	$6,079	$1,510	($504)	$1,186

We previously disclosed that we had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  During the first quarter of 2009, and in conjunction with our acquisition of Nascobal® and certain assets from MDRNA (refer to Notes to Consolidated Financial Statements – Note 21 – “Acquisitions”), we reevaluated our plan for these assets.  Under our revised plans, these assets will be held and used for the life of the asset, and therefore we had resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  We accounted for these actions as a change in estimate.

Gain on Sales of Product Rights and Other (2009 compared to 2008 and 2008 compared to 2007)

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Gain on sale of product rights and other	$3,200	$9,625	$20,000

During the year ended December 31, 2009 and 2008, we recognized a gain on the sale of product rights of $3.2 million and $9.0 million, related to the sale of multiple ANDAs.

In 2007, we entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  We recorded a $0.6 million gain in 2008, when our obligations were fulfilled related to this agreement.

In 2005, we entered into a joint development and collaboration agreement with Optimer to commercialize Difimicin (PAR 101), an investigational drug to treat Clostridium difficile-associated diarrhea.  In 2007, in exchange for $20 million we returned the marketing rights to Optimer, and recorded a corresponding gain on the sale of product rights.

Operating Income (Loss) (2009 compared to 2008)

	For the Years Ended December 31,
($ in thousands)	2009	2008	$ Change
Operating income (loss):
Par Pharmaceutical - Generic	$163,186	($76,773)	$239,959
Strativa	(31,716)	213	(31,929)
Total operating income (loss)	$131,470	($76,560)	$208,030

Our increased operating income in 2009 was mainly due to the increase in gross margins for the generic segment coupled with the decrease in research and development expenditures, somewhat tempered by sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® Nasal Spray and higher employee compensation driven by higher bonus costs.

Operating Income (Loss) (2008 compared to 2007)

	For the Years Ended December 31,
($ in thousands)	2008	2007	$ Change
Operating (loss) income:
Par Pharmaceutical - Generic	($76,773)	$73,357	($150,130)
Strativa	213	231	(18)
Total operating (loss) income	($76,560)	$73,588	($150,148)

Our operating loss in 2008 was mainly due to the decrease in gross margins for the generic segment as discussed above.  Also, we recorded a $44.7 million loss owed to Pentech with respect to an unfavorable court decision, and a loss contingency of approximately $4.8 million in connection with our Department of Veterans Affairs contract, which represents our estimate of the low end of the possible range of loss related to an expected settlement of this matter, including interest.  We also recorded restructuring costs of $15 million during 2008.  See below for details of the restructuring costs.  Our legal fees increased by approximately $17 million in 2008 as compared to 2007.  Gains on sales of product rights and other decreased approximately $10 million in 2008.  These negative factors included in the 2008 operating loss were tempered by lower Strativa in-licensing payments in 2008 ($12 million), lower other R&D expenditures ($3 million), lower employee compensation driven by lower bonus costs ($8 million), the non-recurrence of the fourth quarter 2007 stock option tender offer and the resulting lower stock option costs ($8 million), lower expenses related to sales and marketing of Megace® ES ($4 million), decreased professional accounting fees due to the non-recurrence of our restatement of prior period financial statements ($1 million), and lower product liability insurance premiums ($1 million).

Gain on Bargain Purchase

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Gain on bargain purchase	$3,021	$ -	$ -

During the year ended December 31, 2009, we recorded a $3.0 million gain related to the acquisition of certain assets and certain operating leases from MDRNA, Inc.  The acquisition has been accounted for as a bargain purchase under FASB ASC 805.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.

(Loss) gain on Extinguishment of Senior Subordinated Convertible Notes

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
(Loss) gain on extinguishment of senior subordinated convertible notes	($2,598)	$3,033	$ -

We account for our senior subordinated convertible notes (the “Notes”) under the provisions of FASB ASC 470-20 “Debt with Conversion and Other Options”, which requires that we separately account for the liability and equity components of the Notes, as they may be settled entirely or partially in cash upon conversion.  The effect of the standard is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  This discounted carrying value for the debt instrument is subsequently accreted to the face value of the notes over their term through additional noncash interest expense.  As such, the carrying value of debt as recorded on the balance sheet is less than the face value of the debt until the day of maturity.  The following table summarizes the discounted carrying value and face value of our debt:

($ in thousands)	As of December 31,
	2009	2008	2007
Face value of senior subordinated convertible notes	$ 47,746	$ 142,000	$ 200,000
Discounted carrying value of senior subordinated convertible notes	$ 46,175	$ 130,141	$ 175,718

During the fourth quarter of 2008, we began to repurchase Notes in advance of their September 30, 2010 maturity date.  We continued to periodically purchase Notes on the open market through the third quarter of 2009, and through a “Modified Dutch Auction” tender offer announced and completed in the fourth quarter of 2009.  All repurchases were made at prices at or below par value of the Notes.  FASB ASC 470-20 dictates that we allocate purchase price to the estimated fair value to the Notes exclusive of the conversion feature and to the conversion feature.  Based on our assessment, the entire repurchase price was allocated to the Notes exclusive of the conversion feature.  The difference between the repurchase price and the net discounted carrying value of the Notes was reflected in the gain or loss on the extinguishment in the statement of operations.  The following table illustrates the difference between the repurchase price, the face value and the discounted carrying value:

($ in thousands)	For the years ended December 31,
	2009	2008
Aggregate principal amount of notes repurchased (face value)	$ 94,254	$ 58,000
Aggregate repurchase price (including fees and commissions)	(91,806)	(49,590)
	$ 2,448	$ 8,410
Acceleration of Deferred Financing Costs	(495)	(533)
Gain on extinguishment of Notes prior to adoption of FASB ASC 470-20	$ 1,953	$ 7,877

Aggregate net discounted carrying value of debt per ASC 470-20 (balance sheet value)	$ 89,703	$ 53,156
Aggregate repurchase price (including fees and commissions)	(91,806)	(49,590)
	$ (2,103)	$ 3,566
Acceleration of Deferred Financing Costs	(495)	(533)
(Loss) / gain on extinguishment of senior subordinated convertible notes as calculated per FASB ASC 470-20 and 470-50-40-4	$ (2,598)	$ 3,033

During 2009 in connection with the repurchase of the Notes, we paid approximately $0.7 million in accrued interest and we paid commissions and fees of approximately $0.4 million.  The 2009 repurchases include the results of a “Modified Dutch Auction” tender offer.  In November 2009, we announced that $30.8 million aggregate principal amount of the Notes were properly tendered at par value.

During the year ended December 31, 2008 in connection with the repurchase of the Notes, we paid approximately $0.1 million in accrued interest and we paid commissions and fees of approximately $0.1 million.

Equity in Loss of Joint Venture

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Equity in loss of joint venture	$ -	($330)	($387)

As further detailed in Note 19 – “Investment in Joint Venture” of the accompanying consolidated financial statements, on June 27, 2008, we and SVC Pharma entered into a license and distribution agreement concurrent with FDA approval of an ANDA for dronabinol (Marinol®).  In connection with the agreement, we transferred our interest in SVC Pharma, a joint venture with Rhodes Technology, to Rhodes Technology.  Prior to this transfer, we recognized our share of loss in SVC Pharma, which was primarily comprised of research and development costs, as equity in loss from joint venture of $0.3 million for the year ended December 31, 2008, and $0.4 million for the year ended December 31, 2007.

Loss on Sale of Marketable Securities and Other Investments, Net

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Loss on sale of marketable securities and other investments, net	($55)	($7,796)	($1,583)

Loss on sale of marketable securities and other investments, net was $0.1 million during the year ended December 31, 2009 and was not comprised of any individually significant components.

 During the year ended December 31, 2008, we recorded a loss of $7.8 million comprised of the following amounts:

•

$3.7 million other-than-temporary impairment of our investment in a debt security issued by Ford Motor Credit Company driven by the ongoing deterioration of the credit markets and the auto industry coupled with the severity of the loss and the duration of the period that the investment has been in a loss position.  This security was subsequently sold in 2009.

•

$3.3 million other-than-temporary impairment of our investment in Hana Biosciences, Inc. which was triggered by the severity of the loss and the duration of the period that the investment had been in a loss position.

•

$2.5 million other-than-temporary impairment of our investment in IPC Corp., based upon limited financial information provided by IPC and general economic and capital market conditions.

We recorded an investment loss of $6.0 million during the year ended December 31, 2007, relating to the complete loss of an investment, as a limited partner, in a fund that invested in various floating rate structured finance securities.  The fund was liquidated and there was no remaining equity for the limited partners.  During 2008, we reached a settlement in connection with the fund and received $1.7 million, which was recognized as a gain.

In addition, during the year ended December 31, 2007, we sold our investment in Optimer stock for $16.5 million and recognized a pre-tax gain of $4.5 million.

Interest Income

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Interest income	$2,658	$9,246	$13,673

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds, coupled with a lower average portfolio balance principally due to the cash settlement to Pentech, the purchase price related to our acquisition of Nascobal® and certain assets from MDRNA, and the repurchase throughout the year of senior subordinated convertible notes.

Interest Expense

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Interest expense	($8,013)	($13,355)	($13,781)

Interest expense principally includes interest on our senior subordinated convertible notes due September 2010 and is lower in 2009 primarily due to our repurchase of notes in the aggregate principal amount of $152.3 million made throughout 2009 and during the fourth quarter of 2008.   Excluding any new borrowings or new credit facilities, 2010 interest expense will be approximately $2.7 million.

Income Taxes

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Provision (benefit) for income taxes	$48,883	($32,447)	$24,670
Effective tax rate	39%	38%	35%

The provisions/(benefit) were based on the applicable federal and state tax rates for those periods (see Notes to consolidated financials statements - Note 15 – “Income Taxes”).

Discontinued Operations

	For the Years Ended December 31,
($ in thousands)	2009	2008	2007
Gain from discontinued operations	$ -	$505	$ -
Provision for income taxes	672	2,361	1,212
Loss from discontinued operations	($672)	($1,856)	($1,212)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, we received $0.5 million during the year ended December 31, 2008 which represents our share of the net proceeds of the sale transaction.  In addition, in 2009, 2008 and 2007, we recorded $0.7 million, $2.2 million and $1.2 million to discontinued operations principally related to interest on related contingent tax liabilities.

FINANCIAL CONDITION

Liquidity and Capital Resources

Year ended
December 31,
($ in thousands)	2009
Cash and cash equivalents at beginning of period	$170,629
Net cash provided by operating activities	53,348
Net cash used in investing activities	(9,453)
Net cash used in financing activities	(92,856)
Net decrease in cash and cash equivalents	($48,961)
Cash and cash equivalents at end of period	$121,668

 Discussion of Liquidity for the year ended and as of December 31, 2009

Cash provided by operations for 2009 reflects an increase in cash reflective of net income generated by our operations partially offset by cash paid to Pentech in connection with the unfavorable court decision of approximately $66 million and working capital requirements.  Cash flows used by investing activities were primarily driven by the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million offset by the liquidation of net investments in available for sale debt securities to fund the acquisitions and the payment of the unfavorable court decision related to Pentech.  Cash used in financing activities in 2009 mainly represented the repurchase of approximately $94 million in the aggregate principal amount of our outstanding senior subordinated convertible notes due September 2010.

Our working capital, current assets minus current liabilities, of $263 million at December 31, 2009 increased approximately  $60 million from $203 million at December 31, 2008, which primarily reflects the increase in accounts receivable and inventories mainly related to metoprolol sales offset by the funds invested in the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.44x at December 31, 2009 compared to 1.69x at December 31, 2008.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In 2009, we collected approximately $1,140 million with respect to net product sales as compared to approximately $575 million in 2008.  The increase can be attributed to our improved sales performance in 2009 as compared to the prior year comparable periods, which, as discussed above, was driven primarily by metoprolol sales, the revenue from which increased in 2009 due to fewer competitive products in the market.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our generic product pipeline included 12 first-to-file and two first-to-market opportunities (a total of approximately 27 ANDAs pending with the FDA) and our Strativa pipeline had 4 brand drugs in active development as of December 31, 2009.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

We also filed a “shelf” registration statement during 2009.  Under the “shelf” registration, we may sell any combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.  We have no current plans to raise capital via the “shelf” registration statement.

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

•

Cash paid for inventory purchases was approximately $220 million for 2009 as compared to approximately $147 million for 2008.  The increase is mainly due to our 2009 sales performance improvement, which resulted in improved inventory turns.

•

Cash paid to all other suppliers and third parties was approximately $829 million for 2009 as compared to approximately $369 million for the prior year.  The increase is mainly due to our 2009 sales performance improvement of distributed products that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees was approximately $73 million for 2009 as compared to approximately $78 million for the prior year.  The decrease for 2009 was mainly due to the resizing of our generic products division begun in October 2008, which resulted in a workforce reduction of approximately 190 positions coupled with lower bonus payments in 2009 related to 2008 operating performance as compared to bonus payments in 2008 related to 2007 operating performance.  Bonus payments in the first quarter of 2010 related to 2009 operating performance were higher than 2009 levels.

•

The payment of our outstanding senior subordinated convertible notes ($47.7 million principal amount outstanding at December 31, 2009) in September 2010.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $5.1 million, including interest, as of December 31, 2009 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2010 capital expenditures are expected to total approximately $12 million.

•

Expenditures related to current business development and product acquisition activities.  As of December 31, 2009, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $71 million. This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.  This amount is also exclusive of product launch costs.  In 2010, Strativa expects to launch ZuplenzTM and OravigTM, pending FDA approval of these products.

•

Normal course payables due to distribution agreement partners of approximately $59 million as of December 31, 2009 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $59 million during the first two months of the first quarter of 2010.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Analysis of available for sale debt securities held as of December 31, 2009

In addition to our cash and cash equivalents, we had approximately $40 million of available for sale debt securities classified as current assets on the consolidated balance sheet as of December 31, 2009.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of December 31, 2009

The dollar values of our material contractual obligations and commercial commitments as of December 31, 2009 were as follows, in $ thousands:

		Amounts Due by Period
Obligation	Total Monetary	2010	2011 to	2013 to	2015 and
	Obligations		2012	2014	thereafter	Other
Operating leases	$10,664	$4,832	$4,655	$1,177	$ -	$ -
Convertible notes (1)	47,746	47,746	-	-	-	-
Interest payments	1,373	1,373	-	-	-	-
Purchase obligations (2)	67,851	67,851	-	-	-	-
Long-term tax liability (3)	42,097	-	-	-	-	42,097
Severance payments	2,223	1,990	233	-	-	-
Other	5,620	5,620	-	-	-	-
Total obligations	$177,574	$129,412	$4,888	$1,177	$ -	$42,097

(1)

Our senior subordinated convertible notes mature on September 30, 2010.

(2)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $11.7 million of the total purchase obligations at December 31, 2009 related to metoprolol.

(3)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of December 31, 2009, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  We believe that it is reasonably possible that approximately $5 million of our existing unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  For presentation on the table above, we included the related long-term liability in the “Other” column.

From time to time, we enter into agreements with third parties for the development of new products and technologies.  To date, we have entered into agreements and advanced funds and have commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table above as of December 31, 2009.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with Par’s accounting policies.  The total amount that ultimately could be due under agreements with contingencies was approximately $71 million as of December 31, 2009.  This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.  The agreements that contain such commitments are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements” elsewhere in this Form 10-K.

Stock Repurchase Program

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of December 31, 2009.  We do not currently anticipate utilizing additional available authorization under the repurchase program.

Financing

At December 31, 2009, our total outstanding short and long-term debt, including the current portion, had a face value of $47.7 million.  The amount consisted of senior subordinated convertible notes that we sold in 2003 pursuant to Rule 144A offering under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010.  We may not redeem the notes prior to the maturity date.

In conjunction with the adoption of FASB ASC 470-20, we allocated a portion of the senior subordinated convertible notes between liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost.  Previous guidance provided for accounting of our type of convertible debt instruments entirely as debt.  The effect of FASB ASC 470-20 for our type of convertible debt instrument is that the equity component is included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  FASB ASC 470-20 was effective as of January 1, 2009, with retrospective application required.  Higher interest expense resulted through the accretion of the discounted carrying value of the debt instruments to their face amount over their term.  Prior period interest expense was also higher than previously reported due to retrospective application.  As of December 31, 2009, our consolidated balance sheet reflects the debt amount of $46.2 million, a related deferred tax liability amount of $0.6 million and an equity component of $0.9 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than disclosed operating leases.

Subsequent Events

In the first quarter of 2010, we reached a settlement with a third party of two litigations related to the enforcement of our patent rights and acquired intellectual property related to a product that was the subject of the litigations.   We paid $3.5 million in settlement of the two litigations and $0.5 million to acquire the intellectual property.  The $3.5 million was recorded as expense in 2009 as a change in estimate and the $0.5 million will be recorded as an intangible asset in first quarter of 2010.

In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.

In February 2010, Optimer Pharmaceutical Corporation announced the successful completion of its second pivotal Phase 3 trial for fidaxomicin.  Optimer plans to use the data from this study to support the submission of a NDA.  This event triggers a $5 million milestone payment from Optimer to us per the February 2007 agreement between the companies.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  Our most critical accounting policies, as discussed below, pertain to revenue recognition and the determination of deductions from gross revenues, the determination of whether certain costs pertaining to our significant development and marketing agreements are to be capitalized or expensed as incurred, the valuation and assessment of impairment of goodwill and intangible assets and inventory valuation.  In applying such policies, management often must use amounts that are based on its informed judgments and estimates.  Because of the uncertainties inherent in these estimates, actual results could differ from the estimates used in applying the critical accounting policies.  We are not aware of any likely events or circumstances that would result in different amounts being reported that would materially affect our financial condition or results of operations.

Revenue Recognition and Provisions for Deductions from Gross Revenues

We recognize revenues for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured.  This is generally at the time products are received by the customers.  We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand.  Upon recognizing revenue from sales, we record estimates for the following items that reduce gross revenues:

•

Chargebacks

•

Rebates and incentive programs

•

Product returns

•

Cash discounts and other

•

Medicaid rebates

The following table summarizes the activity for the years ended December 31, 2009, 2008 and 2007 in the accounts affected by the estimated provisions described below, in $ thousands:

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(4)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

	For the Year Ended December 31, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($51,891)	($345,526)	$ -	(1)	$351,411	($46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075		216,729	(42,859)
Returns	(42,905)	(29,312)	(220)		25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211		73,221	(16,158)
Total	($198,722)	($622,165)	$2,066		$666,696	($152,125)

Accrued liabilities (2)	($10,583)	($17,567)	($2,319)		$12,785	($17,684)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  We included additional amounts that were part of accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2007 ($0.9) million in the table above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

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

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1.9 million.

(5)

The change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.

We sell our products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  We have entered into agreements at negotiated contract prices with those health care providers that purchase products through our wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between our invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 50% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2009 and 69% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2008.  The information that we consider when establishing our chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from our three largest wholesale customers.  Our chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying our products or replace competing products in their distribution channels with products sold by us.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  We also provide indirect rebates, which are rebates paid to indirect customers that have purchased our products from a wholesaler under a contract with us.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock our products.  We may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that we consider when establishing our rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them.  We regularly review and monitor estimated or actual customer inventory information at our three largest wholesale customers for our key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, we provide a rebate on drugs dispensed under such government programs.  We determine our estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact our provision for Medicaid rebates.  In determining the appropriate accrual amount, we consider historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  We review the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

We accept returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date.  We record a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days.  We account for cash discounts by reducing accounts receivable by the full amount of the discounts that we expect our customers to take.  In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments.  We generally account for these other gross-to-net adjustments by establishing an accrual in the amount equal to our estimate of the adjustments attributable to the sale.

We may at our discretion provide price adjustments due to various competitive factors, through shelf-stock adjustments on customers’ existing inventory levels.  There are circumstances under which we may not provide price adjustments to certain customers as a matter of business strategy, and consequently may lose future sales volume to competitors and risk a greater level of sales returns on products that remain in the customer’s existing inventory.

As detailed above, we have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions we use for certain of these estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond our control.  The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes.  We regularly review the information related to these estimates and adjusts our reserves accordingly, if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.

Research and Development Agreements

We capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our determination of our ability to recover in a reasonable period of time its cost from the estimated future cash flows anticipated to be generated pursuant to each agreement.  Accordingly, amounts related to our funding of the research and development efforts of others or to the purchase of contractual rights to products that have not been approved by the FDA, and where we have no alternative future use for the product, are expensed and included in research and development costs.  Amounts for contractual rights acquired by us to a process, product or other legal right having multiple or alternative future uses that support its realizability, as well as to an approved product, are capitalized and included in intangible assets on the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, remaining contractual terms of any supply and distribution agreements including authorized generic agreements, and current expected market conditions, including level of competition.  We record provisions for inventory to cost of goods sold.

We capitalize costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The determination to capitalize is made once we (or our third party development partners) has filed an Abbreviated New Drug Application that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  We could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of December 31, 2009, we had pre-launch inventories of $0.9 million.  Should any launch be delayed, inventory write-offs may occur to the extent we are unable to recover the full value of our inventory investment.  The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including our expected number of competitors during the six-month period subsequent to any anticipated product launch.  Further, we believe that the inventory balance at December 31, 2009 is recoverable based on anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

Goodwill and Intangible Assets

We determine the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by us at the time of their acquisition.  In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

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

As discussed above with respect to determining an asset’s fair value, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  The critical estimates include projected future cash flows related to subject product sales and related estimated costs, assumptions related to the time value of money and weighted average cost of capital, the market capitalization of our company, and the implied value of our business relative to similar companies and relative to acquisitions involving similar companies.  For the Nascobal® Nasal Spray related intangible asset, the critical estimates include future projected prescriptions (demand), and the operational execution of the related marketing and sales plan.

As of December 31, 2009, we determined through our estimates that no impairment of goodwill or intangible assets existed.  We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance and may in the future conclude that impairments exist.  Events that may lead to future conclusions of impairment include product recalls, product supply issues, additional competition, pricing pressures from customers, competitors or governmental agencies, and/or a decrease in our market capitalization.

As discussed in Notes to Consolidated Financial Statements – Note 8 – “Intangible Assets,” we impaired intangible assets with net carrying values of $6.4 million in 2008.  As a result of the acquisition of Kali in 2004, we have amounts recorded as goodwill of $63.7 million at December 31, 2009 and December 31, 2008.  In addition, intangible assets with definite lives, net of accumulated amortization, totaled $69.3 million at December 31, 2009 and $35.2 million at December 31, 2008.

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

Use of Forecasted Financial Information in Accounting Estimates

The use of forecasted financial information is inherent in many of our accounting estimates, including determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows), establishing and evaluating inventory reserves, and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is based on numerous assumptions, including:

•

our ability to achieve, and the timing of, FDA approval for pipeline products;

•

our ability to successfully commercialize products in a highly competitive marketplace;

•

the competitive landscape – including the number of competitors for a product at its introduction to the market and throughout its product lifecycle and the impact of such competition on both sales volume and price;

•

our market share and our competitors’ market share;

•

our ability to execute and maintain contracts related to distributed products, which are products manufactured under contract and licensed products;

•

the ability of our third party partners and suppliers to adequately perform their contractual obligations;

•

our ability to maintain adequate product supply to meet market demand;

•

the reimbursement landscape and its impact on pricing power;

•

the product lifecycle, which for generic products is generally relatively short (2-5 years), and which for branded products is generally longer (8-12 years).

We believe that our financial forecasts are reasonable and appropriate based upon current facts and circumstances.  It is possible however, that other parties applying reasonable judgment to the same facts and circumstances could develop different forecasts and that the application of those forecasts could result in different valuations of certain assets on our balance sheet.  Additionally, differences in actual experience versus forecasted experience could cause our valuations of certain assets to fluctuate.  These differences may be more prevalent in products that are newly launched, products that are newly acquired, and products that are at the end of their lifecycles or remaining contractual terms of any supply and distribution agreements including authorized generic agreements.  We regularly review the information related to these forecasts and adjust the carrying amounts of the applicable assets accordingly, if and when actual results differ from previous estimates.

Recent Accounting Pronouncements that may have a material impact on future consolidated financial statements

We adopted the provisions of FASB ASC 855-10 Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  FASB ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, FASB ASC 855-10 requires disclosure of the date through which subsequent events were evaluated.  FASB ASC 855-10 was effective for interim and annual periods after June 15, 2009. We adopted FASB ASC 855-10 in the quarter ended June 27, 2009.  We determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements, except as disclosed in Note 22.

We adopted the provisions of FASB ASC 805 Business Combinations.  FASB ASC 805 significantly changed the accounting for business combinations.  Under FASB ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 changed the accounting treatment for certain specific items, including; acquisition costs are generally expensed as incurred, minority interests are valued at fair value at the acquisition date, acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  FASB ASC 805 also included a substantial number of new disclosure requirements.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.   FASB ASC 805-20 states a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This section of the FASB ASC was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosures.  FASB ASC 820-10 established a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FASB ASC 820-10 applies to fair value measurements that are already required or permitted by other sections of the FASB ASC, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those sections of the FASB ASC that fair value is the relevant measurement attribute.  Accordingly, this section of the FASB ASC does not require any new fair value measurements.  FASB ASC 820-10 was effective for fiscal years beginning after November 15, 2007.  Par’s adoption of FASB ASC 820-10 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 4, “Fair Value Measurements.”  The effective date of FASB ASC 820-10 with regard to non-financial assets and liabilities was January 1, 2009 for Par.  These non-financial assets and liabilities include goodwill.  The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, FASB ASC 820-10 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Recent Accounting Pronouncements that did not have a material impact on our consolidated financial statements

We adopted the provisions of FASB ASC 820-10-65-4 Fair Value Measurements and Disclosures; FASB ASC 820-10-65-4 provides guidelines for making fair value measurements more consistent with the principles presented in FASB ASC 820-10.  FASB ASC 820-10-65-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.  This FASB Staff Position was effective for periods ending after June 15, 2009.  The adoption of FASB ASC 820-10-65-4 did not have a material impact on our financial position, results of operation, or cash flows.

We adopted the provisions of FASB ASC 320-10-65-1 Investments – Debt and Equity Securities; and FASB ASC 320-10-65-1 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This section of the FASB ASC applies to debt securities and is effective for periods ending after June 15, 2009.  The adoption of FASB ASC 320-10-65-1 did not have a material impact on our financial position, results of operation, or cash flows.

We adopted the provisions of FASB ASC 825-10-65-1 Financial Instruments. FASB ASC 825-10-65-1 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This section of the FASB ASC requires those disclosures in all interim financial statements.  This section the FASB ASC was effective for periods ending after June 15, 2009.  The adoption of FASB ASC 825-10-65-1 did not have a material impact on our financial statements as the required disclosures had historically been presented during interim periods.

We adopted the provisions of FASB ASC 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity.  FASB ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  FASB ASC 815-40 was effective as of the beginning of our 2009 fiscal year.  The adoption of FASB ASC 815-40 did not have a material impact on our financial position, results of operation, or cash flows.

We adopted the provisions of FASB ASC 808-10 Collaborative Arrangements.  A contractual arrangement falls within the scope of FASB ASC 808-10 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  FASB ASC 808-10 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  FASB ASC 808-10 requires that companies comply in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  The adoption of FASB ASC 808-10 did not have a material impact on our financial position, results of operation, or cash flows.

We adopted the provisions of FASB ASC 810-10-65 Consolidation.  FASB ASC 810-10-65 requires entities to report noncontrolling (minority) interests as a component of stockholders’ equity on the balance sheet; include all earnings of a consolidated subsidiary in consolidated results of operations; and treat all transactions between an entity and noncontrolling interest as equity transactions between the parties.  FASB ASC 810-10-65 was effective for our fiscal year beginning 2009 and adoption is prospective only; however, presentation and disclosure requirements described above must be applied retrospectively.  The adoption of FASB ASC 810-10-65 did not have a material impact on our financial position, results of operation, or cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on December 31, 2009 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at December 31, 2009 and December 31, 2008 ($ amounts in thousands):

	December 31,	December 31,
	2009	2008
Securities issued by government agencies	$16,341	$41,541
Debt securities issued by various state and local municipalities and agencies	9,661	28,585
Other debt securities	13,523	24,320
Marketable equity securities available for sale	475	600
Total	$40,000	$95,046

Senior Subordinated Convertible Notes

The outstanding face value of our Senior Subordinated Convertible Notes on December 31, 2009 was $47.7 million and they bear fixed interest at an annual rate of 2.875%.  The Notes mature on September 30, 2010.  On December 31, 2009, the Senior Subordinated Convertible Notes had a quoted market value of approximately $47.7 million, which is face value.

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During 2009, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for 2009 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

We evaluated our disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act).  Based on this evaluation, our management, including its CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed, under the supervision of our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

We assessed the effectiveness of its internal controls over financial reporting as of December 31, 2009.  We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our management has concluded that we maintained effective internal controls over financial reporting as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm.

Deloitte & Touche, the registered public accounting firm that audited our financial statements, has opined that we have maintained effective internal control over financial reporting as of December 31, 2009, in all material respects.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2009, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the internal control over financial reporting of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 25, 2010

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information set forth under the caption "Election of Directors" from our definitive proxy statement to be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders scheduled to be held on May 18, 2010.

ITEM 11.  Executive Compensation

We hereby incorporate by reference the information set forth under the caption "Executive Compensation" from our definitive proxy statement to be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders scheduled to be held on May 18, 2010.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under the caption "Security Ownership" from our definitive proxy statement to be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders scheduled to be held on May 18, 2010.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under the caption "Certain Relationships and Related Transactions" from its definitive proxy statement to be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders scheduled to be held on May 18, 2010.

ITEM 14.  Principal Accountant Fees and Services

We hereby incorporate by reference the information set forth under the caption "Independent Auditors" from our definitive proxy statement to be delivered to our stockholders in connection with our 2010 Annual Meeting of Stockholders scheduled to be held on May 18, 2010.

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

10.

1989 Employee Stock Purchase Program of Par, as amended and restated effective January 1, 2008– previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.

1990 Stock Incentive Plan of Par, as amended – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference. ***

10.3

Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to Par’s Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference. ***

10.3.1

Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed on September 6, 2007 with Par’s Proxy Statement dated September 12, 2007 and incorporated herein by reference. ***

10.3.2

Terms of Stock Option Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.3.3

Terms of Restricted Unit Award Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4

2000 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference. ***

10.5

2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to Par’s Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.  ***

10.6

2004 Performance Equity Plan, as amended and restated as of May 24, 2005 – previously filed on April 14, 2005 with Par’s Proxy Statement dated April 15, 2005 and incorporated herein by reference.***

10.6.1

Terms of Stock Option Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.2

Terms of Restricted Stock Award Agreement under the 2004 Performance Equity Plan  – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.3

Terms of Restricted Unit Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.4

Terms of Performance Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.5

Terms of Executive Retention Restricted Shares Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.6.6

Terms of Executive Retention Stock Option Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.7

Terms of 2009 Restricted Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.8

Terms of Stock Option Agreement under the 2004 Performance Equity Plan effective for 2009 Awards – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.9

Terms of Restricted Shares Award under the 2004 Performance Equity Plan effective for 2010 Awards (attached herewith). ***

10.6.10

Terms of Stock Option under the 2004 Performance Equity Plan effective for 2010 Awards (attached herewith). ***

10.6.11

Terms of Restricted Stock Unit Award under the 2004 Performance Equity Plan effective for 2010 Awards (attached herewith). ***

10.7

Annual Executive Incentive Plan, effective January 1, 2004 – previously filed on April 13, 2004 with Par’s Proxy Statement dated April 13, 2004 and incorporated herein by reference. ***

10.8.1

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.8.2

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical Companies, Inc, Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to Par’s Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.8.3

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.8.4

Separation and Release Agreement, dated as of November 5, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference. ***

10.8.5

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.8.6

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas J. Haughey – previously filed as an exhibit to Par’s Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.8.7

Employment Agreement, dated as of March 3, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.8.8

Letter Agreement and Release, dated as of December 23, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.8.9

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Veronica Lubatkin dated as of March 6, 2009 – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and incorporated herein by reference. ***

10.8.10

Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.8.11

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to Par’s Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.8.12

Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee– previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.8.13

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee – previously filed as an exhibit to Par’s Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.8.14

Employment Agreement, dated as of December 3, 2008, by and between Par Pharmaceutical, Inc. and Lawrence Kenyon – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10. 8.15

Separation and Release Agreement by and between Par Pharmaceutical, Inc. and Par and Scott Tarriff – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.*  /  ***

10.9

Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.10

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

10.11.3

Seventh Amendment to Lease Agreement, dated as of February 24, 2010, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates, Inc. (attached herewith).

10.12

Distribution Agreement, dated March 25, 1998, between Par and Genpharm, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.13

Letter Agreement, dated as of January 21, 1999, between Par and Genpharm, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.14

Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.15

License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.16

License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.17

Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to Par’s Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.17.1

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

10.18.1

Settlement Agreement and Release of Claims between Par and Genpharm, Inc. dated as of August 14, 2006  – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. *

10.19

Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.20

Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.21

Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.22

License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.23

Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. - previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.24

Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.25

Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.25.1

First Amendment dated December 14, 2004 to the Development and Commercialization Agreement dated May 28, 2004, by and between Par and Advancis Pharmaceutical Corporation – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.26

License Agreement, dated as of July 2, 2007, between BioAlliance Pharma SA and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference. *

10.27

License Agreement dated January 14, 2008 between Par and Alfacell Corporation previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference. *

10.28

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands dated as of March 1, 2002 – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.29

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand dated as of March 1, 2002 – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.30

Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.30.1

 First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to Par’s Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.31

Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.32

Series C Preferred Stock Purchase Agreement, dated May 2, 2005, by and between Par and Optimer Pharmaceuticals, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2005 and incorporated herein by reference.

10.33

Share Transfer Agreement, dated as of January 20, 2006 and effective December 31, 2005, by and between Par and Dr. Arie Gutman - previously filed as an exhibit to Par’s Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.34

Asset Purchase Agreement, dated as of May 6, 2008, between Spectrum Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated herein by reference.

10.35

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 – previously filed as an exhibit to Par’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 and incorporated herein by reference. *

10.36.1

Purchase Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.36.2

Indenture between Par and American Stock Transfer & Trust Company, dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.36.3

First Supplemental Indenture between Par and American Stock Transfer & Trust Company, dated March 31, 2006 - previously filed as an exhibit to Par’s Current Report on Form 8-K, dated March 31, 2006, and incorporated herein by reference.

10.36.4

Registration Rights Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to Par’s Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

14

Code of Ethics (attached herewith).

21

List of subsidiaries of Par (attached herewith).

23

Consent of Deloitte & Touche LLP, independent registered public accounting firm (attached herewith).

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

Dated: February 25, 2010

PAR PHARMACEUTICAL COMPANIES, INC.

(Company)

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

Signature	Title	Date
/s/ Joseph E. Smith Joseph E. Smith	Lead Director	February 25, 2010
/s/ Patrick G. LePore Patrick G. LePore	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2010
/s/ Lawrence Kenyon Lawrence Kenyon	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 25, 2010
/s/ Peter S. Knight Peter S. Knight	Director	February 25, 2010
/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	February 25, 2010
/s/ Thomas Rice Thomas Rice	Director	February 25, 2010
/s/ John D. Abernathy John D. Abernathy	Director	February 25, 2010
/s/ Dr. Melvin Sharoky Dr. Melvin Sharoky	Director	February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Par in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FILED WITH THE ANNUAL REPORT OF THE

COMPANY ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008

F-3

Consolidated Statements of Operations for the years

ended December 31, 2009, 2008 and 2007

F-4

Consolidated Statements of Stockholders’ Equity for the years ended

December 31, 2009, 2008 and 2007

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009,

2008 and 2007

F-6

Notes to Consolidated Financial Statements

F-7

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, NJ

February 25, 2010

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands, Except Share Data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$121,668	$170,629
Available for sale marketable debt securities	39,525	93,097
Accounts receivable, net	154,837	83,408
Inventories	80,729	42,504
Prepaid expenses and other current assets	14,051	20,040
Deferred income tax assets	26,356	53,060
Income taxes receivable	9,005	35,397
Total current assets	446,171	498,135

Property, plant and equipment, at cost less accumulated depreciation and amortization	74,696	79,439
Available for sale marketable debt and equity securities	475	1,949
Intangible assets, net	69,272	35,208
Goodwill	63,729	63,729
Other assets	989	1,159
Non-current deferred income tax assets, net	68,495	68,618
Total assets	$723,827	$748,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$46,175	$130,141
Accounts payable	22,662	20,379
Payables due to distribution agreement partners	58,552	91,451
Accrued salaries and employee benefits	16,072	11,850
Accrued government pricing liabilities	24,713	21,912
Accrued expenses and other current liabilities	14,903	18,940
Total current liabilities	183,077	294,673

Long-term debt, less current portion	-	-
Other long-term liabilities	42,097	41,581
Commitments and contingencies

Stockholders' equity

Common Stock par value $0.01 per share, authorized 90,000,000 shares; issued 37,662,231 and 37,392,469 shares	377	374
Additional paid-in capital	331,667	319,976
Retained earnings	236,398	159,470
Accumulated other comprehensive gain	357	122
Treasury stock, at cost 2,815,879 and 2,716,010 shares	(70,146)	(67,959)
Total stockholders' equity	498,653	411,983
Total liabilities and stockholders’ equity	$723,827	$748,237

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands, Except Per Share Amounts)

	2009	2008	2007

Revenues:
Net product sales	$1,176,427	$561,012	$739,020
Other product related revenues	16,732	17,103	30,646
Total revenues	1,193,159	578,115	769,666
Cost of goods sold	859,206	401,544	501,147
Gross margin	333,953	176,571	268,519
Operating expenses:
Research and development	39,235	59,656	77,659
Selling, general and administrative	165,135	137,866	138,217
Settlements and loss contingencies, net	307	49,837	(945)
Restructuring costs	1,006	15,397	-
Total operating expenses	205,683	262,756	214,931
Gain on sale of product rights and other	3,200	9,625	20,000
Operating income (loss)	131,470	(76,560)	73,588
Other expense, net	-	-	(56)
Gain on bargain purchase	3,021	-	-
(Loss) gain on extinguishment of senior subordinated convertible notes	(2,598)	3,033	-
Equity in loss of joint venture	-	(330)	(387)
Loss on marketable securities and other investments, net	(55)	(7,796)	(1,583)
Interest income	2,658	9,246	13,673
Interest expense	(8,013)	(13,355)	(13,781)
Income (loss) from continuing operations before provision (benefit) for income taxes	126,483	(85,762)	71,454
Provision (benefit) for income taxes	48,883	(32,447)	24,670
Income (loss) from continuing operations	77,600	(53,315)	46,784
Discontinued operations:
Gain from discontinued operations	-	505	-
Provision for income taxes	672	2,361	1,212
Loss from discontinued operations	(672)	(1,856)	(1,212)
Net income (loss)	$76,928	($55,171)	$45,572

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$2.30	($1.60)	$1.36
Loss from discontinued operations	(0.02)	(0.05)	(0.04)
Net income (loss)	$2.28	($1.65)	$1.32

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$2.27	($1.60)	$1.35
Loss from discontinued operations	(0.02)	(0.05)	(0.04)
Net income (loss)	$2.25	($1.65)	$1.31

Weighted average number of common shares outstanding:
Basic	33,679	33,312	34,494
Diluted	34,188	33,312	34,718

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	35,901	$359	$284,622	$169,069	($431)	($33,188)	$420,431
Comprehensive income:
Net income	-	-	-	45,572	-	-	45,572
Unrealized loss on available for sale securities, $1,500 net of tax of $569	-	-	-	-	(931)	-	(931)
Total comprehensive income	-	-	-	-	-	-	44,641
Exercise of stock options	68	-	379	-	-	-	379
Tax benefit from exercise of stock options	-	-	501	-	-	-	501
Tax deficiency related to the expiration of stock options	-	-	(708)	-	-	-	(708)
Tax deficiency related to the vesting of restricted stock	-	-	(739)	-	-	-	(739)
Purchase of treasury stock	-	-	-	-	-	(33,217)	(33,217)
Compensatory arrangements	-	-	23,503	-	-	-	23,503
Restricted stock grants	605	6	(6)	-	-	-	-
Forfeiture of restricted stock	(132)	(1)	1	-	-	-	-
Cash settlement for certain unvested stock options	-	-	(872)	-	-	-	(872)
Tax effect on cash settlement for certain unvested options	-	-	(1,422)	-	-	-	(1,422)
Other	19	-	$313	-	-	-	$313
Balance, December 31, 2007	36,461	$364	$305,572	$214,641	($1,362)	($66,405)	$452,810
Comprehensive income (loss):
Net income (loss)	-	-	-	(55,171)	-	-	(55,171)
Unrealized gain on available for sale securities, $2,406 net of tax of $922	-	-	-	-	1,484	-	1,484
Total comprehensive income (loss)	-	-	-	-	-	-	(53,687)
Exercise of stock options	71	-	500	-	-	-	500
Tax benefit from exercise of stock options	-	-	255	-	-	-	255
Tax deficiency related to the expiration of stock options	-	-	(2,269)	-	-	-	(2,269)
Tax deficiency related to the vesting of restricted stock	-	-	(1,523)	-	-	-	(1,523)
Employee stock purchase program	-	-	286	-	-	-	286
Purchase of treasury stock	-	-	-	-	-	(1,554)	(1,554)
Compensatory arrangements	-	-	17,535	-	-	-	17,535
Restricted stock grants	972	11	(11)	-	-	-	-
Forfeiture of restricted stock	(112)	(1)	1	-	-	-	-
Other	-	-	(370)	-	-	-	(370)
Balance, December 31, 2008	37,392	$374	$319,976	$159,470	$122	($67,959)	$411,983
Comprehensive income (loss):
Net income (loss)	-	-	-	76,928	-	-	76,928
Unrealized gain on available for sale securities, $375 net of tax of $140	-	-	-	-	235	-	235
Total comprehensive income (loss)	-	-	-	-	-	-	77,163
Exercise of stock options	71	1	717	-	-	-	718
Tax benefit from exercise of stock options	-	-	181	-	-	-	181
Tax deficiency related to the expiration of stock options	-	-	(1,237)	-	-	-	(1,237)
Tax deficiency related to the vesting of restricted stock	-	-	(606)	-	-	-	(606)
Employee stock purchase program	-	-	238	-	-	-	238
Purchase of treasury stock	-	-	-	-	-	(2,187)	(2,187)
Compensatory arrangements	-	-	13,737	-	-	-	13,737
Restricted stock grants	305	3	(3)	-	-	-	-
Forfeiture of restricted stock	(106)	(1)	1	-	-	-	-
Other	-	-	(1,337)	-	-	-	(1,337)
Balance, December 31, 2009	37,662	$377	$331,667	$236,398	$357	($70,146)	$498,653

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$76,928	($55,171)	$45,572
Deduct: Loss from discontinued operations, net of tax	(672)	(1,856)	(1,212)
Income (loss) from continuing operations	77,600	(53,315)	46,784
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	24,375	(20,301)	5,695
Non-cash interest expense	4,399	7,096	6,978
Depreciation and amortization	35,612	32,487	25,625
Loss on marketable securities and other investments, net	55	7,796	1,583
Intangible asset impairments	-	6,425	-
Allowances against accounts receivable	2,101	(40,892)	(49,042)
Share-based compensation expense	13,737	17,535	23,503
Loss on disposal of fixed assets	982	4,539	638
Loss (gain) on extinguishment of senior subordinated convertible notes	2,598	(3,033)	-
Gain on bargain purchase	(3,021)	-	-
Other, net	-	258	700
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
(Increase) decrease in accounts receivable	(74,451)	21,666	83,903
(Increase) decrease in inventories	(36,404)	42,383	21,435
Decrease in prepaid expenses and other assets	5,313	1,210	3,152
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,644	(3,106)	(1,156)
(Decrease) increase in payables due to distribution agreement partners	(32,899)	54,972	(53,106)
Decrease (increase) in income taxes receivable	26,707	(10,118)	(15,909)
Net cash provided by operating activities	53,348	65,602	100,783
Cash flows from investing activities:
Capital expenditures	(8,519)	(17,454)	(8,585)
Purchases of intangibles	(1,000)	(20,000)	(600)
Business acquisitions	(55,300)	-	-
Purchases of available for sale debt securities	(10,000)	(106,890)	(279,211)
Purchases of available for sale marketable equity securities	-	-	(3,850)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	65,366	99,352	299,682
Proceeds from sale of other investments	-	-	16,588
Acquisition of subsidiary, contingent payment	-	-	(5,000)
Other, net	-	(515)	(3,000)
Net cash (used in) provided by investing activities	(9,453)	(45,507)	16,024
Net cash provided by investing activities from discontinued operations		505	-
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	718	500	379
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	238	286	-
Cash settlement of certain unvested stock options	-	-	(872)
Excess tax benefits on exercise of nonqualified stock options	181	255	501
Purchase of treasury stock	(2,187)	(1,554)	(33,217)
Payments of short-term debt related to financed insurance premiums	-	-	(4,391)
Reductions in principal due to repurchases of senior subordinated convertible notes	(91,806)	(49,590)	(66)
Net cash used in financing activities	(92,856)	(50,103)	(37,666)
Net increase (decrease) in cash and cash equivalents	(48,961)	(29,503)	79,141
Cash and cash equivalents at beginning of period	170,629	200,132	120,991
Cash and cash equivalents at end of period	$121,668	$170,629	$200,132
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	($2,003)	($2,276)	$36,500
Interest	$3,800	$5,750	$5,883
Non-cash transactions:
Capital expenditures incurred but not yet paid	$620	$1,995	$1,394

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “Par,” “the Company,” “we,” “our,” or “us”), in two business segments, for the development, manufacture and distribution of generic pharmaceuticals and branded pharmaceuticals in the United States.  In 2007, Par began operating the proprietary products division under the name Strativa Pharmaceuticals (“Strativa”).  Marketed products are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although Par also distributes several oral suspension products, nasal spray products, products delivered by injection, products in the semi-solid form of a cream and a transdermal patch.

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd, effective December 31, 2005.  Par transferred FineTech to a former officer and director of Par for no consideration.  The FineTech divestiture is being reported as a discontinued operation in all applicable periods presented (see Note 17 - “Discontinued Operations – Related Party Transaction”).

Note 1 - Summary of Significant Accounting Policies:

  Principles of Consolidation:

The consolidated financial statements include the accounts of Par Pharmaceutical Companies, Inc. and its wholly owned subsidiaries.  All intercompany transactions are eliminated in consolidation.

Basis of Financial Statement Presentation:

The accounting and reporting policies of Par conform to the accounting principles generally accepted in the United States of America (U.S. GAAP).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative accounting principles generally accepted in the United States (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC became effective for financial statements issued for interim periods ended after September 15, 2009.  All content within the ASC carries the same level of authority.  While the adoption of the ASC changed  how Par references accounting standards, the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

Use of Estimates:

The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments.  Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, excess inventory, valuation allowance on deferred taxes, purchase price allocations and amounts recorded for contingencies and accruals.  Because of the uncertainties inherent in such estimates, actual results may differ from these estimates.  Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Use of Forecasted Financial Information in Accounting Estimates:

The use of forecasted financial information is inherent in many of Par’s accounting estimates, including but not limited to, determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows), establishing and evaluating inventory reserves, and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is comprised of numerous assumptions regarding Par’s future revenues, cash flows, and operational results.  Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances.  Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.  Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

Cash and Cash Equivalents:

Par considers all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates fair value.  At December 31, 2009, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances.  Par maintains its cash deposits and cash equivalents with well-known and stable financial institutions.  At December 31, 2009, Par’s cash and cash equivalents were invested primarily in AAA-rated money market funds, which hold high-grade corporate securities or invested in government and/or government agency securities.  Par has not experienced any losses on its deposits of cash and cash equivalents to date.

Par’s primary source of liquidity is cash received from customers.  In 2009, Par collected $1,140 million with respect to net product sales as compared to $575 million in 2008 and $829 million in 2007.  Par’s primary use of liquidity includes funding of general operating expenses, business development and product acquisition activities, normal course payables due to distribution agreement partners and capital expenditures.  In addition to these normal course activities, Par’s significant financial obligations include the payment of senior subordinated convertible notes with a face value of $47.7 million that mature in September 2010.  Other significant cash outflows may include potential payments to government agencies including the Office of the Inspector General of Veteran’s Affairs (see Note 16).

           The ability to monetize its current product portfolio, its product pipeline, and future product acquisitions and generate sufficient operating cash flows that along with existing cash, cash equivalents and available for sale securities will allow Par to meet its financial obligations over the foreseeable future. The timing of Par’s future financial obligations and the introduction of products in the pipeline as well as future product acquisitions may require additional debt and/or equity financing; there can be no assurances that Par will be able to obtain any such additional financing when needed or on acceptable or favorable terms.

Concentration of Credit Risk:

Financial instruments that potentially subject Par to credit risk consist of trade receivables.  Par markets its products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, managed health care organizations, mail order accounts and drug distributors. Par believes the risk associated with this concentration is somewhat limited due to the number of customers and their geographic dispersion and Par’s performance of certain credit evaluation procedures (see Note 5 - “Accounts Receivable - Major Customers”).

Investments in Debt and Marketable Equity Securities:

Par determines the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluates such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  Par assesses whether temporary or other-than-temporary unrealized losses on its marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because Par has determined that all of its debt and marketable equity securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive gain (loss) in stockholders’ equity.  Any other-than-temporary unrealized losses would be recorded in the consolidated statement of operations.

 Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  Par establishes reserves for its inventory to reflect situations in which the cost of the inventory is not expected to be recovered.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, remaining contractual terms of any supply and distribution agreements including authorized generic agreements, and current expected market conditions, including level of competition.  Such evaluations utilize forecasted financial information.  Par records provisions for inventory to cost of goods sold.

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

Buildings

30 to 40 years

Machinery and equipment

4 to 15 years

Office equipment, furniture and fixtures

3 to 7 years

Computer software and hardware

3 to 7 years

Impairment of Long-lived Assets:

Par evaluates long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows, in addition to other quantitative and qualitative analyses based upon forecasted financial information.  Upon indication that the carrying values of such assets may not be recoverable, Par recognizes an impairment loss as a charge against current operations.  Judgments made by Par related to the expected useful lives of long-lived assets and the ability of Par to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance.  In addition, Par regularly evaluates its other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.

Costs of Computer Software:

Par capitalizes certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of FASB ASC 350-40.  Par capitalizes those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software.  Par capitalizes certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of FASB ASC 350-40 are met.  Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred.  All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.

Research and Development Agreements:

Research and development costs are expensed as incurred.  These expenses include the costs of Par’s internal product development efforts, acquired in-process research and development, as well as costs incurred in connection with Par’s third party collaboration efforts.  Pre-approved milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval are expensed when the milestone is achieved.  Once the product receives regulatory approval Par records any subsequent milestone payments as intangible assets.   Par makes the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on its ability to recover its cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement.  Market (including competition), regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate.  Par regularly monitors these factors and subjects all capitalized costs to periodic impairment testing.

Costs for Patent Litigation and Legal Proceedings:

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:

Par determines the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed by Par at time of their acquisition in accordance with FASB ASC 350.  Such valuations utilize forecasted financial information.  In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

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

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  For the Nascobal® Nasal Spray related intangible asset, the critical estimates include future projected prescriptions (demand), and the operational execution of the related marketing and sales plan.  Par determined through its evaluation that goodwill and intangible assets were recoverable at December 31, 2009.  Par will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

 Income Taxes:

Par accounts for income taxes in accordance with FASB ASC 740. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. Par establishes valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.  In establishing valuation allowances, management makes estimates such as projecting future taxable income.  Such estimates utilize forecasted financial information.

FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FASB ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  Upon adoption on January 1, 2007,

Par analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  See Note 15, “Income Taxes”.

  Revenue Recognition and Accounts Receivable Reserves and Allowances:

Par recognizes revenues for product sales when title and risk of loss transfer to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectability is reasonably assured.  Included in Par’s recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 5 – “Accounts Receivable”).  In addition, Par records estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities.  Par has the experience and access to relevant information that it believes are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions used by Par for certain of its estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond Par’s control.  The estimates that are most critical to Par’s establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are its estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes.  Par regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:

Par records distribution costs related to shipping product to Par’s customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses.  Distribution costs for 2009 were approximately $2.4 million, $2.6 million for 2008 and $3.0 million for 2007.

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

 Fair Value of Financial Instruments:

The carrying amounts of Par’s cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values based upon the relatively short-term nature of these financial instruments.  The fair value of the senior subordinated convertible notes is discussed in Note 12 - “Long-Term Debt.”

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:

Par has entered into distribution agreements with several companies to develop, distribute and promote certain generic pharmaceutical products.  For the year ended December 31, 2009, approximately 79% of its total net product sales were generated from distributed products which consist of products manufactured under contract and licensed products.  Par cannot provide assurance that the efforts of its contractual partners will continue to be successful or that it will be able to renew such agreements or that it will be able to enter into new agreements with additional companies.  Any alteration to or termination of its current material distribution and marketing agreements, any failure to enter into new and similar agreements, or the interruption of the supply of the products to Par under the distribution and marketing agreements could have a material adverse effect on its business, condition (financial and other), prospects or results of operations.

Par produces all of its internally manufactured products at a single manufacturing facility.  A significant disruption at that facility, even on a short-term basis, could impair its ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on Par’s business, financial position and results of operations.

  Segments of an Enterprise:

FASB ASC 280-10 codifies the standards for reporting of financial information about operating segments in annual financial statements.  Par’s management considers its business to be in two reportable business segments, generic and brand pharmaceuticals.  Refer to Note 18.

 Recent Accounting Pronouncements:

The Company adopted the provisions of FASB ASC 855-10 Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  FASB ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, FASB ASC 855-10 requires disclosure of the date through which subsequent events were evaluated.  FASB ASC 855-10 was effective for interim and annual periods after June 15, 2009. We adopted FASB ASC 855-10 in the quarter ended June 27, 2009.  The Company has evaluated the period after the balance sheet date and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements, except as disclosed in Note 22.

The Company adopted the provisions of FASB ASC 805 Business Combinations.  FASB ASC 805 significantly changed the accounting for business combinations.  Under FASB ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 changed the accounting treatment for certain specific items, including; acquisition costs are generally expensed as incurred, minority interests are valued at fair value at the acquisition date, acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  FASB ASC 805 also included a substantial number of new disclosure requirements.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisitions of the worldwide rights to Nascobal® Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 were accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

The Company adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.   FASB ASC 805-20 states a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This section of the FASB ASC was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 were accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

The Company adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosures.  FASB ASC 820-10 established a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  FASB ASC 820-10 applies to fair value measurements that are already required or permitted by other sections of the FASB ASC, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those sections of the FASB ASC that fair value is the relevant measurement attribute.  Accordingly, this section of the FASB ASC does not require any new fair value measurements.  FASB ASC 820-10 was effective for fiscal years beginning after November 15, 2007.  Par’s adoption of FASB ASC 820-10 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 4, “Fair Value Measurements.”  The effective date of FASB ASC 820-10 with regard to non-financial assets and liabilities was January 1, 2009 for Par.  These non-financial assets and liabilities include goodwill.  The adoption of FASB ASC 820-10 for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, FASB ASC 820-10 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

The Company adopted the provisions of FASB ASC 320-10-65-1 Investments – Debt and Equity Securities.  FASB ASC 320-10-65-1 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This section of the FASB ASC applies to debt securities and is effective for periods ending after June 15, 2009.  The adoption of FASB ASC 320-10-65-1 did not have a material impact on Par’s financial position, results of operation, or cash flows.

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

The Company adopted the provisions of FASB ASC 808-10 Collaborative Arrangements.  A contractual arrangement falls within the scope of FASB ASC 808-10 if the arrangement requires the parties to be active participants and the arrangement exposes the parties to significant risks and rewards that are tied to the commercial success of the endeavor.  Costs incurred and revenue generated on sales to third parties should be reported in the statement of operations based on the guidance in FASB ASC 605-45 Revenue Recognition – Principal Agent Considerations.  The equity method of accounting should not be applied to a collaborative arrangement within the scope of this issue without the creation of a separate legal entity for the arrangement.  Payments between parties to the collaborative arrangement should be presented in the statement of operations based on the nature of the arrangement and each entity's business operations, the contractual terms of the arrangement as well as if existing GAAP is applicable.  FASB ASC 808-10 requires companies to disclose the nature and purpose of the arrangement, its rights and obligations under the arrangement, the accounting policy applied to the arrangement, and the amounts attributable to transactions between other participants to the collaborative arrangement and where in the statement of operations these amounts have been classified.  FASB ASC 808-10 requires that a company complies in its first fiscal year beginning after December 15, 2008 and transition to the guidance in this issue by retrospectively applying the guidance to all periods presented for all arrangements existing at the effective date, unless it is impracticable to do so.  The impracticability assessment should be made on an arrangement-by-arrangement basis and certain disclosures would be required if a company utilizes the impracticability exception.  The adoption of FASB ASC 808-10 did not have a material impact on our financial position, results of operation, or cash flows.

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

Note 2 - Share-Based Compensation:

Par accounts for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, Par recognizes share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also amended FASB ASC 230-10 Statement of Cash Flows to require that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.  In accordance with FASB ASC 718-10, $0.2 million, $0.3 million, and $0.5 million of excess tax benefits for the years ended December 31, 2009, 2008 and 2007 has been classified as both an operating cash outflow and financing cash inflow.

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

As of December 31, 2009, there were approximately 4.5 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.  At December 31, 2009, approximately 0.7 million shares remain available under such plans for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Accelerations and Modifications

For the year ended December 31, 2006, Par modified 0.2 million vested and non-vested options in connection with revised employment agreements for certain executives.  Par recorded total compensation expense of $1.1 million, of which $0.8 million was recorded for the year ended December 31, 2006.  Par recorded the remaining $0.3 million in the year ended December 31, 2007 to match the remaining vesting period of the modified options.

Par accelerated the vesting of 0.07 million outstanding non-vested restricted shares in connection with the termination of certain executives and 0.006 million outstanding non-vested restricted stock units in connection with the termination of a member of the Board of Directors in 2007.  The effect of these accelerations resulted in additional compensation expense of $1.7 million in the year ended December 31, 2007.

In November 2007, Par announced a tender offer for unvested stock options granted to employees having an exercise price in excess of $33.61 per option.  The tender offer was completed in December 2007 with approximately 0.2 million stock options cash settled.  Par recognized approximately $4.6 million pre-tax compensation expense in the fourth quarter of 2007 that otherwise would have been recognized ratably in 2008 and 2009.  The cash outlay of the tender offer was approximately $0.9 million on a pre-tax basis.

During the fourth quarter of 2008, Par accelerated the vesting of 0.07 million outstanding non-vested stock options, 0.04 million restricted stock units, 0.1 million shares of restricted stock and 0.07 million shares of restricted stock grants with market performance vesting conditions in accordance with the terms contained in employment contracts for three executives whose terminations were announced.  For the year ended December 31, 2008, we recorded a total of approximately $4.6 million additional compensation expense as a result of these accelerations.   Refer to Note 20 - “Restructuring Costs”, for the impact of these accelerations on Par’s resizing of its generic segment.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.9%	1.7%	4.6%
Expected life (in years)	6.3	6.5	6.2
Expected Volatility	43.9%	44.4%	52.5%
Dividend	0%	0%	0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees, the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of Par’s existing options have reached their full 10-year term, and also because a significant portion of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by 2.  Par will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted was $5.91 in 2009, $5.33 in 2008, and $13.10 in 2007.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the years ended December 31, 2009, 2008, and 2007 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cost of goods sold	$482	$245	$1,137
Research and development	-	613	2,842
Selling, general and administrative	4,338	2,205	10,230
Restructuring costs (Note 20)	-	656	-
Total, pre-tax	$4,820	$3,719	$14,209
Tax effect of share-based compensation	(1,832)	(1,413)	(5,399)
Total, net of tax	$2,988	$2,306	$8,810

The following is a summary of Par’s stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2008	4,065	$31.88
Granted	1,243	13.07
Exercised	(71)	10.04
Forfeited	(742)	36.92
Balance at December 31, 2009	4,495	$26.14	5.7	$27,974
Exercisable at December 31, 2009	2,648	$34.74	3.6	$3,472
Vested and expected to vest at December 31, 2009	4,337	$26.60	4.6	$25,871

The total fair value of shares vested during the year ended December 31, 2009 was $3.6 million, $8.3 million for the year ended December 31, 2008, and $10.3 million for the year ended December 31, 2007.  As of December 31, 2009, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $8.4 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.5 years.  Par granted 0.5 million stock options to six senior executives in November 2008 that will be 100% vested after three years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  Par granted 0.2 million shares of restricted stock to six senior executives in November 2008 that will be 100% vested after three years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2009, 2008 and 2007 was as follows ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cost of goods sold	$695	$647	$626
Research and development	-	1,617	1,565
Selling, general and administrative	6,259	5,821	7,102
Restructuring costs (Note 20)	-	1,810	-
Total, pre-tax	$6,954	$9,895	$9,293
Tax effect of stock-based compensation	(2,643)	(3,760)	(3,531)
Total, net of tax	$4,311	$6,135	$5,762

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	864	$20.84
Granted	226	13.29
Vested	(220)	25.76
Forfeited	(83)	18.22
Non-vested balance at December 31, 2009	787	$17.56	$21,305

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2008	106	$23.72
Granted	70	13.48
Vested and shares issued	(93)	19.46
Forfeited	-	-
Unvested restricted stock unit balance at December 31, 2009	83	$17.83	$2,255
Vested awards not issued	97	$23.94	$2,632
Total restricted stock unit balance at December 31, 2009	180	$21.12	$4,887

As of December 31, 2009, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $9.1 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 1.9 years.

Restricted Stock Grants With Market Performance Vesting Conditions

In 2008, Par issued restricted stock grants with market performance vesting conditions.  The vesting of restricted stock grants issued to certain employees of Par is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on Par’s common stock exceeds a minimum TSR relative to Par’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of approximately 550 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if Par’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of six employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, except by operation of the provisions of six employment contracts under specific termination conditions.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate Par, to settle the restricted stock in cash.

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

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the years ended December 31, 2009, 2008 and 2007 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Cost of goods sold	$196	$252	$ -
Research and development	-	630	-
Selling, general and administrative	1,766	2,266	-
Restructuring costs (Note 20)	-	771	-
Total, pre-tax	$1,962	$3,919	$ -
Tax effect of stock-based compensation	(746)	(1,489)	-
Total, net of tax	$1,216	$2,430	$ -

        As of December 31, 2009, $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market condition vesting, is expected to be recognized over a weighted average period of approximately 1 year.

The following is a summary of Par’s restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2008	290	$24.78
Granted	-	-
Vested	-	-
Forfeited	(31)	24.78
Non-vested balance at December 31, 2009	259	$24.78	$7,012

        The total grant date fair value of restricted stock grants with market condition vesting during the year ended December 31, 2008 was $8.9 million.

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  The Program was suspended from July 5, 2006 until December 2007.  Employees purchased 15 thousand shares during the year ended December 31, 2009, 20 thousand shares during the year ended December 31, 2008, and no purchases were made during the year ended December 31, 2007.

Note 3 - Available for Sale Marketable Debt and Equity Securities:

At December 31, 2009 and 2008, all of Par’s investments in marketable debt and equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements”.  The following is a summary of amortized cost and estimated fair value of Par’s marketable debt and equity securities available for sale at December 31, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$41	$ -	$16,341
Debt securities issued by various state and local municipalities and agencies	9,592	71	(2)	9,661
Other debt securities	13,162	361	-	13,523
Available for sale marketable debt securities	39,054	473	(2)	39,525

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$39,429	$573	($2)	$40,000

All available for sale debt securities are classified as current on Par’s consolidated balance sheet as of December 31, 2009.

In December 2004, Par invested $5 million in a debt security issued by Ford Motor Credit Company that bore an interest rate of 7.9% and matured in 2015.  Par recorded a loss of approximately $3.7 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in the debt security issued by Ford Motor Credit Company.  Due to the continued deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment had been in a loss position, Par believed the losses were other-than-temporary.

These items were included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  Par had classified its investment in this debt security (at the fair value of $1.4 million) as a noncurrent asset on its consolidated balance sheet as of December 31, 2008 due to its uncertainty as to when this investment would be liquidated.  Par sold its investment in the debt security issued by Ford Motor Credit Company for approximately $1.6 million during the first quarter of 2009.  Par recorded a pre-tax gain of $0.3 million in the consolidated statement of operations.  This item was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.

In August 2007, Par announced that it acquired the North American commercial rights to ZensanaTM Oral Spray from Hana.  Refer to Note 10 – “Research and Development Agreements” for further details.  The terms of the agreement included a $5.0 million investment in Hana at a contractually agreed $1.2 million premium.  Par recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana’s common stock at the date of the agreement and charged $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  Par recorded a loss of approximately $3.3 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of Par’s investment in Hana, triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  The loss was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  Par had classified its investment in Hana (at the fair value of $0.6 million) as a noncurrent asset on its consolidated balance sheet as of December 31, 2008 due to its intent to hold the investment for a period of time greater than 12 months.  Par recorded a loss of $0.2 million in the consolidated statement of operations during the first quarter of 2009, which represented an other-than-temporary impairment of Par’s investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  Par classified its investment in Hana (at the revised cost of $0.4 million) as a non-current asset on its consolidated balance sheet.   As of December 31, 2009 the total amount of unrealized gain which is reflected as part of stockholder’s equity totaled $0.1 million .

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

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2008 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$41,241	$300	$ -	$41,541
Debt securities issued by various state and local municipalities and agencies	28,309	276	-	28,585
Other debt securities	24,698	-	(378)	24,320
Available for sale marketable debt securities	94,248	576	(378)	94,446

Marketable equity securities available for sale Hana Biosciences, Inc.	600	-	-	600

Total	$94,848	$576	($378)	$95,046

The following is a summary of the contractual maturities of Par’s available for sale debt securities at December 31, 2009 ($ amounts in thousands):

	December 31, 2009
		Estimated Fair
	Cost	Value
Less than one year	$18,905	$19,058
Due between 1-2 years	20,149	20,467
Total	$39,054	$39,525

Note 4 – Fair Value Measurements:

As described in Note 1 “Recent Accounting Pronouncements”, Par adopted FASB ASC 820-10 Fair Value Measurements and Disclosures with respect to financial assets and liabilities as of January 1, 2008.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows ($ amounts in thousands):

	Estimated Fair Value at December 31, 2009	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$16,341	$ -	$16,341	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	9,661	-	9,661	-
Other debt securities (Note 3)	13,523	-	13,523	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 3)	475	475	-	-
Total investments in debt and marketable equity securities	$40,000	$475	$39,525	$ -

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

Note 5 - Accounts Receivable:

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31,	December 31,
	2009	2008

Gross trade accounts receivable	$269,112	$194,661
Chargebacks	(16,111)	(32,738)
Rebates and incentive programs	(39,938)	(27,110)
Returns	(39,063)	(38,128)
Cash discounts and other	(19,160)	(13,273)
Allowance for doubtful accounts	(3)	(4)
Accounts receivable, net	$154,837	$83,408

Allowance for doubtful accounts	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Balance at beginning of period	($4)	($20)	($2,465)
Additions – charge to expense	8	(4)	-
Adjustments and/or deductions	(7)	20	2,445
Balance at end of period	($3)	($4)	($20)

The following tables summarize the activity for the years ended December 31, 2009, 2008 and 2007 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(4)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

	For the Year Ended December 31, 2007
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($51,891)	($345,526)	$ -	(1)	$351,411	($46,006)
Rebates and incentive programs	(85,888)	(175,775)	2,075		216,729	(42,859)
Returns	(42,905)	(29,312)	(220)		25,335	(47,102)
Cash discounts and other	(18,038)	(71,552)	211		73,221	(16,158)
Total	($198,722)	($622,165)	$2,066		$666,696	($152,125)

Accrued liabilities (2)	($10,583)	($17,567)	($2,319)		$12,785	($17,684)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs.  Par included additional amounts that were part of accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2007 ($0.9) million in the table above that are similar to the previously disclosed amounts due to customers for which no underlying accounts receivable exists.

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

(4)

The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1.9 million.

(5)

The change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par has entered into agreements at negotiated contract prices with those health care providers that purchase products through Par’s wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between Par’s invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 50% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2009 and 69% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2008.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

In 2009, Par launched clonidine and some other lower volume generic products.  Strativa acquired and relaunched Nascobal® Nasal Spray in the second quarter of 2009.  In 2008, Par relaunched meclizine and also launched dronabinol and sumatriptan succinate.  In 2007, Par launched propranolol HCl ER and metoprolol succinate ER.  As is customary and in the ordinary course of business, our revenue that has been recognized for these product launches included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Major Customers – Gross Accounts Receivable

	December 31,	December 31,
	2009	2008
McKesson Corporation	19%	36%
AmerisourceBergen Corporation	18%	17%
CVS Caremark	15%	5%
Cardinal Health, Inc.	14%	13%
Other customers	34%	29%
Total gross accounts receivable	100%	100%

The decrease in percentages related to wholesalers (e.g., McKesson) and the increase related to retailers (e.g., CVS Caremark) was due to selling metoprolol directly to retailers to resupply the market after a shortage.

Note 6 -Inventories:

($ amounts in thousands)

	December 31,	December 31,
	2009	2008
Raw materials and supplies	$14,475	$13,760
Work-in-process	3,460	4,495
Finished goods	62,794	24,249
	$80,729	$42,504

Inventory write offs (inclusive of pre-launch inventories detailed below) were $3.9 million for the year ended December 31, 2009 and $11.2 million for the year ended December 31, 2008.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of December 31, 2009, Par had approximately $0.9 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	December 31,	December 31,
	2009	2008
Raw materials and supplies	$859	$577
Work-in-process	85	542
Finished goods	-	474
	$944	$1,593

 Pre-launch inventories at December 31, 2008 were mainly comprised of specific in-house developed products.  Since that time, Par maintained the levels of non-commercial inventory flat by launching new products during 2009 and replenishing raw materials of anticipated future launches. Write-offs of pre-launch inventories, net of partner allocation, were $0.3 million for the year ended December 31, 2009 and $4.3 million of expense for the year ended December 31, 2008.

Note 7 - Property, Plant and Equipment, net:

($ amounts in thousands)

	December 31,	December 31,
	2009	2008
Land	$1,882	$1,882
Buildings	25,794	25,571
Machinery and equipment	48,543	44,027
Office equipment, furniture and fixtures	4,569	4,774
Computer software and hardware	44,479	29,179
Leasehold improvements	12,102	11,548
Construction in progress	3,670	16,462
	141,039	133,443
Less accumulated depreciation and amortization	66,343	54,004
	$74,696	$79,439

Depreciation and amortization expense related to the property, plant and equipment was $12.6 million for the year ended December 31, 2009, $14.4 million for the year ended December 31, 2008 and $13.2 million for the year ended December 31, 2007.

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	December 31,	December 31,
	2009	2008
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $3,420	$51,301	$ -
Spectrum Development and Marketing Agreement, net of accumulated amortization of $20,660 and $6,839	4,340	18,161
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $5,866 and $3,850	4,134	6,151
Paddock Licensing Agreement, net of accumulated amortization of $3,250 and $2,250	2,750	3,750
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $8,304 and $7,582	2,529	3,251
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $1,959 and $1,106	1,725	2,578
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $152	1,248	-
Other intangible assets, net of accumulated amortization of $5,405 and $5,216	843	32
FSC Laboratories Agreement, net of accumulated amortization of $5,420 and $4,816	402	1,006
Bristol-Myers Squibb Company Asset Purchase Agreement, net of accumulated amortization of $11,699 and $11,420	-	279
	$69,272	$35,208

Intangible assets include estimated fair values of certain distribution rights acquired by Par for equity instruments or in legal settlements, amounts paid for contractual rights acquired by Par to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized over the estimated useful lives in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful lives of three to 15 years if estimated cash flows method approximates straight-line basis.  Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  Such evaluations utilize forecasted financial information.  As of December 31, 2009, Par believes its net intangible assets are recoverable.  Par’s intangible assets included on its consolidated balance sheet at December 31, 2009 include the following:

QOL Medical, LLC Asset Purchase Agreement

During the three-month period ended June 27, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The Company allocated the purchase price in part based on input from third party appraisals. The fair value of the product rights received is being amortized on a straight-line basis over twelve years based on estimated useful life. Refer to “Nascobal®” in Note 21, “Acquisitions.”

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

Trademark licensed from BMS

Par entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by Par in exchange for $5.0 million paid by Par in August 2003.  In July 2005, Par made an additional milestone payment of $5.0 million to BMS related to the trademark license above. This intangible asset is being amortized over a useful life of seven years commencing with the launch of the product in 2005.

Paddock Licensing Agreement

In September 2006, Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone gel 1%, a generic version of Unimed Pharmaceutical (“Unimed”), a wholly-owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”), product Androgel®.  Androgel® is indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone.  Under the terms of the agreement with Paddock, Par paid $6.0 million in the fourth quarter of 2006 for all rights to Paddock’s ANDA for testosterone gel 1%, including all intellectual property associated with the product.  The license agreement also permits Par to launch the generic version of the product no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the related patent issue.  This license will be amortized over the six-year term of the associated co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the company in the U.S. District Court for the District of Central California, which was subsequently transferred to the U.S. District Court for the Northern District of Georgia, alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals.  On February 23, 2010, the court granted Par’s motion to dismiss the FTC’s claims.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to continue to vigorously defend this action.  Refer to Note 16.

Genpharm Distribution Agreement

On June 30, 1998, Par completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany.  Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Par issued 10,400 shares of Par’s common stock to a Merck KGaA subsidiary, EMD, Inc. (“EMD” formerly known as Lipha Americas, Inc.), in exchange for cash of $20.8 million and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 11 – “Distribution and Supply Agreements”).  Par determined the fair value of the common stock sold to Merck KGaA to be $27.3 million, which exceeded the cash consideration of $20.8 million received by Par by $6.5 million.  That $6.5 million was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity.  Additionally, Par recorded a deferred tax liability of approximately $4.3 million and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes.  The aggregate amount of approximately $10.8 million assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.

SVC Pharma LP License and Distribution Agreement

In June 2008, Par and SVC entered into a license and distribution agreement for dronabinol and related agreements.  Under the terms of the agreements, Par transferred 100% of its interest in SVC to Rhodes Technologies, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the third quarter of 2008.  Refer to Note 19 - “Investment in Joint Venture” for further details.

MDRNA, Inc. Asset Purchase Agreement

During the three-month period ended June 27, 2009, the Company acquired additional rights to calcitonin, a generic drug, from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The Company allocated the purchase price based on input from third party appraisals.  This asset has a fair market value of $1.4 million and will be amortized over its estimated useful life of 2 years.  Refer to “MDRNA, Inc.” in Note 21, “Acquisitions.”

Other

In April 2001, Par entered into a License and Supply agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®.  Under the agreement Aveva has agreed to manufacture the product and Par and Aveva share profits from the sales of the product, as defined in the agreement.  During the third quarter of 2009, Par made a $1.0 million milestone payment to Aveva related to the final FDA approval of clonidine that was recorded in other intangible assets.  In August 2009, Par launched clonidine.  Refer to Note 11 – “Distribution and Supply Agreements” for further details.

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

BMS Asset Purchase Agreement

In March 2002, Par entered into an agreement with BMS (the “BMS Asset Purchase Agreement”) and acquired the U.S. rights to five of BMS’s brand products.  Pursuant to the BMS Asset Purchase Agreement, Par terminated its outstanding litigation against BMS involving megestrol acetate oral suspension (Megace Oral Suspension®) and buspirone (BusSpar®) and paid BMS approximately $1.0 million in March 2002 and approximately $1.0 million in April 2003.  Par determined the fair value of the product rights received to be $11.7 million, which exceeded the cash consideration of approximately $2.0 million and associated costs of $0.6 million by approximately $9.0 million. The approximate $9.0 million value was assigned to the litigation settlements and included in settlement income in the first quarter of 2002. The fair value of the product rights received was fully amortized in 2009 based on its estimated useful life.

Par recorded amortization expense related to intangible assets of approximately $23.1 million for 2009, $18.1 million for 2008 and $12.4 million for 2007 and such expense is included in cost of goods sold.

Estimated Amortization Expense

Estimated
Amortization
($ in thousands)	Expense
2010	$13,605
2011	10,113
2012	7,332
2013	5,161
2014	4,560
2015 and thereafter	28,501
$69,272

Note 9 – Goodwill:

In 2004, Par acquired all of the capital stock of Kali, a generic pharmaceutical research and development company, for approximately $142.8 million in cash and warrants to purchase 150,000 shares of Par’s common stock valued at approximately $2.5 million. The former Kali stockholders earned an additional $10.0 million for meeting certain product-related performance criteria.

In accordance with FASB ASC 350-20-35-30, the goodwill which totaled $63.7 million at December 31, 2009 and December 31, 2008 is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation, for impairment using a fair value approach.  The goodwill impairment test consists of a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of impairment, if any.  Goodwill is deemed to be impaired if carrying amount of a reporting unit exceeds its estimated fair value.  As of December 31, 2009, Par determined through its estimates, which utilize forecasted financial information that no impairment of goodwill existed.

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

Generic Business Related

IntelliPharmaCeutics Corp.

In November 2005, Par executed a license and commercialization agreement with IntelliPharmaCeutics Corp. (“IPC”) for the development of dexmethylphenidate XR (Focalin XR®).  Initial development costs included a milestone payment of $0.25 million, paid in January 2006.  Subsequent milestones for $0.25 million are payable upon passing all bioequivalence studies and another $0.25 million upon FDA’s acceptance for filing the ANDA.  IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs.  Par incurred approximately $1.1 million in 2007 which was charged to research and development expense.  2008 and 2009 research and development expense related to this program was minimal.  Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch.   In addition Par has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

Strativa Business Related

BioAlliance Pharma SA

In July 2007, Par entered into an exclusive licensing agreement under which Par will receive commercialization rights in the U.S. to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy then in Phase III development for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, Par paid BioAlliance an initial payment of $15.0 million.  On February 6, 2009, BioAlliance completed Phase III studies and submitted a NDA for Loramyc® (miconazole Lauriad®) and is awaiting approval by the FDA. A scheduled action date is expected in April 2010.  Par will pay BioAlliance $20.0 million upon FDA approval.  In addition to royalties on sales, BioAlliance may receive milestone payments on future sales.

Hana Biosciences, Inc.

In August 2007, Par announced that it acquired the North American commercial rights to ZensanaTM (ondansetron HCl) Oral Spray from Hana Biosciences, Inc. (“Hana”).  Ondansetron is used to prevent nausea and vomiting after chemotherapy, radiation and surgery.  The terms of the agreement contain multiple elements, including a $5.0 million investment in Hana at a contractually agreed $1.2 million premium.  Par recorded its investment in Hana at $3.8 million based on the prevailing market price of Hana common stock at the date of the agreement and charged the $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the third quarter of 2007.  In addition, Hana will receive milestone payments and royalties on future sales of ZensanaTM.  Par is responsible for all development costs.  A subsequent milestone for $6.0 million is payable upon NDA approval by the FDA. In addition to the above mentioned $1.2 million, Par incurred $2.9 million in 2008 and $1.1 million in 2007 which was charged to research and development expense.  In 2008, bioequivalence to the reference drug was achieved in certain studies and not achieved in others.  We are evaluating options in order to determine the next steps for the ZensanaTM program.

Optimer Pharmaceutical Corporation

In April 2005, Par and Optimer entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”).  Under the terms of the joint development and collaboration agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while Par would have been responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately cleared for marketing, Par would have manufactured and would have had exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada.  Par was to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer.  In February 2007, in exchange for $20.0 million, Par terminated the agreement and returned the marketing rights to Optimer.  Par is to entitled to a $5.0 million milestone payment after the earliest to occur of (i) the successful completion of a second pivotal Phase 3 trial for fidaxomicin, (ii) Optimer’s grant to a third party of the rights to fidaxomicin or (iii) the submission to the FDA of an NDA for fidaxomicin.  Par additionally has the possibility to receive royalty payments on any future global sales of the product.  On February 4, 2010, Optimer announced the successful completion of its second pivotal Phase 3 trial for fidaxomicin.  Optimer plans to use the data from this study to support the submission of a NDA.

Alfacell Corporation

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

MonoSol Rx

In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx (“MonoSol”) under which Par acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz™).  Through September 2008, Par made payments of $2.5 million (charged to research and development expense) to MonoSol, consisting of an initial payment of $1.25 million for the delivery of product prototype and a development milestone of $1.25 million for the delivery of pilot stability reports.  In the first quarter of 2009, MonoSol completed final ondansetron thin film bioequivalence reports indicating successful completion of all clinical studies necessary to file the NDA for the product with the FDA including meeting all applicable clinical end-points necessary for the approval of the NDA for the product, thereby triggering our payment of a $1 million milestone.  On December 9, 2009, Par and Monosol executed an amendment to the agreement which modified the terms of future milestone payments.  MonoSol will earn a total of $6.0 million upon FDA approval and the subsequent product launch. In exchange Par will receive a reduction in future payments thus improving Zuplenz™ gross margins on future sales, if approved.  Par may also pay up to $2 million of certain clinical costs that exceed $1 million.  If the product receives FDA approval, Par will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to Par.

On December 9, 2009, concurrently with the amendment of the Zuplenz™ agreement, Par entered into an exclusive licensing agreement with MonoSol under which we acquired the commercialization rights in the United States and its territories to MonoSol’s oral soluble film formulation to three new potential products.  A one time payment of $6.5 million was made, which was charged to research and development expense.  Par may make subsequent payments of up to $26 million, at Par’s sole discretion, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to us and we will commercialize the product in the United States and pay MonoSol royalties on net sales.

Note 11 - Distribution and Supply Agreements:

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

Glaxo Wellcome Manufacturing PTE Limited (“GSK”)

On November 14, 2006, Par and Glaxo GSK entered into a Supply and Distribution Agreement (the “GSK Ranitidine HCl Syrup Agreement”), pursuant to which Par would market ranitidine HCl Syrup, supplied and licensed from GSK.  Ranitidine HCl Syrup is the generic equivalent to GSK’s Zantac® Syrup Product.  Under the GSK Ranitidine HCl Syrup Agreement, GSK has agreed to manufacture the product and Par has agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.  Par commenced sales of the product in March 2007 once another fully substitutable generic version of the drug became available in the U.S.  This agreement was terminated in March 2009.

Nortec Development Associates, Inc. (“Nortec”)

On June 14, 2002, Par and Nortec entered into a Patent and Know How License Agreement (the “Nortec Propranolol Agreement”) pursuant to which Par would license to use and sell Nortec’s sustained release propranolol product using the know-how to further develop and register the product.  Propranolol HCl ER is the generic equivalent of Wyeth Pharmaceuticals’ Inderal® LA.  Under the Nortec Propranolol Agreement, Par markets, sells and distributes the product and pays Nortec a percentage of the net sales, as defined in the agreement.  Par received final approval from the FDA in January 2007, at which time it commenced sales of the product.

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

On July 14, 2004, Par and GSK and certain of its affiliates entered into a supply and distribution agreement (the “GSK Fluticasone Supply Agreement”), pursuant to which Par was marketing fluticasone supplied and licensed from GSK, in the U.S., including the Commonwealth of Puerto Rico.  Under the GSK Fluticasone Agreement, GSK had agreed to manufacture the product and Par had agreed to pay GSK a percentage of Par’s net sales of the product, as defined in the agreement.  This agreement was terminated in February 2009.

SVC Pharma LP (“SVC”)

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

Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)

In April 2001, Par entered into a License and Supply agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.) (“Aveva”), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Under the agreement Aveva has agreed to manufacture the product and Par has agreed to pay Aveva a percentage of Par’s net profits of the product, as defined in the agreement. Par commenced sales of the product in August 2009 upon final FDA approval.

Novel Laboratories, Inc. (“Novel”)

On February 11, 2009, Par and Novel entered into a Manufacturing Agreement, pursuant to which Novel will provide certain manufacturing services related to tramadol ER.  Under the agreement Par will market the product and has agreed to pay Novel a percentage of profits of the product, as defined in the agreement.  Par commenced sales of the product in November 2009 after a favorable court ruling.

Payables Due To Supply and Distribution Agreement Partners

Pursuant to these distribution agreements, Par pays its partners a percentage of gross profits or a percentage of net sales, in accordance with contractual terms of the underlying agreements.  As of December 31, 2009 Par had payables due to distribution agreement partners of $58.6 million and $91.5 million as of December 31, 2008.

Note 12 - Long-Term Debt:

Long-Term Debt

($ amounts in thousands)

	December 31,	December 31,
	2009	2008
Senior subordinated convertible notes	$46,175	$130,141
Less current portion	(46,175)	(130,141)
	$-	$-

On December 31, 2009, Par’s outstanding senior subordinated convertible notes had a face value of $47.7 million and a quoted market value of approximately $47.7 million.  On December 31, 2008, the senior subordinated convertible notes had a face value of $142 million and a quoted market value of approximately $112 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010, unless earlier converted or repurchased.  Par may not redeem the notes prior to their maturity date.  Par reflected the obligations as a current liability, in accordance with the September 30, 2010 maturity date of the notes, on the consolidated balance sheet as of December 31, 2009.

In 2009, Par repurchased senior subordinated convertible notes in the aggregate principal amount of $94.3 million and an aggregate carrying amount of $89.7 million for approximately $91.8 million, including commissions and fees.  Par recorded a loss of approximately $2.6 million in 2009 related to the debt extinguishment.  Par also paid approximately $0.7 million for accrued interest related to the repurchases.  The 2009 repurchases include the results of a “Modified Dutch Auction” tender offer, during the fourth quarter of 2009.  The “Modified Dutch Auction” tender offer was for up to $65 million of the senior subordinated convertible notes that remained outstanding in the amount of approximately $78.6 million at that time.  The aggregate principal amount of the senior subordinated convertible notes that were properly tendered and not withdrawn in the tender offer was approximately $30.8 million.

During 2009, Par incurred interest expense of  $8.0 million, $13.4 million in 2008 and $13.8 million in 2007.  Interest accrued on the senior subordinated convertible notes since September 30, 2009 is payable on March 31, 2010.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Income (loss) from continuing operations	$77,600	($53,315)	$46,784

Gain from discontinued operations	-	505	-
Provision for income taxes	672	2,361	1,212
Loss from discontinued operations	(672)	(1,856)	(1,212)
Net income (loss)	$76,928	($55,171)	$45,572

Basic:
Weighted average number of common shares outstanding	33,679	33,312	34,494

Income (loss) from continuing operations	$2.30	($1.60)	$1.36
Loss from discontinued operations	(0.02)	(0.05)	(0.04)
Net income (loss) per share of common stock	$2.28	($1.65)	$1.32

	2009	2008	2007
Assuming dilution:
Weighted average number of common shares outstanding	33,679	33,312	34,494
Effect of dilutive securities	509	-	224
Weighted average number of common and common equivalent shares outstanding	34,188	33,312	34,718

Income (loss) from continuing operations	$2.27	($1.60)	$1.35
Loss from discontinued operations	(0.02)	(0.05)	(0.04)
Net income (loss) per share of common stock	$2.25	($1.65)	$1.31

Outstanding options of 2.5 million as of December 31, 2009, 3.7 million as of December 31, 2008, and 4.1 million as of December 31, 2007 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since Par had a net loss for the year ended December 31, 2008, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  In addition, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of December 31, 2009.  The warrants related to the senior subordinated convertible notes are exercisable for an aggregate of 538 thousand shares of common stock at an exercise price of $105.20 per share and expire in September 2010.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 14 - Stockholders’ Equity:

Preferred Stock

In 1990, Par’s stockholders authorized 6 million shares of preferred stock, par value $0.0001 per share.  The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance.  At December 31, 2009 and 2008, Par did not have any preferred stock issued and outstanding.

Dividends

Par did not pay any dividends to holders of its common stock in 2009, 2008 or 2007.  Par has never declared or paid cash dividends on its common stock. Par currently intends to retain its future earnings and available cash to fund the growth of its business and does not expect to pay dividends in the foreseeable future.  However, payment of dividends is within the discretion of its Board of Directors.

($ amounts in thousands)

Comprehensive Income (Loss)	For the Years Ended December 31,
	2009	2008	2007

Net income (loss)	$76,928	($55,171)	$45,572
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	201	(2,832)	(1,912)
Less: reclassification adjustment for net losses included in net income, net of tax	34	4,316	981
Comprehensive income (loss)	$77,163	($53,687)	$44,641

The reconciliation of the unrealized gains and losses on available for sale securities for years ended December 31, 2009 and 2008 is as follows ($ amounts in thousands):

	Unrealized (Loss) / Gain on Available for Sale Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2007	($2,204)	$842	($1,362)
Unrealized (loss) gain on marketable securities, net of tax	(4,556)	1,724	(2,832)
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	6,962	(2,646)	4,316
Balance, December 31, 2008	$202	($80)	$122
Unrealized gain (loss) on marketable securities, net of tax	319	(118)	201
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	54	(20)	34
Balance, December 31, 2009	$575	($218)	$357

Treasury Stock

In April 2004, Par’s Board of Directors authorized the repurchase of up to $50.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par had repurchased 849 thousand shares of its common stock for approximately $32.2 million pursuant to the April 2004 authorization.  On September 28, 2007, Par announced that its Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  Par repurchased 1,643 thousand shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  Par did not repurchase any shares of common stock under this authorization in 2008 or 2009.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2009.  The repurchase program has no expiration date.

Purchased Call Options

Concurrently with the sale of the subordinated convertible notes described above, Par purchased call options on its common stock (the “purchased call options”) designed to mitigate the potential dilution from conversion of the convertible notes.  Under the terms of the purchased call options, Par has the right to purchase the aggregate number of shares of its common stock that Par would be obligated to issue upon conversion of the convertible notes, up to a maximum of 2,253 thousand shares, from an affiliate of one of the initial purchasers (the “Counterparty”) at a purchase price of $88.76 per share, the initial conversion price of the notes.  Par has the option to settle the purchased call options with the Counterparty through a net share settlement or net cash settlement, either of which would be based on the extent to which the then-current market price of the common stock exceeds $88.76 per share.  The cost of the purchased call options of $49 million was charged to additional paid-in-capital on Par’s consolidated balance sheets.  The cost of the purchased call options was partially offset by the sale of warrants to acquire shares of the common stock (the “sold warrants”) by the Counterparty.  The sold warrants are exercisable for an aggregate of 2,253 thousand shares at an exercise price of $105.20 per share.  The sold warrants may be settled, at Par’s option, either through a net share settlement or a net cash settlement, either of which would be based on the extent to which the then-current market price of the common stock exceeds $105.20 per share.  The gross proceeds from the sold warrants of $33 million were recognized as additional paid-in-capital on Par’s consolidated balance sheets.  The net effect of the purchased call options and the sold warrants is to either reduce the potential dilution from the conversion of the convertible notes if Par elects a net share settlement or to increase the net cash proceeds of the offering, if a net cash settlement is elected and the convertible notes are converted at a time when the market price of the common stock exceeds $88.76 per share.  If the market price of the common stock at the maturity of the sold warrants exceeds $105.20, the dilution mitigation under the purchased call options will be capped, meaning that there would be dilution from the conversion of the convertible notes only to the extent that the then market price per share of the common stock exceeds $105.20 at the time of conversion.

Stock Options

The following is a summary of stock option activity in each of the periods as indicated (share amounts in thousands):

	For the Years Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding at beginning of year	4,065	$31.88	4,526	$34.76	5,470		$36.00
Granted	1,243	13.07	465	11.02	592		23.41
Exercised	(71)	10.04	(71)	7.1	(68)		5.60
Canceled	(742)	36.92	(855)	37.72	(1,468)	(a)	36.16
Outstanding at end of year	4,495	$26.14	4,065	$31.88	4,526		$34.76

(a) Includes approximately 181 stock options cash settled in the fourth quarter of 2007.

At December 31, 2009 exercisable options amounted to 2,648 thousand, 3,044 thousand at the end of 2008 and 3,399 thousand at the end of 2007.  The weighted average exercise prices of the options for these periods were $34.74 for 2009, $36.51 for 2008 and $37.68 for 2007.  Exercise price ranges and additional information regarding the 4,495 thousand options outstanding at December 31, 2009 are as follows (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price
Exercise Price Range
$4.13 to $7.63	55	$6.73	0.9 years	55	$6.73
$9.37 to $15.03	1,588	$12.41	9.0 years	-	$ -
$15.10 to $23.01	339	$19.22	7.2 years	213	$19.12
$24.05 to $36.19	1,804	$29.62	3.3 years	1,671	$29.95
$37.40 to $60.85	674	$52.02	4.4 years	674	$52.02
$69.38 to $69.38	35	$69.38	0.9 years	35	$69.38

In 2004, Par’s stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”) and in 2005 approved the amendment and restatement of the 2004 Plan.  The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to employees of Par or others.  The 2004 Plan became effective on May 26, 2004 and will continue until May 26, 2014 unless terminated sooner.  Par has reserved up to 4,294 thousand shares of common stock for issuance of stock options and up to 622 thousand shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan as of December 31, 2009.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years.  The restricted stock and the restricted stock units generally vest over four years.

In 2000, the Board adopted the 2000 Performance Equity Plan (the “2000 Plan”), which plan was subsequently amended, making it a non-qualified, broad-based plan not subject to stockholder approval.  The 2000 Plan provides for the granting of incentive and non-qualified stock options to employees of Par and to others.  The 2000 Plan became effective March 23, 2000 and will continue until March 22, 2010 unless earlier terminated.  Par has reserved 114 shares of common stock for issuance under the 2000 Plan as of December 31, 2009. The maximum term of an option under the 2000 Plan is ten years.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board.  The maximum term of the option is reduced to five years if an incentive stock option is granted to a holder of more than 10% of the total combined voting power of all the classes of capital stock of Par.

In 1998, Par’s stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders and again at the 2007 Annual Meeting of Stockholders.  The 1997 Directors’ Plan became effective October 28, 1997 and will continue until December 31, 2017 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years.  Prior to the 2007 amendment and restatement, the 1997 Directors’ Plan also provided for the granting of restricted stock units that vest over 4 years.  Upon the amendment and restatement of the 1997 Directors’ Plan approved by the stockholders in 2007, non-employee directors, effective January 1, 2008, receive an annual grant of restricted stock units equal to the fair market value of $100,000, which vest one year from the anniversary of the date of grant unless the director has been removed “for cause.”  The restricted stock units are not issued or otherwise distributed to the director until the director terminates service on the Board.  As of December 31, 2009, Par has reserved 161 shares of common stock for issuance under the 1997 Directors’ Plan.

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

Note 15 - Income Taxes:

The components of Par’s provision (benefit) for income taxes on income from continuing operations for the years ended December 31, 2009, 2008 and 2007 are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Current income tax (benefit) provision:
Federal	$21,208	($11,844)	$17,683
State	3,300	(302)	1,292
	24,508	(12,146)	18,975
Deferred income tax (benefit) provision:
Federal	22,398	(19,785)	2,880
State	1,977	(516)	2,815
	24,375	(20,301)	5,695
	$48,883	($32,447)	$24,670

Deferred tax assets and (liabilities) as of December 31, 2009 and 2008 are as follows ($ amounts in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$15,379	$18,317
Inventories	3,084	5,150
Accrued expenses	7,549	25,584
Purchased call options	594	3,990
Intangible assets	48,683	44,526
State NOL and credit carryforwards	8,761	7,601
Asset impairments	3,619	4,908
Stock options and restricted shares	13,812	14,014
Product contribution carryforwards	7,868	9,908
Other	5,780	7,980
Total deferred tax assets	115,129	141,978

Deferred tax liabilities:
Fixed assets	(9,082)	(6,958)
Debt	(586)	(4,506)
Other	(1,849)	(1,235)
Total deferred tax liabilities	(11,517)	(12,699)

Less valuation allowance - NOL	(8,761)	(7,601)
Net deferred tax asset	$94,851	$121,678

Par has net operating loss (“NOL”) carryforwards at December 31, 2009 of approximately $130.1 million for state income tax purposes, which began expiring in 2009.  A valuation allowance on the deferred tax assets related to certain state NOL’s and credit carryforwards has been established due to the uncertainty of realizing those deferred tax assets. This valuation allowance increased in 2009 by $1.2 million primarily due to certain state NOL’s created during the year.  When evaluating valuation allowances, management utilizes forecasted financial information.  In addition, Par has carryforwards for product donations at December 31, 2009 of approximately $20.8 million for which deferred tax assets have been recorded.  These carryforwards are utilized against available taxable income in future years.  If not used, these product donation carryforwards will expire in the amounts of $0.8 million in 2012, $3.6 million in 2013 and $16.4 million in 2014.

The exercise of stock options resulted in tax benefits of $0.2 million in 2009 and $0.3 million in 2008, which were credited to additional paid-in capital.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2009	2008	2007
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	3	3	3
Research and development tax credit benefit	-	1	(2)
Tax contingencies	-	(5)	-
Valuation Allowance	-	-	-
Other	1	4	(1)
Effective tax rate	39%	38%	35%

Tax Contingencies

Significant judgment is required in evaluating Par’s tax positions and determining its provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  Par establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  These reserves are established when Par believes that certain positions might be challenged despite its belief that Par’s tax return positions are fully supportable.  Par adjusts these reserves in light of changing facts and circumstances, such as the outcome of tax audits.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.  Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740-10.  Par reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.

At December 31, 2009, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $30 million.  Of this total, $11.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate related to continuing income in future periods.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $12.1 million at December 31, 2009 and $11.4 million at December 31, 2008.  During the years ended December 31, 2009, 2008, and 2007, Par recognized approximately $0.7 million, $2.0 million, and $1.9 million in interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2009 and 2008 are as follows ($ amounts in thousands):

	2009	2008	2007
Balance at January 1	$30,217	$24,150	$21,768
Additions based on tax positions related to the current year	1,074	1,022	1,558
Additions for tax positions of prior years	-	7,335	824
Reductions for tax positions of prior years	-	(2,290)	-
Reductions due to lapse of applicable statute of limitations	-	-	-
Audit settlements paid during the year	(1,268)	-	-
Balance at December 31	$30,023	$30,217	$24,150

The Company believes that it is reasonably possible that approximately $5 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

The IRS is currently examining Par’s 2007 federal income tax return.  Periods prior to 2003 are no longer subject to IRS audit.  Par is currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, Par is no longer subject to examination by tax authorities for years prior to 2005.

Note 16 - Commitments, Contingencies and Other Matters:

 Leases

At December 31, 2009, Par had minimum rental commitments aggregating $10.7 million under non-cancelable operating leases expiring through 2014.  Amounts payable there under are $4.8 million in 2010, $2.9 million in 2011, $1.8 million in 2012, $0.8 million in 2013 and $0.4 million thereafter.  Rent expense charged to operations was $6.9 million in 2009, $6.8 million 2008, and $5.9 million in 2007.

 Retirement Savings Plan

Par has a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan.  Par contributes an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”).  Participants in the Retirement Savings Plan become vested with respect to 20% of Par’s contributions for each full year of employment with Par and thus become fully vested after five full years.  Par also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion.  Par incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1.4 million in 2009, $1.3 million in 2008, and $0.6 million in 2007.  Par did not make a discretionary contribution to the Retirement Savings Plan for 2009, 2008 or 2007.

Legal Proceedings

Unless otherwise indicated in the details provided below, Par cannot predict with certainty the outcome or the effects on Par of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies, however unless otherwise indicated, Par at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interest of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on the company’s results of operations, cash flows or financial condition.

Corporate Litigation

Par and certain of its former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of common stock of Par between July 23, 2001 and July 5, 2006. The lawsuits followed Par’s July 5, 2006 announcement regarding the restatement of certain of its financial statements and allege that Par and certain members of its then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning Par’s financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On June 24, 2008, the Court dismissed co-lead plaintiffs’ Consolidated Amended Complaint without prejudice with leave to re-file.  On July 24, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  Par and the individual defendants have filed a motion to dismiss.  On September 30, 2009, the Court granted the motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The Company and Messrs. O’Connor and Tarriff have answered the Amended Complaint and intend to vigorously defend the consolidated class action.

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

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent. The Bureau of Competition for the Federal Trade Commission (“FTC”) is investigating whether the settlement of the Paddock litigation constituted unfair methods of competition in a potential violation of Section 5 of the FTC Act.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, Par filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted Par’s motion to dismiss the FTC’s claims and granted in part and denied in part Par’s motion to dismiss the claims of the private plaintiffs.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to continue to vigorously defend these actions.

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

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the Complaint was amended to include claims of infringement of the ‘887 patent by Par’s 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, Par’s bench trial in the U.S. District Court of Delaware concluded and Par filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of Par on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while Par filed its notice of cross appeal on September 14, 2009.  On December 21, 2009, Par filed its appeal brief with the U.S. Court of Appeals for the Federal Circuit.  Par intends to vigorously prosecute its appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The Complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On October 20, 2009, defendants filed an opposition to Sanofi’s motion.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On February 5, 2010, the oral hearing for defendants who had not settled with plaintiffs was reset to February 16, 2010, on which date the hearing was further continued to March 9, 2010.  Par and MN intend to continue to vigorously manage their defense of these actions.

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

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of the Patent because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  Par filed its proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  Par intends to defend this action vigorously and pursue its counterclaims against Santarus and Missouri.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims, and on April 11, 2008, the court held a scheduling conference setting the Markman hearing for March 10, 2009, the pre-trial conference for January 11, 2010, and a bench trial for February 15, 2010.  On September 11, 2009, plaintiffs filed a motion for summary judgment in the Delaware District Court.  On December 28, 2009, the Delaware Court reset the Pretrial conference date to February 4, 2010.  Trial commenced on February 22, 2010.  Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The Complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008 and the court has scheduled a Markman hearing for February 2010 and trial for October 2010.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing has been set in this case for February 25, 2010, a Pretrial Conference for September 23, 2010, and a 5-day bench trial for October 12, 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because Par submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  Par filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The Complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because Par submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  Par filed an Answer on August 21, 2009.  Pre-trial orders in this case will be due February 15, 2011 and a trial is scheduled for March 7, 2011.  Par intends to defend this action vigorously and pursue its defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which Par has been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Alabama, Hawaii, and Massachusetts, with each such trial commencing on June 14, August 23, and July 19, 2010 respectively.  In the Utah suit, the time for responding to the Complaint has not yet elapsed.  In each of the remainder of these matters, Par has either moved to dismiss the Complaints or answered the Complaints denying liability.  Par intends to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, on January 27, 2010, the court entered an order denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including Par.  The court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, certain defendants, including Par, filed a motion to amend the order for certification for immediate appeal.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Par’s estimate of the probable loss is approximately $5.1 million, including interest, which has been accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on the consolidated balance sheet as of December 31, 2009.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.

Note 17 - Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, Par received $0.5 million which represents Par’s share of the net proceeds of the sale transaction.  This $0.5 million has been classified as discontinued operations on the consolidated statement of operations for the year ended December 31, 2008.

Note 18 - Segment Information:

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

The business segments of Par were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting.  Par believes that its generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of Par’s generic products, Par has determined that its generic pharmaceuticals are a single reportable business segment.  Par’s chief operating decision maker does not review the generic or brand segment in any more granularity, such as at the therapeutic or other classes or categories.  Certain of Par’s expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments.   Other expenses, such as general and administrative expenses and non-specific research and development expenses, are allocated between the two segments based on assumptions determined by Par’s management.

The financial data for the two business segments are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Par Pharmaceutical - Generic	$1,104,295	$491,065	$684,917
Strativa	88,864	87,050	84,749
Total revenues	$1,193,159	$578,115	$769,666

Gross margin:
Par Pharmaceutical - Generic	$267,830	$108,952	$204,130
Strativa	66,123	67,619	64,389
Total gross margin	$333,953	$176,571	$268,519

Operating income (loss):
Par Pharmaceutical - Generic	$163,186	($76,773)	$73,357
Strativa	(31,716)	213	231
Total operating income (loss)	$131,470	($76,560)	$73,588
Other expense, net	-	-	(56)
Gain on bargain purchase	3,021	-	-
(Loss) gain on extinguishment of senior subordinated convertible notes	(2,598)	3,033	-
Equity in loss of joint venture	-	(330)	(387)
Loss on marketable securities and other investments, net	(55)	(7,796)	(1,583)
Interest income	2,658	9,246	13,673
Interest expense	(8,013)	(13,355)	(13,781)
Provision (benefit) for income taxes	48,883	(32,447)	24,670
Income (loss) from continuing operations	$77,600	($53,315)	$46,784

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to its branded operations. Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows ($ amounts in thousands):

Product
Par Pharmaceutical - Generic	For the Years Ended December 31,
	2009	2008	2007
Metoprolol succinate ER (Toprol-XL®)	$742,697	$172,729	$141,877
Sumatriptan succinate injection (Imitrex®)	72,319	18,119	-
Meclizine Hydrochloride (Antivert®)	38,851	32,055	8,922
Clonidine TDS (Catapres TTS®)	33,747	-	-
Dronabinol (Marinol®)	24,997	14,356	-
Cabergoline (Dostinex®)	12,895	20,916	34,252
Propranolol HCl ER (Inderal LA®)	12,473	17,990	57,459
Cholestyramine Powder (Questran®)	10,348	8,682	5,580
Methimazole (Tapazole®)	10,062	10,187	12,343
Megestrol oral suspension (Megace®)	9,056	10,286	14,344
Tramadol HCl and acetaminophen tablets (Ultracet®)	8,652	1,661	16,024
Fluoxetine (Prozac®)	6,947	9,012	13,229
Fluticasone (Flonase®)	5,883	38,978	130,475
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	5,691	11,024	17,248
Various amoxicillin products (Amoxil®)	2,311	14,822	27,714
Other (1)	100,634	103,713	184,236
Other product related revenues (2)	6,732	6,535	21,214
Total Par Pharmaceutical - Generic Revenues	$1,104,295	$491,065	$684,917

Strativa
Megace® ES	$68,703	$76,482	$75,317
Nascobal® Nasal Spray (3)	10,161	-	-
Other product related revenues (2)	10,000	10,568	9,432
Total Strativa Revenues	$88,864	$87,050	$84,749

(1) The further detailing of annual revenues of the other approximately 40 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2009.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, Fenofibrate, the generic version of Tricor®, doxycycline monohydrate, the generic version of Adoxa®, and Nitrofurantoin, the generic version of Macrobid®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the Company alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Solvay Pharmaceuticals, and on February 23, 2010, the court granted Par’s motion to dismiss the FTC’s claims (see “Legal Proceedings” in Note 16, “Commitments, Contingencies and Other Matters”).

(3) Refer to Note 21, “Acquisitions.”

During the year ended December 31, 2009, Par recognized a gain on the sale of product rights of $3.2 million, and during the year ended December 31, 2008, of $9.0 million, related to the sale of multiple ANDAs.  In November 2007, Par entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  Par recorded $0.6 million in the operating results of the first quarter of 2008 when Par’s obligations were fulfilled related to this agreement.

Note 19 – Investment in Joint Venture:

On April 15, 2002, Rhodes Technology and Par created a joint venture, SVC Pharma LP (“SVC”), to research, develop, commercialize and market pharmaceutical preparations for human therapy.  Under the terms of this arrangement, the parties had agreed to capitalize the joint venture with equal contributions and all profits or losses were to be shared equally between Rhodes Technology and Par.  We accounted for this investment under the equity method of accounting.

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

Par accounted for the license agreement as a nonmonetary exchange at historical value, as we determined that there was no significant change in the cash flow expected under the license agreement as compared to the previous joint venture structure.  Par reclassified a portion of its investment in SVC to prepaid assets, which represents the contractual prepayment of dronabinol related inventory, and the remainder to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the three months ended September 27, 2008.

Par recognized losses based on its share of the equity in SVC of $0.3 million for the year ended December 31, 2008 and $0.4 million for the year ended December 31, 2007.  Par had accounted for this investment under the equity method of accounting prior to the nonmonetary exchange.

Note 20 – Restructuring Costs:

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

During the year ended 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.  These charges were somewhat tempered by a modest revision in estimate of certain termination benefit costs.

The following table summarizes the restructuring costs in 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2008	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at December 31, 2009
Severance and employee benefits to be paid in cash	$6,199	$6,199	$5,871	$1,362	($504)	$1,186
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	60	208	148	-	-
Total	$15,397	$6,259	$6,079	$1,510	($504)	$1,186

Par expects that $1 million of the remaining liability will result in cash expenditures in 2010.

Par previously disclosed that it had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  During the first quarter of 2009, and in conjunction with its acquisition of Nascobal® and certain assets from MDRNA (see Note 21 – “Acquisitions”), Par reevaluated its plan for these assets.  Under its revised plans, these assets will be held and used for the life of the asset, and therefore Par resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  Par accounted for these actions as a change in estimate in accordance with U.S. GAAP.

Assets held for sale as part of this restructuring charge were sold at their estimated carrying value during the third quarter of 2009.

Note 21 – Acquisitions

During the three months ended June 27, 2009, the Company acquired Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain on the consolidated statement of operations.  The Company has allocated the purchase price, including the value of identifiable intangibles with a finite life in part supported by third party appraisals.  Purchase price allocations will be finalized no later than twelve months from acquisition.  The operating results of the acquired businesses have been included in the consolidated financial results of the Company from March 31, 2009, the date of acquisition.  The operating results were primarily reflected as part of the Strativa segment.

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

The acquisition has been accounted for as a bargain purchase under FASB ASC 805 Business Combinations.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain is mainly attributed to MDRNA’s plans to exit its contract manufacturing business.  The acquired intangible asset has no tax basis.  The Company allocated the purchase price in part supported by input from third party appraisals.  From March 31, 2009, the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to total revenues and operating income of the Company.

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory related to a generic product	$1,121	N/A
Property, plant, and equipment	1,300	4 to 10 years
Intangible asset related to a generic product	1,400	2 years
Net tangible and intangible assets	3,821
Purchase price	800
Gain on Bargain Purchase	$3,021

Nascobal® Nasal Spray

On March 31, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the Asset Purchase Agreement, the Company deposited $2 million of the purchase price into escrow as security for potential indemnification claims that the Company may have against the seller.  After 12 months, any amounts remaining in escrow will be turned over to QOL Medical.  The Company funded the purchase from cash on hand.  The Company has determined that the acquired intangible asset will be tax deductible.  The Company recorded $10.2 million of revenue from sales of Nascobal® Nasal Spray during the year ended December 31, 2009 as part of the Strativa segment (refer to Note 18 – Segment Information).  The Company does not track operating income (or operating loss) at the product level.  The operating loss of the Strativa segment, which includes the Nascobal® Nasal Spray results, for the year ended December 31, 2009 are disclosed in Note 18.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values based in part on input from third party appraisals, as follows:

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory	$700	N/A
Intangible assets	54,721	12 years
Accounts receivable reserves	(921)	N/A
Net tangible and intangible assets	$54,500

Pro Forma Information (unaudited)

Since the Company acquired Nascobal® from QOL Medical and certain assets and liabilities from MDRNA on March 31, 2009, there are no differences between actual operating results and pro forma results for the nine month period ended December 31, 2009.  The following unaudited pro forma information for the year ended December 31, 2009, assumes the acquisitions occurred as of January 1, 2009 and the unaudited pro forma information for year ended December 31, 2008, assumes the acquisitions occurred as of January 1, 2008:

	Year ended	Year ended
(In thousands, except per share data)	December 31, 2009	December 31, 2008
Total revenues	$1,196,408	$584,907
Income (loss) from continuing operations	76,770	(54,107)
Income (loss) from continuing operations per diluted share	$2.25	$(1.62)

The unaudited pro forma information does not purport to be indicative of the results that actually would have been achieved had the operations been combined during the periods presented, nor is it intended to be a projection of future results or trends.

Note 22 – Subsequent Events:

In January 2010, Par reached a settlement with a third party of two litigations related to the enforcement of its patent rights and acquired intellectual property related to a product that was the subject of the litigations.  Par paid $3.5 million in settlement of the two litigations and $0.5 million to acquire the intellectual property.  The $3.5 million was recorded as expense in 2009 as a change in estimate and the $0.5 million will be recorded as an intangible asset in first quarter of 2010.

In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA has been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The NDA cannot be approved until the FDA receives a satisfactory inspection report of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  The FDA restriction on foreign travel in India has been subsequently lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM is in the process of being scheduled.  No issues related to the study data or film product were identified.

In February 2010, Optimer Pharmaceutical Corporation announced the successful completion of its second pivotal Phase 3 trial for fidaxomicin.  Optimer plans to use the data from this study to support the submission of a NDA.  This event triggers a $5 million milestone payment from Optimer to Par per the February 2007 agreement between the companies.

Note 23 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2009 and 2008 are summarized below ($ amounts in thousands):

	Fiscal Quarters Ended
	March 28,	June 27,	October 3,	December 31,
	2009	2009	2009	2009
Total revenues	$204,035	$404,001	$294,802	$290,321
Gross margin	64,069	86,408	92,138	91,338
Total operating expenses	38,157	50,196	51,596	65,734
Operating income	27,012	36,477	42,377	25,604
Income from continuing operations	$16,255	$23,987	$26,514	$10,844
Loss from discontinued operations	(176)	(176)	(176)	(144)
Net income	$16,079	$23,811	$26,338	$10,700
Net income per common share
Basic:
Income for continuing operations	$0.48	$0.71	$0.79	$0.32
Gain (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income	$0.48	$0.71	$0.78	$0.32
Diluted:
Income for continuing operations	$0.48	$0.71	$0.77	$0.31
Gain (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income	$0.48	$0.71	$0.76	$0.31

	Fiscal Quarters Ended
	March 29,	June 28,	September 27,	December 31,
	2008	2008	2008	2008
Total revenues	$154,928	$112,937	$148,967	$161,283
Gross margin	49,521	25,108	51,462	50,480
Total operating expenses	48,504	52,645	49,040	112,567
Operating income (loss)	2,642	(27,037)	4,622	(56,787)
Income (loss) from continuing operations	$1,383	($20,959)	$624	($34,364)
Gain (loss) from discontinued operations	60	(268)	(150)	(1,498)
Net income (loss)	$1,443	($21,227)	$474	($35,862)
Net income (loss) per common share
Basic:
Income (loss) for continuing operations	$0.04	($0.63)	$0.02	($1.03)
(Loss) from discontinued operations	-	(0.01)	-	(0.05)
Net income (loss)	$0.04	($0.64)	$0.02	($1.08)
Diluted:
Income (loss) for continuing operations	$0.04	($0.63)	$0.02	($1.03)
(Loss) from discontinued operations	-	(0.01)	-	(0.05)
Net income (loss)	$0.04	($0.64)	$0.02	($1.08)