Form 10-Q
period 2010-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2010-05-04
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No     X

Number of shares of the Registrant’s common stock outstanding as of April 28, 2010: 35,062,021

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2010 and

December 31, 2009

 3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and March 28, 2009

 4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 28, 2009

 5

Notes to Condensed Consolidated Financial Statements

 6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

28

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

43

Item 4.

 Controls and Procedures

  44

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  44

Item 1A.

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 6.

Exhibits

48

SIGNATURES

49

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 147,978	$ 121,668
Available for sale marketable debt securities	48,810	39,525
Accounts receivable, net	167,390	154,837
Inventories	67,276	80,729
Prepaid expenses and other current assets	21,485	14,051
Deferred income tax assets	26,356	26,356
Income taxes receivable	-	9,005
Total current assets	479,295	446,171

Property, plant and equipment, net	73,106	74,696
Available for sale marketable debt and equity securities	475	475
Intangible assets, net	65,522	69,272
Goodwill	63,729	63,729
Other assets	556	989
Non-current deferred income tax assets, net	69,024	68,495
Total assets	$ 751,707	$ 723,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 46,689	$ 46,175
Accounts payable	23,522	22,662
Payables due to distribution agreement partners	49,397	58,552
Accrued salaries and employee benefits	8,575	16,072
Accrued government pricing liabilities	32,651	24,713
Accrued expenses and other current liabilities	16,551	14,903
Total current liabilities	177,385	183,077

Long-term debt, less current portion	-	-
Other long-term liabilities	44,782	42,097
Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
37,929,395 and 37,662,231 shares	379	377
Additional paid-in capital	338,083	331,667
Retained earnings	262,696	236,398
Accumulated other comprehensive gain	271	357
Treasury stock, at cost 2,883,956 and 2,815,879 shares	(71,889)	(70,146)
Total stockholders' equity	529,540	498,653
Total liabilities and stockholders’ equity	$ 751,707	$ 723,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,	March 28,
	2010	2009

Revenues:
Net product sales	$ 288,278	$ 200,223
Other product related revenues	3,654	3,812
Total revenues	291,932	204,035
Cost of goods sold	208,422	139,966
Gross margin	83,510	64,069
Operating expenses:
Research and development	4,652	7,172
Selling, general and administrative	41,235	32,960
Settlements and loss contingencies, net	62	(3,376)
Restructuring costs	-	1,401
Total operating expenses	45,949	38,157
Gain on sale of product rights and other	5,775	1,100
Operating income	43,336	27,012
Gain on extinguishment of senior subordinated convertible notes	-	245
Loss on marketable securities and other investments, net	-	(55)
Interest income	328	1,157
Interest expense	(908)	(2,567)
Income from continuing operations before provision for income taxes	42,756	25,792
Provision for income taxes	16,330	9,537
Income from continuing operations	26,426	16,255
Discontinued operations:
Provision for income taxes	128	176
Loss from discontinued operations	(128)	(176)
Net income	$ 26,298	$ 16,079

Basic earnings per share of common stock:
Income from continuing operations	$ 0.78	$ 0.48
Loss from discontinued operations	(0.00)	(0.00)
Net income	$ 0.78	$ 0.48

Diluted earnings per share of common stock:
Income from continuing operations	$ 0.75	$ 0.48
Loss from discontinued operations	(0.00)	(0.00)
Net income	$ 0.75	$ 0.48

Weighted average number of common shares outstanding:
Basic	33,929	33,603
Diluted	35,070	33,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 28,
	2010	2009
Cash flows from operating activities:
Net income	$ 26,298	$ 16,079
Deduct: Loss from discontinued operations, net of tax	(128)	(176)
Income from continuing operations	26,426	16,255
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(477)	17,725
Non-cash interest expense	514	1,593
Depreciation and amortization	7,498	8,742
Allowances against accounts receivable	(9,522)	(13,106)
Share-based compensation expense	3,719	3,535
Loss on disposal of fixed assets	60	242
Gain on extinguishment of senior subordinated convertible notes	-	(245)
Other, net	-	(69)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Increase in accounts receivable	(3,031)	(35,144)
Decrease (increase) in inventories	13,453	(6,216)
(Increase) decrease in prepaid expenses and other assets	(7,001)	2,760
Increase in accounts payable, accrued expenses and other liabilities	3,033	6,711
Decrease in payables due to distribution agreement partners	(9,155)	(48,154)
Decrease (increase) in income taxes receivable/payable	11,817	(6,870)
Net cash provided by (used in) operating activities	37,334	(52,241)
Cash flows from investing activities:
Capital expenditures	(1,903)	(2,594)
Purchases of intangibles	(500)	-
Purchases of available for sale debt securities	(20,857)	-
Proceeds from maturity and sale of available for sale marketable debt and equity securities	11,434	21,772
Net cash (used in) provided by investing activities	(11,826)	19,178

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	2,140	30
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	77	59
Excess tax benefits on exercise of nonqualified stock options	328	12
Purchase of treasury stock	(1,743)	(1,656)
Reductions in principal due to repurchases of senior subordinated convertible notes	-	(2,238)
Net cash provided by (used in) financing activities	802	(3,793)
Net increase (decrease) in cash and cash equivalents	26,310	(36,856)
Cash and cash equivalents at beginning of period	121,668	170,629
Cash and cash equivalents at end of period	$ 147,978	$ 133,773
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$ 2,539	($1,400)
Interest	$ 686	$ 2,037
Non-cash transactions:
Capital expenditures incurred but not yet paid	$ 435	$ 1,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 31, 2010 and for the three-month periods ended March 31, 2010 and March 28, 2009 are unaudited; in the opinion of Par’s management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2009 was derived from Par’s audited consolidated financial statements included in Par’s 2009 Annual Report on Form 10-K.

Beginning in 2010, our fiscal quarters will end on each calendar quarter end (March 31st, June 30th, and September 30th).  Historically our fiscal quarters ended on the Saturday closest to each calendar quarter.  This fiscal calendar change does not affect the Company’s fiscal year end, which remains December 31st.

Pursuant to accounting requirements of the SEC applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by U.S. GAAP for audited financial statements.  Accordingly, these statements should be read in conjunction with Par’s 2009 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 - Share-Based Compensation:

Par accounts for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, Par recognizes share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also requires that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.

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

As of March 31, 2010, there were approximately 4.5 million shares of common stock available for future stock option grants.  Par issues new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of Par’s common stock on the date of grant.  At March 31, 2010, approximately 0.7 million shares remain available under such plans for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

Stock Options

Par uses the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three
	months ended	months ended
	March 31,	March 28,
	2010	2009
Risk-free interest rate	3.1%	1.8%
Expected life (in years)	6.3	6.3
Expected volatility	45.2%	43.7%
Dividend	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  Par compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees;

the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of Par’s existing options have reached their full 10-year term, and also because a significant portion of such options granted are out-of-the-money and the expected life of out-of-the-money options is uncertain, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by two.  Par will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of Par’s common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because Par's employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three month period ended March 31, 2010 was $13.35 and weighted average per share fair value of options granted in the three month period ended March 28, 2009 was $5.85.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the three-month periods ended March 31, 2010 and March 28, 2009 ($ amounts in thousands):

	For the three months ended
	March 31,	March 28,
	2010	2009
Cost of goods sold	$ 138	$ 125
Research and development	-	-
Selling, general and administrative	1,246	1,126
Total, pre-tax	$ 1,384	$ 1,251
Tax effect of share-based compensation	(526)	(475)
Total, net of tax	$ 858	$ 776

The following is a summary of Par’s stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2009	4,495	$ 26.14
Granted	393	27.66
Exercised	(158)	13.58
Forfeited	(446)	30.79
Balance at March 31, 2010	4,284	$ 26.26	6.2	$ 20,679
Exercisable at March 31, 2010	2,397	$ 33.98	4.2	$ 3,758
Vested and expected to vest at March 31, 2010	4,177	$ 26.51	5.4	$ 19,739

The total fair value of shares vested during the three-month period ended March 31, 2010 was $2.5 million and $2.0 million for the three-month period ended March 28, 2009.  As of March 31, 2010, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $12.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.6 years.  Par granted 0.4 million stock options to five senior executives in November 2008 that will be 100% vested after three years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  Par granted 0.2 million shares of restricted stock to five senior executives in November 2008 that will be 100% vested after three years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of Par’s common stock on the date of grant.

The impact on Par’s results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 31, 2010 and March 28, 2009 was as follows ($ amounts in thousands):

	For the three months ended
	March 31,	March 28,
	2010	2009
Cost of goods sold	$ 173	$ 181
Research and development	-	-
Selling, general and administrative	1,552	1,629
Total, pre-tax	$ 1,725	$ 1,810
Tax effect of stock-based compensation	(656)	(688)
Total, net of tax	$ 1,069	$ 1,122

The following is a summary of Par’s restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	787	$ 17.56
Granted	119	27.71
Vested	(193)	22.10
Forfeited	(10)	16.71
Non-vested balance at March 31, 2010	703	$ 18.05	$17,432

The following is a summary of Par’s restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2009	83	$ 17.83
Granted	24	27.71
Vested and shares issued	(46)	15.72
Forfeited	-	-
Unvested restricted stock unit balance at March 31, 2010	61	$ 23.26	$1,514
Vested awards not issued	138	$ 20.97	$3,413
Total restricted stock unit balance at March 31, 2010	199	$ 21.67	$4,927

As of March 31, 2010, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $11.3 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, Par issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain employees of Par is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on Par’s common stock exceeds a minimum TSR relative to Par’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of approximately 550 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if Par’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of six employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, other than those that vest by operation of the provisions of six employment contracts under specific termination conditions, if any.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate Par, to settle the restricted stock in cash.

        The effect of the market conditions on the restricted stock issued to certain employees of Par is reflected in the fair value on the grant date.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for Par, its peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest rate was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of Par’s stock-based compensation related to its restricted stock grants with market conditions recognized in our financial statements for the three-month periods ended March 31, 2010 and March 28, 2009 ($ amounts in thousands):

	For the three months ended
	March 31,	March 28,
	2010	2009
Cost of goods sold	$ 51	$ 47
Research and development	-	-
Selling, general and administrative	458	426
Total, pre-tax	$ 509	$ 473
Tax effect of stock-based compensation	(193)	(180)
Total, net of tax	$ 316	$ 293

         As of March 31, 2010, $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market condition vesting, is expected to be recognized over a weighted average period of approximately 0.75 years.

The following is a summary of Par’s restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	259	$24.78
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested balance at March 31, 2010	259	$24.78	$6,426

The total grant date fair value of restricted stock grants with market condition vesting granted in January 2008 was $8.9 million.

Cash-settled Restricted Stock Unit Awards

In January 2010, Par granted cash-settled restricted stock unit awards that vest ratably over four years to employees.  The cash-settled restricted stock unit awards are classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  Cash settled restricted stock units entitle employees to receive a cash amount determined by the fair value of Par’s common stock on the vesting date.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Cash-settled restricted stock unit awards are subject to forfeiture if employment terminates prior to vesting.  Share-based compensation expense for cash-settled restricted stock unit awards are recognized ratably over the service period.  Cash-settled restricted stock unit awards do not decrease shares available for future share-based compensation grants.

The impact on Par’s results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month periods ended March 31, 2010 and March 28, 2009 was as follows ($ amounts in thousands):

	For the three months ended
	March 31,	March 28,
	2010	2009
Cost of goods sold	$ 10	$ -
Research and development	-	-
Selling, general and administrative	91	-
Total, pre-tax	$ 101	$ -
Tax effect of stock-based compensation	(38)	-
Total, net of tax	$ 63	$ -

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2009	-	$ -
Granted	73	27.71
Vested	-	-
Forfeited	-	-
Awards outstanding at March 31, 2010	73	$27.71	$1,823

The total grant-date fair value of cash-settled restricted stock unit awards granted in 2010 was approximately $2.0 million.  As of March 31, 2010, the aggregate intrinsic value of the outstanding cash-settled restricted stock unit awards was approximately $1.8 million.  As of March 31, 2010, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $1.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.8 years.

Employee Stock Purchase Program:

Par maintains an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of Par’s common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased three thousand shares during the three-month period ended March 31, 2010 and six thousand shares during the three-month period ended March 28, 2009.

Note 3 - Available for Sale Marketable Debt and Equity Securities:

At March 31, 2010 and December 31, 2009, all of Par’s investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of Par’s marketable debt and equity securities available for sale at March 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$15,000	$5	$ -	$15,005
Debt securities issued by various state and local municipalities and agencies	4,563	50	-	4,613
Other debt securities	28,910	307	(25)	29,192
Available for sale marketable debt securities	48,473	362	(25)	48,810

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$48,848	$462	($25)	$49,285

All available for sale debt securities are classified as current on our condensed consolidated balance sheet as of March 31, 2010.

Par classified its investment in Hana as a non-current asset on its condensed consolidated balance sheet.   As of March 31, 2010 the total amount of unrealized gain which is reflected as part of stockholder’s equity totaled $0.1 million .

The following is a summary of amortized cost and estimated fair value of Par’s investments in debt and marketable equity securities available for sale at December 31, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$41	$ -	$16,341
Debt securities issued by various state and local municipalities and agencies	9,592	71	(2)	9,661
Other debt securities	13,162	361	-	13,523
Available for sale marketable debt securities	39,054	473	(2)	39,525

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$39,429	$573	($2)	$40,000

The following is a summary of the contractual maturities of Par’s available for sale debt securities at March 31, 2010 ($ amounts in thousands):

	March 31, 2010
		Estimated Fair
	Cost	Value
Less than one year	$17,636	$17,828
Due between 1-2 years	25,429	25,592
Due between 2-5 years	5,408	5,390
Total	$48,473	$48,810

Note 4 – Fair Value Measurements:

As described in Note 19 “Recent Accounting Pronouncements,” Par adopted FASB ASC 820-10 Fair Value Measurements and Disclosures with respect to financial assets and liabilities as of January 1, 2008.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The fair value of Par’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at March 31, 2010	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$15,005	$ -	$15,005	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	4,613	-	4,613	-
Other debt securities (Note 3)	29,192	-	29,192	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 3)	475	475	-	-
Total investments in debt and marketable equity securities	$49,285	$475	$48,810	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	March 31,	December 31,
	2010	2009

Gross trade accounts receivable	$ 272,143	$ 269,112
Chargebacks	(14,340)	(16,111)
Rebates and incentive programs	(34,463)	(39,938)
Returns	(40,885)	(39,063)
Cash discounts and other	(15,062)	(19,160)
Allowance for doubtful accounts	(3)	(3)
Accounts receivable, net	$ 167,390	$ 154,837

Allowance for doubtful accounts	For the three months ended
	March 31,	March 28,
	2010	2009
Balance at beginning of period	($3)	($4)
Additions – charge to expense	-	-
Adjustments and/or deductions	-	2
Balance at end of period	($3)	($2)

The following tables summarize the activity for the three months ended March 31, 2010 and the three months ended March 28, 2009,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Three Months Ended March 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($47,385)	($77)	(1)	$ 49,233	($14,340)
Rebates and incentive programs	(39,938)	(33,117)	(1,196)	(3)	39,788	(34,463)
Returns	(39,063)	(4,945)	508		2,615	(40,885)
Cash discounts and other	(19,160)	(15,446)	(658)		20,202	(15,062)
Total	($114,272)	($100,893)	($1,423)		$ 111,838	($104,750)

Accrued liabilities (2)	($24,713)	($11,395)	($845)		$ 4,302	($32,651)

	For the Three Months Ended March 28, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($42,386)	($435)	(1)	$ 54,385	($21,174)
Rebates and incentive programs	(27,110)	(21,862)	157		22,793	(26,022)
Returns	(38,128)	(6,298)	(339)		7,463	(37,302)
Cash discounts and other	(13,273)	(11,329)	-		10,955	(13,647)
Total	($111,249)	($81,875)	($617)		$ 95,596	($98,145)

Accrued liabilities (2)	($21,912)	($6,042)	$ -		$ 2,955	($24,999)

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

(3)

During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1.3 million.

Par sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  Par often negotiates product pricing directly with health care providers that purchase products through Par’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to Par by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 53% of our net product sales were derived from the wholesale distribution channel for the three months ended March 31, 2010 and 50% for the three months ended March 28, 2009.  The information that Par considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  Par’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Major Customers – Gross Accounts Receivable

	March 31,	December 31,
	2010	2009
McKesson Corporation	25%	19%
AmerisourceBergen Corporation	15%	18%
CVS Caremark	13%	15%
Cardinal Health, Inc.	9%	14%
Other customers	38%	34%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$13,302	$14,475
Work-in-process	3,813	3,460
Finished goods	50,161	62,794
	$67,276	$80,729

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $1.7 million for the three months ended March 31, 2010 and $2.5 million for the three months ended March 28, 2009.

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  As of March 31, 2010, Par had approximately $0.9 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$836	$859
Work-in-process	77	85
Finished goods	-	-
	$913	$944

Pre-launch inventories at March 31, 2010 were mainly comprised of in-house developed products.  There were no write-offs of pre-launch inventories for the quarter ended March 31, 2010.  Write-offs of pre-launch inventories, net of partner allocation, were $0.4 million for the quarter ended March 28, 2009.

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	March 31,	December 31,
	2010	2009
Land	$ 1,882	$ 1,882
Buildings	25,713	25,794
Machinery and equipment	48,723	48,543
Office equipment, furniture and fixtures	4,550	4,569
Computer software and hardware	43,698	44,479
Leasehold improvements	12,102	12,102
Construction in progress	3,946	3,670
	140,614	141,039
Accumulated depreciation and amortization	(67,508)	(66,343)
	$ 73,106	$ 74,696

Depreciation and amortization expense related to property, plant and equipment was $3.2 million for the three months ended March 31, 2010 and $2.5 million for the three months ended March 28, 2009.

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	March 31,	December 31,
	2010	2009
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $4,560 and $3,420	$50,161	$51,301
Spectrum Development and Marketing Agreement, net of accumulated amortization of $22,365 and $20,660	2,635	4,340
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $6,263 and $5,866	3,737	4,134
Paddock Licensing Agreement, net of accumulated amortization of $3,500 and $3,250	2,500	2,750
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $8,485 and $8,304	2,348	2,529
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,083 and $1,959	1,601	1,725
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $370 and $152	1,030	1,248
FSC Laboratories Agreement, net of accumulated amortization of $5,521 and $5,420	301	402
Other intangible assets, net of accumulated amortization of $5,539 and $5,405	1,209	843
	$65,522	$69,272

Par recorded amortization expense related to intangible assets of $4.3 million for the three months ended March 31, 2010 and $6.3 million for the three months ended March 28, 2009.  The majority of this amortization expense is included in cost of goods sold.

In January 2010, Par reached a settlement with a third party of two litigations related to the enforcement of its patent rights and acquired intellectual property related to a product that was the subject of the litigations.  Par paid $3.5 million in settlement of the two litigations and $0.5 million to acquire the intellectual property.  The $3.5 million was recorded as expense in 2009 as a change in estimate and the $0.5 million was recorded as an intangible asset in first quarter of 2010 and included in “Other intangible assets” above.

Estimated Amortization Expense for Existing Intangible Assets at March 31, 2010

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after March 31, 2010.

($ amounts in thousands)

Estimated
Amortization
Expense
2010 (remainder)	$9,711
2011	9,714
2012	7,457
2013	5,254
2014	4,605
2015 and thereafter	28,781
$65,522

Par evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of March 31, 2010, Par believes its net intangible assets are recoverable.

Note 9 - Income Taxes:

	Three Months Ended
	March 31,	March 28,
	2010	2009
Effective tax rate	38%	37%

Current deferred income tax assets at March 31, 2010 and December 31, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at March 31, 2010 and December 31, 2009 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

The IRS is currently examining Par’s 2007 and 2008 federal income tax returns.  Periods prior to 2003 are no longer subject to IRS audit.  Par is currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, Par is no longer subject to examination by tax authorities for years prior to 2005.

The Company believes that it is reasonably possible that approximately $5 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  The Company is reviewing recent tax law changes to determine any impact to our financial position as well as the timing and amount of unrecognized tax positions.  Par reflects interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.

Note 10 - Long-Term Debt:

 ($ amounts in thousands)

	March 31,	December 31,
	2010	2009
Senior subordinated convertible notes	$46,689	$46,175
Less current portion	(46,689)	(46,175)
Total Long-Term Debt	$-	$-

On March 31, 2010 and December 31, 2009, Par’s outstanding senior subordinated convertible notes had a face value of $47.7 million and a quoted market value of approximately $47.7 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, Par has agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010.  Par may not redeem the notes prior to their maturity date.  Par reflected the obligations as a current liability, due to the September 30, 2010 maturity date of the notes, on the condensed consolidated balance sheet as of March 31, 2010.

Note 11 - Changes in Stockholders’ Equity:

Changes in Par’s Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the three month period ended March 31, 2010 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Gain/(Loss)
Balance, December 31, 2009	37,662	$ 377	$ 331,667	$ 357
Unrealized loss on available for sale securities, net of tax	-	-	-	(86)
Exercise of stock options	158	2	2,140	-
Tax benefit from exercise of stock options	-	-	328	-
Tax benefit related to vesting of restricted stock	-	-	253	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	77	-
Forfeitures of restricted stock	(10)	(1)	1	-
Issuances of restricted stock	119	1	(1)	-
Compensatory arrangements (1)	-	-	3,618	-
Balance, March 31, 2010	37,929	$ 379	$ 338,083	$ 271

(1)  Share-based compensation expense includes equity-settled awards only.

Comprehensive Income (Loss)	Three Months Ended
($ amounts in thousands)	March 31,	March 28,
	2010	2009

Net income	$ 26,298	$ 16,079
Other comprehensive income:
Unrealized loss on marketable securities, net of tax	(86)	(64)
Less: reclassification adjustment for net losses included in net income, net of tax	-	34
Comprehensive income	$ 26,212	$ 16,049

In September 2007, Par announced that its Board of Directors approved an expansion of its share repurchase program allowing for the repurchase of up to $75.0 million of Par’s common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  Par repurchased 1,643 thousand shares of its common stock for approximately $31.4 million pursuant to the expanded program in 2007.  Par did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2010.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 28,
	2010	2009

Income from continuing operations	$ 26,426	$ 16,255

Provision for income taxes from discontinued operations	128	176
Loss from discontinued operations	(128)	(176)
Net income	$ 26,298	$ 16,079

Basic:
Weighted average number of common shares outstanding	33,929	33,603

Income from continuing operations	$ 0.78	$ 0.48
Loss from discontinued operations	(0.00)	(0.00)
Net income per share of common stock	$ 0.78	$ 0.48

Assuming dilution:
Weighted average number of common shares outstanding	33,929	33,603
Effect of dilutive securities	1,141	169
Weighted average number of common and common equivalent shares outstanding	35,070	33,772

Income from continuing operations	$ 0.75	$ 0.48
Loss from discontinued operations	(0.00)	(0.00)
Net income per share of common stock	$ 0.75	$ 0.48

Outstanding options of 2.1 million as of March 31, 2010 and 4.1 million as of March 28, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Similarly, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of March 31, 2010 and March 28, 2009.  The warrants related to the senior subordinated convertible notes are exercisable for an aggregate of 885 thousand shares of common stock at an exercise price of $105.20 per share and expire in September 2010.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 13 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Unless otherwise indicated in the details provided below, Par cannot predict with certainty the outcome or the effects on Par of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies; however, unless otherwise indicated, Par at this time is not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, the Company may settle or otherwise resolve these matters on terms and conditions management believes are in the best interest of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

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

Par entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, Par is responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by Par.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  Par has an economic interest in the outcome of this litigation by virtue of its licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, Par acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, Par was issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute. On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against the Company in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint naming Par in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint against Par in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint against Par in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, Par filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted Par’s motion to dismiss the FTC’s claims and granted in part and denied in part Par’s motion to dismiss the claims of the private plaintiffs.  On April 5, 2010, the U.S. District Court for the Eastern District of Tennessee ordered the transfer to the U.S. District Court for the Northern District of Georgia of the class action suit filed by Jabo’s Pharmacy against the Company in December 2009.  On April 7, 2010, Supervalu Inc. filed a class action complaint in the U.S. District Court for the Northern District of Georgia naming the Company and alleging antitrust violations.  Par believes it has complied with all applicable laws in connection with the court-approved settlement and intends to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because Par submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by Par’s 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, Par’s bench trial in the U.S. District Court of Delaware concluded and Par filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of Par on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while Par filed its notice of cross appeal on September 14, 2009.  The Federal Circuit Court of Appeals has scheduled an oral hearing for May 7, 2010 for the appeal.  Par intends to vigorously prosecute its appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against Par and its development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because Par and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  Par and MN filed their Answer and Counterclaims on October 10, 2007 and an amendment to it on October 22, 2007.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  Par and MN filed their Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including Par on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On April 14, 2010, the U.S. District Court for the District of New Jersey entered a consent judgment and order agreed to by Par, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, Par and MN will enter the market with generic Eloxatin on August 9, 2012 or earlier depending on certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against Par and its development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because Par submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  Par and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the United States District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against Par in the United States District Court for the District of Delaware alleging infringement of the patents because Par submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  Par filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to Par’s ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  Par filed its proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  On April 14, 2010, the United States District Court for the District of Delaware ruled in favor of Par, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  Par anticipates that plaintiffs will appeal the court’s decision and therefore the Company will consider its options and vigorously defend the anticipated appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against Par in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because Par submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  Par filed an Answer and Counterclaims.  The eight (8) day bench trial commenced on February 22, 2010 and concluded on March 3, 2010, but to date a decision has not been rendered.  Par intends to defend these actions vigorously and pursue its counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  The Court has scheduled a Pre-trial conference for September 25, 2010 and a 5-day bench trial for October 12, 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

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

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which Par has been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Alabama, Hawaii, Kentucky and Massachusetts, with trials commencing on June 14, 2010, August 23, 2010, May 10, 2011 and July 19, 2010 respectively.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

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

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if called upon to do so.

Department of Justice Matter

On March 19, 2009, Par was served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  Par has provided, or is in the process of providing, documents in response to this subpoena to the Department of Justice and will continue to cooperate with the Department of Justice in this inquiry if called upon to do so.

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

Contingency

Par accrued for a loss contingency related to a routine post award contract review of Par’s contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that Par has taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, Par accrues for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Par’s estimate of the probable loss is approximately $5.1 million, including interest, which has been accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on the consolidated balance sheet as of March 31, 2010.  In the event that Par’s loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on Par’s results of operations, liquidity or financial condition when such additional liability is accrued.

Note 14 – Discontinued Operations – Related Party Transaction:

In January 2006, Par announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  Par transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from Par’s Board of Directors.  In 2010 and 2009 we recorded $0.1 million and $0.2 million to discontinued operations for interest on related contingent tax liabilities.  The results of FineTech operations are classified as discontinued for all periods presented because Par has no continuing involvement in FineTech.

Note 15 - Segment Information:

Par operates in two reportable business segments: generic pharmaceuticals and branded pharmaceuticals.  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition.  Par operates its brand pharmaceutical segment under the name Strativa Pharmaceuticals.  Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.  Par operates its generic pharmaceutical segment under the name Par Pharmaceutical.

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

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three Months Ended
	March 31,	March 28,
	2010	2009
Revenues:
Par Pharmaceutical - Generic	$ 272,039	$ 188,081
Strativa	19,893	15,954
Total revenues	$ 291,932	$ 204,035

Gross margin:
Par Pharmaceutical - Generic	$ 68,443	$ 52,031
Strativa	15,067	12,038
Total gross margin	$ 83,510	$ 64,069

Operating income (loss):
Par Pharmaceutical - Generic	$ 46,022	$ 31,378
Strativa	(2,686)	(4,366)
Total operating income (loss)	$ 43,336	$ 27,012
Gain on extinguishment of senior subordinated convertible notes	-	245
Loss on marketable securities and other investments, net	-	(55)
Interest income	328	1,157
Interest expense	(908)	(2,567)
Provision for income taxes	16,330	9,537
Income from continuing operations	$ 26,426	$ 16,255

Par’s chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of Par’s top selling products were as follows ($ amounts in thousands):

	Three Months Ended
Product	March 31,	March 28,
	2010	2009
Par Pharmaceutical - Generic
Metoprolol succinate ER (Toprol-XL®)	$ 183,291	$ 112,214
Clonidine TDS (Catapres TTS®)	18,461	-
Sumatriptan succinate injection (Imitrex®)	17,284	16,020
Meclizine Hydrochloride (Antivert®)	10,154	9,820
Tramadol ER (Ultracet ER®)	5,286	-
Dronabinol (Marinol®)	4,091	7,001
Cabergoline (Dostinex®)	3,995	3,775
Cholestyramine Powder (Questran®)	3,293	1,374
Methimazole (Tapazole®)	2,839	2,375
Hydralazine Hydrochloride (Apresazide®)	2,532	2,622
Megestrol oral suspension (Megace®)	1,794	2,883
Propranolol HCl ER (Inderal LA®)	1,125	4,001
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	936	3,144
Fluticasone (Flonase®)	65	4,157
Other (1)	15,739	17,383
Other product related revenues (2)	1,154	1,312
Total Par Pharmaceutical - Generic Revenues	$ 272,039	$ 188,081

Strativa
Megace® ES	$ 13,798	$ 13,454
Nascobal® Nasal Spray	3,595	-
Other product related revenues (2)	2,500	2,500
Total Strativa Revenues	$ 19,893	$ 15,954

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month periods ended March 31, 2010 or March 28, 2009.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as Nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, and Nitrofurantoin, the generic version of Macrobid®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay.  On January 30, 2009, the FTC filed a lawsuit against the Company in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from Par’s court-approved settlement in the patent litigation with Unimed and Besins (see “Legal Proceedings” in Note 13, “Commitments, Contingencies and Other Matters”).

During the three-month period ended March 31, 2010, Par recognized a gain on the sale of product rights of $5.8 million, and during the three month period ended March 28, 2009, of $1.1 million, related to the sale of multiple ANDAs.

Note 16 - Research and Development Agreements:

In July 2007, Par entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, Par paid BioAlliance an initial payment of $15.0 million.  On April 16, 2010, the product received FDA approval, triggering an additional $20 million approval milestone in April 2010 pursuant to the terms of the licensing agreement.  Strativa plans to begin to commercialize the product under the brand name OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

In June 2008, Par entered into an exclusive licensing agreement with MonoSol Rx under which Par acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz™).  To date, Par made payments of $3.5 million (charged to research and development expense) to MonoSol.  On December 9, 2009, Par and MonoSol executed an amendment to the agreement which modified the terms of future milestone payments.  MonoSol will earn a total of $6.0 million upon FDA approval and the subsequent product launch.  In exchange Par will receive a reduction in future payments thus improving gross margins on future sales of Zuplenz™, if approved.  Par may also pay up to $2.0 million of certain clinical costs that exceed $1.0 million.  If the product receives FDA approval, Par will commercialize the product in the United States and pay MonoSol royalties on net sales (as defined in the agreement) of the product, and MonoSol will be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.  Subject to FDA approval, MonoSol will supply commercial quantities of the product to Par.

On December 9, 2009, concurrently with the amendment of the Zuplenz™ agreement, Par entered into an exclusive licensing agreement with MonoSol under which it acquired the commercialization rights in the United States and its territories to MonoSol’s oral soluble film formulation to three new potential products.  Par made a one time payment of $6.5 million, which was charged to research and development expense.  Par may make subsequent payments of up to $26 million, at Par’s sole discretion, depending upon (and subject to) MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol will supply commercial quantities of any products developed under this agreement to Par and Par will commercialize any products developed under this agreement in the United States and pay MonoSol royalties on net sales.

Note 17 – Restructuring Costs:

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

The following table summarizes the activity in the first three months of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of March 31, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at March 31, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$334	-	-	$852
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$334	$ -	$ -	$852

Par expects the remaining liability will result in cash expenditures in 2010 and 2011.

Note 18 – Acquisitions:

During the three months ended June 27, 2009, the Company acquired Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  The Company’s allocation of the purchase price, including the value of identifiable intangibles with a finite life was in part supported by third party appraisals.  The operating results of the acquired businesses have been included in the consolidated financial results of the Company from March 31, 2009, the date of acquisitions.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, the Company acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray, described below.  The assets acquired are used primarily in the production of Nascobal® Nasal Spray.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  The purchase was funded from the Company’s cash on hand.  From the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to total revenues and operating income of the Company.

Nascobal®

On March 31, 2009, the Company acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC, for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  The Company funded the purchase from cash on hand.  The Company has determined that the acquired intangible assets will be tax deductible.

Note 19 – Recent Accounting Pronouncements:

The Company adopted the provisions of FASB ASC 855-10 Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  FASB ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  FASB ASC 855-10 was effective for interim and annual periods after June 15, 2009.  We adopted FASB ASC 855-10 during the quarter ended June 27, 2009.  The Company has evaluated the period after the balance sheet date and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed in Note 20.

The Company adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.  FASB ASC 805-20 provides that a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.  This section of the FASB ASC was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.

The Company adopted the provisions of FASB ASC 805 Business Combinations.  FASB ASC 805 significantly changed the accounting for business combinations.  Under FASB ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 did change the accounting treatment for certain specific items, including; acquisition costs which are generally expensed as incurred, minority interests which are valued at fair value at the acquisition date, acquired contingent liabilities which are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development which are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination which are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally which affect income tax expense.  FASB ASC 805 also includes a substantial number of new disclosure requirements.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption was prohibited. Our acquisitions of the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.

Note 20 – Subsequent Events:

Watson Pharmaceuticals announced on April 15, 2010 that the FDA had approved two of its ANDAs for metoprolol succinate ER.  Par will no longer be the sole distributor for the 100mg and 200mg SKUs (packaging sizes).  Par anticipates that its sales volume and unit price for metoprolol will be adversely impacted.

On April 16, 2010, Strativa announced that the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Par paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa plans to begin to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

On May 3, 2010, Par Pharmaceutical – Generic announced that it entered into a licensing agreement with Glenmark Generics Limited and Glenmark Generics, Inc. USA to market ezetimibe 10 mg tablets, the generic version of Merck & Co. Inc.’s Zetia®, in the U.S.  Glenmark believes it is the first to file an ANDA containing a paragraph IV certification for the product, which would potentially provide 180 days of marketing exclusivity.  On April 24, 2009, Glenmark was granted tentative approval for its product by the FDA.  Under the terms of the licensing and supply agreement, Par made a substantial payment to Glenmark for exclusive rights to market, sell and distribute the product in the U.S.  The companies will share profits from any future sales of the product.  Glenmark will supply the product subject to FDA approval.  Glenmark is currently involved in patent litigation concerning the product.  Par will share control and costs with Glenmark for ongoing litigation.  Trial in the aforementioned litigation is scheduled to commence in May 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2009, in Item 1A of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with Par’s Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Par Pharmaceutical Companies, Inc. operates primarily in the United States as two business segments, Par Pharmaceutical – Generic Products Division for the development, manufacture and distribution of generic pharmaceuticals and Strativa Pharmaceuticals, a proprietary products division.  The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized our generic products division as part of an ongoing strategic assessment of our businesses.  This initiative was intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file and first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  Our internal research and development now targets high-value, first-to-file Paragraph IV or first–to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partner with technology based companies that can deliver similar product opportunities.  As of March 31, 2010, we had 12 confirmed first-to-files and two potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements because under such agreements we pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

To continue the development of our proprietary products division, Strativa Pharmaceuticals, we acquired the worldwide rights to Nascobal® Nasal Spray on March 31, 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  On April 16, 2010, Strativa announced that the FDA approved OravigTM, an antifungal therapy to be used for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Strativa expects to launch OravigTM, in the third quarter of 2010.  In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA had been unable to perform an inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM, which is an oral soluble film formulation of ondansetron to be used for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and post-operative nausea and vomiting.   No issues related to the study data or film product were identified.  The FDA restriction on foreign travel in India has now been lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM was completed in April 2010.  Strativa responded to the FDA Complete Response Letter and is awaiting feedback from the FDA.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our significant products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets for pharmaceutical products through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of abbreviated new drug applications (“ANDAs”) and New Drug Applications (“NDAs”) and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the acceleration of market acceptance of our recently introduced branded product (Nascobal®) and the successful development and commercialization of our in-licensed proprietary product pipeline.

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

Healthcare Reform Impacts

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act, which includes a number of changes to the PPACA.  These laws are hereafter referred to as healthcare reform.

A number of provisions of healthcare reform will have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that are currently expected to impact our 2010 net revenues, gross margin and net income include, but are not limited to the following (all items are effective January 1, 2010 unless otherwise noted):

•

Increase in the Medicaid rebate rate.  The base rebate rate on sales of branded drugs (Strativa), authorized generics (Par), and single source generics (Par) into the Medicaid channel has been retroactively increased from 15.1% of AMP (average manufacturer price) to 23.1% of AMP.  The base rebate on sales of multisource generic products (Par) into the Medicaid channel have been retroactively increased from 11% of AMP to 13% of AMP.  The base rebate is one component of the calculation for branded drugs, authorized generics and single source generics, and may or may not result in an increase in rebates for a particular product.

•

Effective March 23, 2010, there is an extension of Medicaid rebates to drugs consumed by patients enrolled in Medicaid Managed Care Organizations (MMCOs).  Prior to healthcare reform, MMCOs were not entitled to Medicaid rebates, as the drug benefit was independently managed by the commercial managed care entity.  Given our current product portfolio, which is weighted more toward generic products, our previous exposure to commercial rebates for patients enrolled in MMCOs was low.

•

Increased Medicaid rebates for products defined as a line extension through application of an inflation penalty back to the original formulation price.

•

Expansion of the number of entities qualifying for Public Health System status and therefore eligible to receive Medicaid rebates.

We have estimated the impact of the above healthcare reform provisions and recorded incremental accounts receivable reserves at March 31, 2010.  For the three months ended March 31, 2010, the impact of healthcare reform approximated a decrease of $1.4 million of net revenues and $0.9 million of gross margin.  The full year 2010 impact of these provisions is currently estimated to be a decrease of between $9 million to $12 million of net revenues and $6 million to $8 million of gross margin.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

In addition, the following provisions will go into effect in the fourth quarter of 2010:

•

Revisions to the AMP calculation.

•

Change in the Federal Upper Limit as it relates to the pharmacy reimbursement of multisource drugs.

•

Publication of monthly weighted average AMP by therapeutic class and retail price surveys.

We have not yet quantified the potential impact of these changes to our net revenues, gross margin and net income.

In 2011, the following provisions will go into effect:

•

An annual, non tax deductible, pharmaceutical fee to be assessed by the Secretary of the Treasury on any manufacturer or importer with gross receipts from the sale of branded prescription, authorized generic, and single source generic drugs to the following government programs and entities: Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs, Department of Defense, and Tricare.  The total pharmaceutical fee, which is set at $2.5 billion for 2011, will be allocated across the pharmaceutical industry based upon relative market share into these programs.  The total fee increases each year thereafter, reaching $4.1 billion in 2018.

The market share calculation utilized to allocate the fee is to be calculated utilizing the prior year’s sales.  For example, the initial 2011 fee will be allocated utilizing 2010 market share figures.  To date, there has been no guidance from the Secretary of the Treasury as to the specifics of the data that will be utilized for the allocation calculation – i.e., whether the market share will be developed on a unit basis or a dollarized basis.  In addition, data regarding the total population of sales into the specified government programs is not available to us at the time of this filing.  As such, it is difficult at this time to produce reliable estimates of the potential impact of the pharmaceutical fee on 2011 net income.  We do anticipate, however, that the year to year impact of this provision of healthcare reform could be highly variable depending on:

o

the volume of sales of authorized generics by Par Pharmaceutical - Generic, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities, and

o

the volume of sales of branded products by Strativa Pharmaceuticals, particularly as we continue to seek to accelerate the growth of our branded business.

•

A new 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded, authorized generic and single source generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).  We have not yet quantified the potential impact of this provision.

Any potential impact of healthcare reform on the future demand for our products is not determinable at this time.  Any potential future impact on demand could differ between our Par and Strativa divisions, as well as between individual products within each division.

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

In the three month period ending March 31, 2010, our generic business net revenues and gross margin were concentrated in a few products.  The top five generic products (metoprolol succinate ER (metoprolol), the clonidine transdermal system (clonidine TDS), sumatriptan, meclizine, and tramadol ER) accounted for approximately 80% of total consolidated revenues and approximately 60% of total consolidated gross margins in the three month period ending March 31, 2010.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced on August 3, 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we were no longer the sole distributor for those two SKUs (25mg and 50mg).  On April 15, 2010, Watson Pharmaceuticals also announced that the FDA had approved its two other ANDAs for metoprolol.  Par will no longer be the sole distributor for the 100mg and 200mg SKUs.  Our sales volume and unit price for metoprolol were adversely impacted for the 25mg and 50mg SKUs subsequent to Watson’s entry into the market.  We anticipate that our sales and related gross margins for the 100mg and 200mg SKUs will be similarly negatively impacted due to Watson’s receipt of FDA approval for those two ANDAs.  Additional competition from competitors on any or all of the four SKUs in 2010 will result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  As the authorized generic distributor for metoprolol we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could have a negative effect on our revenues and gross margins.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS ® .  The product is manufactured by Aveva.  We and Aveva share profits from the sales of the product.  From launch to March 31, 2010, we were the sole generic distributor of this product, and as of the date of this Form 10-Q, we believe we remain the sole generic distributor of this product.  As the distributor of clonidine TDS we do not control the manufacturing of the product, and any disruption in supply at our partner could have a negative effect on our revenues and gross margins.  Our fourth quarter 2009 and first quarter 2010 sales of clonidine TDS were constrained because we unexpectedly held an exclusive position with clonidine TDS at the time of the third quarter 2009 launch date and, therefore, did not have the launch quantities to meet the unanticipated demand as the sole generic distributor.  This product has a long manufacturing lead time and our partner, Aveva, is working diligently to increase production in proportion to the demand for clonidine TDS.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to March 31, 2010, we remained the sole generic distributor of three SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was $2.6 million at March 31, 2010 and will be amortized over approximately two years.

We marketed meclizine prior to an explosion at the manufacturing facility of our active pharmaceutical ingredient (“API”) supplier in February 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  From the beginning of 2009 to March 31, 2010, we believe we were the exclusive supplier of this generic product.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling.  Tramadol ER is used to relieve pain, including pain after surgery and for chronic ongoing pain.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In addition, our investments in generic product development are expected to yield approximately 5 to 7 new ANDA filings during each of 2010, 2011 and 2012.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may not occur or may be delayed due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  Inclusive of our licensing agreement with Glenmark to market ezetimibe 10 mg tablets announced on May 3, 2010, we or our strategic partners currently have approximately 26 ANDAs pending with the FDA, which includes 13 first-to-file and 2 first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Strativa Pharmaceuticals - Proprietary Products Division

For Strativa, we will continue to invest in the marketing and sales of our current products and prepare for the anticipated commercialization of our in-licensed products.  In addition, we will continue to seek new licenses and acquisitions to accelerate the growth of our branded business.

In July 2005, we received FDA approval for our first NDA, filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that the company has licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $3.7 million at March 31, 2010 and will be amortized over approximately 3 years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® Nasal Spray, Strativa will focus on marketing both Megace® ES and Nascobal®.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  A lawsuit was filed in 2009 by the Federal Trade Commission alleging violations of antitrust laws stemming from our court approved settlement of patent litigation with Solvay Pharmaceuticals and its subsidiary Unimed Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  For more information regarding the lawsuit, refer to Note 13 to the Consolidated Financial Statements.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Strativa will market this product under the trade name of OravigTM in the U.S.  On April 16, 2010, Strativa announced that the FDA approved OravigTM.  We paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa plans to begin to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

  In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (ZuplenzTM), which is being developed for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period.  In the first quarter of 2009, Phase III studies were completed by MonoSol, and an NDA was submitted for ZuplenzTM and is under review.  In February 2010, we announced that due to a FDA restriction on foreign travel to India, the FDA had been unable to perform a recent inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM.  No issues related to the study data or film product were identified.  The FDA restriction on foreign travel in India has been lifted and the inspection of the clinical and analytical sites for the bioequivalence study related to ZuplenzTM was completed in April 2010.  Strativa responded to the FDA Complete Response Letter and is awaiting feedback from the FDA. If ZuplenzTM receives FDA approval and is launched as expected, we will pay MonoSol additional milestone payments totaling $6 million.  The product would be manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  We manufacture Nascobal® Nasal Spray with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $50.2 million at March 31, 2010 and will be amortized over approximately 11 years.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market.  Litigation concerning patents and proprietary rights is often protracted and expensive.  Pharmaceutical companies with patented brand products increasingly are suing companies that produce generic forms of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires.  When an ANDA is filed with the FDA for approval of a generic drug, the filing person may certify either that the patent listed with the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filing person for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Proprietary Products segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three Months Ended
($ amounts in thousands)	March 31,	March 28,
Product	2010	2009	$ Change
Par Pharmaceutical - Generic
Metoprolol succinate ER (Toprol-XL®)	$ 183,291	$ 112,214	$ 71,077
Clonidine TDS (Catapres TTS®)	18,461	-	18,461
Sumatriptan succinate injection (Imitrex®)	17,284	16,020	1,264
Meclizine Hydrochloride (Antivert®)	10,154	9,820	334
Tramadol ER (Ultracet ER®)	5,286	-	5,286
Dronabinol (Marinol®)	4,091	7,001	(2,910)
Cabergoline (Dostinex®)	3,995	3,775	220
Cholestyramine Powder (Questran®)	3,293	1,374	1,919
Methimazole (Tapazole®)	2,839	2,375	464
Hydralazine Hydrochloride (Apresazide®)	2,532	2,622	(90)
Megestrol oral suspension (Megace®)	1,794	2,883	(1,089)
Propranolol HCl ER (Inderal LA®)	1,125	4,001	(2,876)
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	936	3,144	(2,208)
Fluticasone (Flonase®)	65	4,157	(4,092)
Other product related revenues	15,739	17,383	(1,644)
Other	1,154	1,312	(158)
Total Par Pharmaceutical - Generic Revenues	$ 272,039	$ 188,081	$ 83,958

Strativa
Megace® ES	$ 13,798	$ 13,454	$ 344
Nascobal® Nasal Spray	3,595	-	3,595
Other product related revenues	2,500	2,500	-
Total Strativa Revenues	$ 19,893	$ 15,954	$ 3,939

	Three Months Ended
					Percentage of Total Revenues
	March 31,	March 28,			March 31,	March 28,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical - Generic	$272,039	$188,081	$83,958	44.6%	93.2%	92.2%
Strativa	19,893	15,954	3,939	24.7%	6.8%	7.8%
Total revenues	$291,932	$204,035	$87,897	43.1%	100.0%	100.0%

The increase in generic segment revenues in the first quarter of 2010 was primarily due to;

•

the continued exclusivity on two SKUs (packaging sizes of 100mg and 200mg) of metoprolol succinate ER and having only one competitor for the sales of two other SKUs (25mg and 50mg) of metoprolol succinate ER.  The dollar amount increase of metoprolol revenues for the first quarter of 2010 can be attributed to volume of units sold (approximately 13% of total dollar increase) with the remainder of the dollar amount increase due to price.  However, Watson received FDA approval for the 100mg and 200mg packaging sizes in April 2010, and we therefore expect metoprolol revenues to significantly decline in the future.

•

We launched clonidine in August 2009 as the sole generic distributor, and we remain the exclusive supplier to this market on all strengths.

•

We remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.

•

We also continue to be the sole provider of generic meclizine HCl tablets in 12.5mg and 25mg strengths.

•

Supply issues that constrained cholestyramine powder revenues in the first quarter of 2009 were alleviated by the first quarter of 2010.

•

Other notable launches in 2009 were tramadol ER (generic Ultram ER®), which launched in the fourth quarter of 2009 with the authorized generic (Patriot) as the only competitor.  Nateglinide and risperidone ODT, both also launched in the second quarter of 2009.  Nateglinide and risperidone ODT are included in “Other product related revenues” above.

•

Revenues were negatively impacted by a decrease of net sales of dronabinol, mainly due to pricing pressures.  Our only competitor in the dronabinol market continues to be Watson as the authorized generic.

•

Also offsetting the increases of net sales were lower generic revenues of certain existing products primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including fluticasone, various amoxicillin products, ibuprofen, amiloride, propranolol HCl ER caps and ranitidine syrup.  These products are included in “Other product related revenues” above.

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 78% of our total product revenues for the three month period ended March 31, 2010 and approximately 72% of our total product revenues for the three month period ended March 28, 2009.  The increase in the percentage is driven by the increased revenues of metoprolol and sumatriptan coupled with the 2009 launch of clonidine.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in the first quarter of 2010 was primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009 by Strativa.  The net sales increase of Megace® ES in the first quarter of 2010 is primarily attributed to increased volume offset by a decrease in average net selling price.

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

We have the experience and the access to relevant information that we believe necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as wholesale customer inventory data and market data, or other sources.  The estimates that are most critical to the establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are estimates related to expected contract sales volumes, average contract pricing, customer inventories and return levels.  We regularly review the information related to these estimates and adjust our reserves accordingly if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of account receivable reserves and allowances generally are eliminated during a two-month to four-month period, on average.

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

Our gross revenues for the three month periods ended March 31, 2010 and March 28, 2009 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Three Months Ended
($ thousands)	March 31, 2010	Percentage of Gross Revenues	March 28, 2009	Percentage of Gross Revenues
Gross revenues	$ 406,488		$ 292,569

Chargebacks	(47,462)	11.7%	(42,821)	14.6%
Rebates and incentive programs	(34,313)	8.4%	(21,705)	7.4%
Returns	(4,437)	1.1%	(6,637)	2.3%
Cash discounts and other	(16,104)	4.0%	(11,329)	3.9%
Medicaid rebates and rebates due under other US Government pricing programs	(12,240)	3.0%	(6,042)	2.1%
Total deductions	(114,556)	28.2%	(88,534)	30.3%

Total revenues	$ 291,932	71.8%	$ 204,035	69.7%

The total gross-to-net adjustments as a percentage of sales decreased for the three months ended March 31, 2010 compared to the three months ended March 28, 2009 primarily due to a reduction in chargebacks and returns partially offset by an increase in rebates and incentive programs and Medicaid rebates and rebates due under other U.S. Government pricing programs.

•

Chargebacks: the decrease in the rate was primarily driven by a significant increase in sales of products that carry lower than average chargeback rates such as metoprolol and new products launched subsequent to the first quarter of 2009 such as clonidine, nateglinide, tramadol ER and Nascobal Nasal Spray.

•

Rebates and incentive programs:  increase in rate primarily driven by product and customer mix as a result of the higher sales of exclusive products.

•

Returns:  the decrease in the rate was driven by an improvement in our historical return rate coupled with increased sales volume of products with lower than average return rates.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to higher Tricare rebates that were effective January 1, 2010 as a result of the metoprolol price increases in early 2009.  This was coupled with the impact of the March 2010 health care reform acts which led to higher Medicaid rebates rates and additional patients eligible for managed Medicaid benefits.

The following tables summarize the activity for the three months ended March 31, 2010 and March 28, 2009 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	For the Three Months Ended March 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($47,385)	($77)	(1)	$49,233	($14,340)
Rebates and incentive programs	(39,938)	(33,117)	(1,196)	(3)	39,788	(34,463)
Returns	(39,063)	(4,945)	508		2,615	(40,885)
Cash discounts and other	(19,160)	(15,446)	(658)		20,202	(15,062)
Total	($114,272)	($100,893)	($1,423)		$111,838	($104,750)

Accrued liabilities (2)	($24,713)	($11,395)	($845)		$4,302	($32,651)

	For the Three Months Ended March 28, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($42,386)	($435)	(1)	$54,385	($21,174)
Rebates and incentive programs	(27,110)	(21,862)	157		22,793	(26,022)
Returns	(38,128)	(6,298)	(339)		7,463	(37,302)
Cash discounts and other	(13,273)	(11,329)	-		10,955	(13,647)
Total	($111,249)	($81,875)	($617)		$95,596	($98,145)

Accrued liabilities (2)	($21,912)	($6,042)	$ -		$2,955	($24,999)

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

(3)

During the first quarter of 2010, we settled a dispute with a major customer and as a result we recorded an additional reserve of $1.3 million.

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

Gross Margin

	Three Months Ended
				Percentage of Total Revenues
	March 31,	March 28,		March 31,	March 28,
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical - Generic	$68,443	$52,031	$16,412	25.2%	27.7%
Strativa	15,067	12,038	3,029	75.7%	75.5%
Total gross margin	$83,510	$64,069	$19,441	28.6%	31.4%

The increase in generic gross margin dollars for the three months ended March 31, 2010 is primarily due to higher sales of metoprolol coupled with the launches of clonidine and tramadol ER and improving margin related to Par continuing to be the sole distributor of three SKUs of sumatriptan with one competitor for a fourth SKU.  These four products, along with meclizine, totaled approximately $49 million gross margin dollars and a margin percentage of approximately 21% for the first quarter of 2010.  For the first quarter of 2009, these top net revenue products (excluding clonidine and tramadol ER both of which launched after the first quarter of 2009) totaled approximately $27 million gross margin dollars with a margin percentage of approximately 19%.

Gross margin dollars related to all other generic revenues totaled approximately $19 million with a margin percentage of approximately 51% for the first quarter of 2010.  For the first quarter of 2009, gross margin dollars for all other generic revenues totaled approximately $25 million with a margin percentage of approximately 51%.  Gross margin dollars for this group of products were negatively impacted by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including fluticasone, various amoxicillin products, ibuprofen, amiloride, propranolol HCl ER caps and ranitidine syrup.

Strativa gross margin dollars increased for the three months ended March 31, 2010, primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.  Megace® ES gross margin dollars benefited from increased volume of units sold.

Operating Expenses

Research and Development

	Three Months Ended
					Percentage of Total Revenues
	March 31,	March 28,			March 31,	March 28,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical - Generic	$4,086	$5,890	($1,804)	(30.6%)	1.5%	3.1%
Strativa	566	1,282	(716)	(55.9%)	2.8%	8.0%
Total research and development	$4,652	$7,172	($2,520)	(35.1%)	1.6%	3.5%

Par Pharmaceutical – Generic Products Division:

The decrease in Par Pharmaceutical research and development is driven by lower outside development costs, down $0.8 million, lower materials, down $0.6 million and lower biostudy costs, down $0.5 million.

Strativa Pharmaceuticals – Proprietary Products Division:

The decrease in Strativa research and development principally reflects the non-recurrence of a $1.0 million milestone payment to MonoSol in January 2009 that was triggered by the successful completion of bioequivalence reports for ZuplenzTM (the oral soluble film formulation of ondansetron which is used for the prevention of nausea and vomiting associated with chemotherapy, radiotherapy, and the post-operative period).  To date, Strativa has paid MonoSol a total of $3.5 million for the completion of certain milestones; the next milestone payment is payable upon FDA approval of the NDA.

Selling, General and Administrative Expenses

	Three Months Ended
					Percentage of Total Revenues
	March 31,	March 28,			March 31,	March 28,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical - Generic	$19,048	$17,837	$1,211	6.8%	7.0%	9.5%
Strativa	22,187	15,123	7,064	46.7%	111.5%	94.8%
Total selling, general and administrative	$41,235	$32,960	$8,275	25.1%	14.1%	16.2%

The net increase in SG&A expenditures principally reflects:

•

an increase of $6.4 million related to our on-going expenditures in support of Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the second quarter of 2009 relaunch of Nascobal® Nasal Spray, as well as pre-commercialization costs for pipeline products, principally ZuplenzTM and OravigTM; and,

•

higher legal fees of approximately $1.2 million.

Settlements and Loss Contingencies, net

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Settlements and loss contingencies, net	$62	($3,376)

Settlements and loss contingencies, net for the three months ended March 28, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.

Restructuring Costs

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Restructuring costs	$ -	$1,401

During the first three months of 2009, we incurred additional costs in conjunction with the on-going execution of a restructuring plan announced in October of 2008.  Par expects the remaining liability will result in cash expenditures in 2010 and 2011.

The following table summarizes the activity in the first three months of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of March 31, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at March 31, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$334	-	-	$852
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$334	$ -	$ -	$852

Gain on Sale of Product Rights and other

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Gain on sale of product rights and other	$5,775	$1,100

In the first quarter of 2010, Optimer Pharmaceuticals announced positive results from the second of two pivotal Phase 3 trials evaluating the safety and efficacy of fidaxomicin in patients with clostridium difficile infection (CDI), triggering a one-time $5 million milestone payment due to us under a termination agreement entered into by the parties in 2007.  The cash payment is expected to be received in the second quarter of 2010.   Under the terms of the 2007 agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

In addition, we recognized a gain on the sale of product rights of $0.8 million during the three-month period ended March 31, 2010 and $1.1 million during the three-month period ended March 28, 2009, related to the sale of multiple ANDAs.

Operating Income (Loss)

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical - Generic	$ 46,022	$ 31,378	$ 14,644
Strativa	(2,686)	(4,366)	1,680
Total operating income (loss)	$ 43,336	$ 27,012	$ 16,324

Our increased operating income in the first quarter of 2010 was mainly due to the increase in gross margins for the generic segment coupled with $5 million of one-time income relating to a milestone due from Optimer Pharmaceuticals and the decrease in research and development expenditures.  These favorable factors were somewhat tempered by increased sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® Nasal Spray.

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Gain on extinguishment of senior subordinated convertible notes	$ -	$245

Throughout 2009, we repurchased a portion of our senior subordinated convertible notes, which bear interest at an annual rate of 2.875%, in advance of their September 30, 2010 maturity date.  During the first quarter of 2009, we repurchased notes in the aggregate principal amount of $2.5 million for approximately $2.3 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.02 million of deferred financing costs.  We recorded a gain of approximately $0.25 million, in the first quarter of 2009 related to this debt extinguishment.  As of March 31, 2010, an aggregate principal amount of the notes that remain outstanding was $47.7 million.

Interest Income

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Interest income	$328	$1,157

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds, coupled with a lower average portfolio balance principally due to significant one-time cash outflows during 2009 including the cash settlement of litigation with Pentech, the purchase price related to our acquisition of Nascobal® and certain assets from MDRNA, and the repurchase throughout the year of senior subordinated convertible notes.

Interest Expense

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Interest expense	($908)	($2,567)

Interest expense principally includes interest on our senior subordinated convertible notes due September 30, 2010 and is lower in 2010 primarily due to our repurchase of notes in the aggregate principal amount of $152.3 million made throughout 2009 and during the fourth quarter of 2008.   Excluding any new potential borrowings or new potential credit facilities, 2010 interest expense will be approximately $2.7 million.

Income Taxes

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009
Provision for income taxes	$16,330	$9,537
Effective tax rate	38%	37%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financials Statements - Note 9 – “Income Taxes”).

Discontinued Operations

	Three Months Ended
	March 31,	March 28,
($ in thousands)	2010	2009

Provision for income taxes	$128	$176
Loss from discontinued operations	($128)	($176)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  In 2010 and 2009 we recorded $0.1 million and $0.2 million to discontinued operations for interest on related contingent tax liabilities. The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.

FINANCIAL CONDITION

Liquidity and Capital Resources

Three Months Ended
March 31,
($ in thousands)	2010
Cash and cash equivalents at beginning of period	$121,668
Net cash provided by operating activities	37,334
Net cash used in investing activities	(11,826)
Net cash provided by financing activities	802
Net increase in cash and cash equivalents	$26,310
Cash and cash equivalents at end of period	$147,978

Cash provided by operations for the three months ended March 31, 2010, reflects increased gross margin dollars generated from revenues coupled with inventory draw downs and utilization of income tax receivables.  Cash flows used by investing activities were primarily driven by the net investment in available for sale debt securities.  Cash provided by financing activities in the three month period ended March 31, 2010 mainly represented the proceeds from stock option exercises partially offset by the payment of withholding taxes related to the vesting of restricted shares and restricted share units.

Our working capital, current assets minus current liabilities, of $302 million at March 31, 2010 increased approximately $39 million from $263 million at December 31, 2009, which primarily reflects the cash generated by operations coupled with the receipt of certain tax refunds.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.70x at March 31, 2010 compared to 2.44x at December 31, 2009.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In the first quarter of 2010, we collected approximately $291 million with respect to net product sales as compared to approximately $161 million in the first quarter of 2009.  The increase can be attributed to our improved sales performance in the first quarter of 2010 as compared to the prior year comparable period, which, as discussed above, was driven primarily by metoprolol sales, the revenue from which increased dramatically in 2010 due to the limited availability of adequate supply to meet the demand of the market in 2009.   Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our generic product pipeline included 12 first-to-file and two first-to-market opportunities (a total of 25 ANDAs pending with the FDA) and our Strativa pipeline had 2 brand drugs in development as of March 31, 2010.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

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

•

Cash paid for inventory purchases was approximately $29 million for the first quarter of 2010 as compared to approximately $37 million for prior year quarter.  The decrease is mainly due to metoprolol inventory buying patterns.  More metoprolol inventory purchases were made in the first quarter of 2009 as compared to the first quarter of 2010 when we were increasing supply to meet demand as competitors left the market.  Inventory turns slowed in the first quarter 2010 compared to first quarter 2009 mainly due to metoprolol inventory levels being higher as AstraZeneca (our supplier) increased production, mainly in the second half of 2009, to meet our forecasted demand.  Metoprolol inventory dollars were five times higher at March 31, 2010 as compared to March 29, 2009.  However, metoprolol inventory dollars at March 31, 2010 were lower compared to December 31, 2009.  We plan to continue to draw down metoprolol inventory levels throughout 2010 to align with our forecasted demand.  We believe the value of the metoprolol inventory at March 31, 2010 is recoverable based on our forecasted demand coupled with metoprolol’s 4 year product life prior to expiration.

•

Cash paid to all other suppliers and third parties was approximately $203 million for the first quarter of 2010 as compared to approximately $103 million for the prior year quarter.  The increase is mainly due to our 2010 sales performance improvement of distributed products that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees was approximately $30 million for the first quarter of 2010 as compared to approximately $20 million for the prior year quarter.  The increase for this period was mainly due to the bonus payments in the first quarter 2010 related to our 2009 operating performance as compared to the absence of bonus payments in the prior year period due to our 2008 operating performance.

•

The payment of our outstanding senior subordinated convertible notes that mature in September 2010 ($47.7 million principal amount outstanding at March 31, 2010).

•

Cash paid to BioAlliance of $20 million in the second quarter of 2010 as a result of the FDA approval of OravigTM an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $5.1 million, including interest, as of March 31, 2010 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2010 capital expenditures are expected to total approximately $12 million.

•

Expenditures related to current business development and product acquisition activities.  As of March 31, 2010, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $70 million, inclusive of the $20 million paid to BioAlliance in the second quarter of 2010 as a result of the FDA approval of OravigTM.  This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $49 million as of March 31, 2010 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $49 million during the first two months of the second quarter of 2010.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

In September 2007, we announced that its Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2010.  The repurchase program has no expiration date.

In addition to our cash and cash equivalents, we had approximately $49 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of March 31, 2010.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of March 31, 2010

The dollar values of our material contractual obligations and commercial commitments as of March 31, 2010 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2010	2011 to	2013 to	2015 and
	Obligations		2012	2014	thereafter	Other
Operating leases	$18,293	$3,797	$7,963	$4,607	$1,926	$ -
Convertible notes (1)	47,746	47,746	-	-	-	-
Interest payments	686	686	-	-	-	-
Purchase obligations (2)	89,853	89,853	-	-	-	-
Long-term tax liability (3)	44,782	-	-	-	-	44,782
Severance payments	1,773	1,540	233	-	-	-
Other	5,035	4,635	400	-	-	-
Total obligations	$208,168	$148,257	$8,596	$4,607	$1,926	$44,782

(1)

Our senior subordinated convertible notes mature on September 30, 2010.

(2)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $15 million of the total purchase obligations at March 31, 2010 related to metoprolol.

(3)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2010, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  We believe that it is reasonably possible that approximately $5 million of our existing unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

At March 31, 2010, our total outstanding short and long-term debt, including the current portion, had a face value of $47.7 million.  The amount consisted of senior subordinated convertible notes that we sold in 2003 pursuant to Rule 144A offering under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010.  We may not redeem the notes prior to the maturity date.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Subsequent Events

Watson Pharmaceuticals announced on April 15, 2010 that the FDA had approved two of its ANDAs for metoprolol.  Accordingly, we will no longer be the sole distributor for the 100mg and 200mg SKUs (packaging sizes).  We anticipate that our sales volume and unit price for metoprolol will be adversely impacted.

On April 16, 2010, Strativa announced that the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  We paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa plans to begin to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

On May 3, 2010, Par Pharmaceutical – Generic announced that it entered into a licensing agreement with Glenmark Generics to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.  Glenmark believes it is the first to file an ANDA containing a paragraph IV certification for the product, which would potentially provide 180 days of marketing exclusivity.  On April 24, 2009, Glenmark was granted tentative approval for its product by the FDA.  Under the terms of the licensing and supply agreement, we made a substantial payment to Glenmark for exclusive rights to market, sell and distribute the product in the U.S.  The companies will share profits from any future sales of the product.  Glenmark will supply the product subject to FDA approval.  Glenmark is currently involved in patent litigation concerning the product.  We will share control and costs with Glenmark for ongoing litigation.  Trial in the aforementioned litigation is scheduled to commence in May 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on March 31, 2010 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at March 31, 2010 and December 31, 2009 ($ amounts in thousands):

	March 31,	December 31,
	2010	2009
Securities issued by government agencies	$15,005	$16,341
Debt securities issued by various state and local municipalities and agencies	4,613	9,661
Other debt securities	29,192	13,523
Marketable equity securities available for sale	475	475
Total	$49,285	$40,000

Senior Subordinated Convertible Notes

The outstanding face value of our senior subordinated convertible notes on March 31, 2010 was $47.7 million and they bear fixed interest at an annual rate of 2.875%.  The Notes mature on September 30, 2010.  On March 31, 2010, the senior subordinated convertible notes had a quoted market value of approximately $47.7 million.

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2010.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Unless otherwise indicated in the details provided below, we cannot predict with certainty the outcome or the effects of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies; however, unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in our best interest.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations, cash flows or financial condition.

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

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  Pursuant to this agreement, we are responsible for management of any litigation and payment of all legal fees associated with this product.  The product, if successfully brought to market, would be manufactured by Paddock and marketed by us.  Paddock has filed an ANDA (that is pending with the FDA) for the testosterone 1% gel product.  As a result of the filing of the ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the United States District Court for the Northern District of Georgia, alleging patent infringement on August 22, 2003 (the “Paddock litigation”).  We have an economic interest in the outcome of this litigation by virtue of our licensing agreement with Paddock.  Unimed and Besins sought an injunction to prevent Paddock from manufacturing the generic product.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015 and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation.  In February 2009, Meijer Distribution, Inc., Rochester Drug Co-Operative, Inc. and Louisiana Wholesale Drug Co., Inc. each filed class action complaints in the same district court.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit, in the three aforementioned class action suits to the U.S. District Court for the Northern District of Georgia.  In April 2009 the Fraternal Order of Police, Fort Lauderdale Lodge 31 Insurance Trust Fund and Raymond Scurto filed a class action complaint against us in the U.S. District Court for the District of New Jersey alleging antitrust violations.  On June 18, 2009, Rite Aid, Eckerd, and CVS, among others, filed a class action complaint against us in the U.S. District Court for the Middle District of Pennsylvania alleging antitrust violations.  On June 29, 2009, Walgreens, among others, filed a class action complaint naming us in the U.S. District Court for the Middle District of Pennsylvania as well, alleging antitrust violations.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On April 5, 2010, the U.S. District Court for the Eastern District of Tennessee ordered the transfer to the U.S. District Court for the Northern District of Georgia of the class action suit filed by Jabo’s Pharmacy against the Company in December 2009.  On April 7, 2010, Supervalu Inc. filed a class action complaint in the U.S. District Court for the Northern District of Georgia naming the Company and alleging antitrust violations.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, our bench trial in the U.S. District Court of Delaware concluded and we filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the Court of Appeals for the Federal Circuit while we filed our notice of cross appeal on September 14, 2009.  The Federal Circuit Court of Appeals has scheduled an oral hearing for May 7, 2010 for the appeal.  We intend to vigorously prosecute our appeal.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the United States District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  We and MN filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including us on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On April 14, 2010, the U.S. District Court for the District of New Jersey entered a consent judgment and order agreed to by Par, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, Par and MN will enter the market with generic Eloxatin on August 9, 2012 or earlier depending on certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the United States District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the United States District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  We and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the United States District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the United States District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against us in the United States District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  On April 14, 2010, the United States District Court for the District of Delaware ruled in favor of Par, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  Par anticipates that plaintiffs will appeal the court’s decision and therefore the Company will consider its options and vigorously defend the anticipated appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the United States District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims.  The eight (8) day bench trial commenced on February 22, 2010 and concluded on March 3, 2010, but to date a decision has not been rendered.  We intend to defend these actions vigorously and pursue our counterclaims against AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against Par in the United States District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  The Court has scheduled a Pre-trial conference for September 25, 2010 and a 5-day bench trial for October 12, 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

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

Industry Related Matters

Beginning in September 2003, Par, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, Par has been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the United States District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which Par has been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Alabama, Hawaii, Kentucky and Massachusetts, with trials commencing on June 14, 2010, August 23, 2010, May 10, 2011 and July 19, 2010 respectively.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, Par has either moved to dismiss the complaints or answered the complaints denying liability.  Par intends to defend each of these actions vigorously.

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

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to Par.  The demands generally request documents and information relating to sales and marketing practices that allegedly caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM and will continue to cooperate with the Attorneys General and the USOPM in these investigations if called upon to do so.

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We have provided, or are in the process of providing, documents in response to this subpoena to the Department of Justice and will continue to cooperate with the Department of Justice in this inquiry if called upon to do so.

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

Contingency

We accrued for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs contract (the “VA Contingency”) for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Should there be ambiguity with regard to how to interpret the regulations that govern the calculations, and report these calculations, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to the position that we have taken.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss is approximately $5.1 million, including interest, which has been accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on the consolidated balance sheet as of March 31, 2010.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed.  The risks described in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending March 31, 2010

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2010 through January 31, 2010	47,540	N/A	-	-
February 1, 2010 through February 28, 2010	335	N/A	-	-
March 1, 2010 through March 31, 2010	20,202	N/A	-	1,756,415
Total	68,077	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that our Board approved an expansion of its share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2010.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 68,077 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $24.80 at March 31, 2010.

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

Date:  May 4, 2010

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