Form 10-Q
period 2010-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2010-08-04
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Yes        No  X

Number of shares of the Registrant’s common stock outstanding as of July 28, 2010: 35,173,222

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2010 and

December 31, 2009

3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and June 27, 2009

4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 27, 2009

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

29

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

46

Item 4.

 Controls and Procedures

  47

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  47

Item 1A.

Risk Factors

51

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

51

Item 6.

Exhibits

51

SIGNATURES

52

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 175,249	$ 121,668
Available for sale marketable debt securities	50,793	39,525
Accounts receivable, net	132,177	154,837
Inventories	68,822	80,729
Prepaid expenses and other current assets	17,992	14,051
Deferred income tax assets	26,356	26,356
Income taxes receivable	3,820	9,005
Total current assets	475,209	446,171

Property, plant and equipment, net	73,675	74,696
Available for sale marketable debt and equity securities	425	475
Intangible assets, net	96,618	69,272
Goodwill	63,729	63,729
Other assets	1,465	989
Non-current deferred income tax assets, net	72,512	68,495
Total assets	$ 783,633	$ 723,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 47,213	$ 46,175
Accounts payable	32,554	22,662
Payables due to distribution agreement partners	44,444	58,552
Accrued salaries and employee benefits	11,936	16,072
Accrued government pricing liabilities	36,664	24,713
Accrued expenses and other current liabilities	17,015	14,903
Total current liabilities	189,826	183,077

Long-term debt, less current portion	-	-
Other long-term liabilities	40,166	42,097
Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
37,944,451 and 37,662,231 shares	379	377
Additional paid-in capital	344,010	331,667
Retained earnings	281,091	236,398
Accumulated other comprehensive gain	119	357
Treasury stock, at cost 2,886,503 and 2,815,879 shares	(71,958)	(70,146)
Total stockholders' equity	553,641	498,653
Total liabilities and stockholders’ equity	$ 783,633	$ 723,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009

Revenues:
Net product sales	$ 248,739	$ 400,149	$ 537,017	$ 600,372
Other product related revenues	6,735	3,852	10,389	7,664
Total revenues	255,474	404,001	547,406	608,036
Cost of goods sold	164,015	317,593	372,437	457,559
Gross margin	91,459	86,408	174,969	150,477
Operating expenses:
Research and development	22,660	5,937	27,312	13,109
Selling, general and administrative	48,865	44,117	90,100	77,077
Settlements and loss contingencies, net	(4,068)	61	(4,006)	(3,315)
Restructuring costs	-	81	-	1,482
Total operating expenses	67,457	50,196	113,406	88,353
Gain on sale of product rights and other	146	265	5,921	1,365
Operating income	24,148	36,477	67,484	63,489
Gain on bargain purchase	-	3,021	-	3,021
Gain on extinguishment of senior subordinated convertible notes	-	504	-	749
Loss on marketable securities and other investments, net	-	-	-	(55)
Interest income	273	667	601	1,824
Interest expense	(918)	(2,595)	(1,826)	(5,162)
Income from continuing operations before provision for income taxes	23,503	38,074	66,259	63,866
Provision for income taxes	5,468	14,087	21,798	23,624
Income from continuing operations	18,035	23,987	44,461	40,242
Discontinued operations:
(Benefit) provision for income taxes	(360)	176	(232)	352
Gain (loss) from discontinued operations	360	(176)	232	(352)
Net income	$ 18,395	$ 23,811	$ 44,693	$ 39,890

Basic earnings (loss) per share of common stock:
Income from continuing operations	$ 0.53	$ 0.71	$ 1.31	$ 1.20
Gain (loss) from discontinued operations	0.01	0.00	0.01	(0.01)
Net income	$ 0.54	$ 0.71	$ 1.32	$ 1.19

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$ 0.51	$ 0.71	$ 1.26	$ 1.19
Gain (loss) from discontinued operations	0.01	0.00	0.01	(0.01)
Net income	$ 0.52	$ 0.71	$ 1.27	$ 1.18

Weighted average number of common shares outstanding:
Basic	34,112	33,630	34,021	33,616
Diluted	35,475	33,771	35,273	33,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	June 30,	June 27,
	2010	2009
Cash flows from operating activities:
Net income	$ 44,693	$ 39,890
Deduct: Gain (loss) from discontinued operations, net of tax	232	(352)
Income from continuing operations	44,461	40,242
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,662)	16,567
Resolution of tax contingencies	(3,750)	-
Non-cash interest expense	1,038	2,842
Depreciation and amortization	14,921	18,601
Allowances against accounts receivable	(8,200)	5,523
Share-based compensation expense	8,298	7,243
Loss on disposal of fixed assets	60	327
Gain on extinguishment of senior subordinated convertible notes	-	(749)
Gain on bargain purchase	-	(3,021)
Other, net	-	126
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Decrease (increase) in accounts receivable	30,860	(184,986)
Decrease (increase) in inventories	11,907	(10,747)
(Increase) decrease in prepaid expenses and other assets	(4,417)	4,353
Increase in accounts payable, accrued expenses and other liabilities	19,090	19,180
(Decrease) increase in payables due to distribution agreement partners	(14,108)	85,652
Decrease in income taxes receivable/payable	8,753	10,983
Net cash provided by operating activities	104,251	12,136
Cash flows from investing activities:
Capital expenditures	(5,130)	(5,656)
Purchases of intangibles	(35,500)	-
Business acquisitions	-	(55,300)
Purchases of available for sale debt securities	(33,202)	(10,000)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	21,601	41,981
Net cash used in investing activities	(52,231)	(28,975)

Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	2,763	109
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	155	102
Excess tax benefits on exercise of nonqualified stock options	455	37
Purchase of treasury stock	(1,812)	(1,690)
Reductions in principal due to repurchases of senior subordinated convertible notes	-	(12,989)
Net cash provided by (used in) financing activities	1,561	(14,431)
Net increase (decrease) in cash and cash equivalents	53,581	(31,270)
Cash and cash equivalents at beginning of period	121,668	170,629
Cash and cash equivalents at end of period	$ 175,249	$ 139,359
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$ 21,003	($4,034)
Interest	$ 686	$ 2,107
Non-cash transactions:
Capital expenditures incurred but not yet paid	$ 1,296	$ 372

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”) develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our proprietary products division, Strativa Pharmaceuticals (“Strativa”) acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, products delivered by injection, products in the semi-solid form of a cream and a transdermal patch.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and June 27, 2009 are unaudited; in the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2009 was derived from the Company’s audited consolidated financial statements included in the 2009 Annual Report on Form 10-K.

Beginning in 2010, our fiscal quarters end on each calendar quarter end (March 31st, June 30th, and September 30th).  Historically our fiscal quarters ended on the Saturday closest to each calendar quarter end.  This fiscal calendar change does not affect the Company’s fiscal year end, which remains December 31st.

Pursuant to accounting requirements of the SEC applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by U.S. GAAP for audited financial statements.  Accordingly, these statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 - Share-Based Compensation:

We account for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also requires that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.

We grant share-based awards under our various plans, which provide for the granting of non-qualified stock options, restricted stock (including restricted stock with market performance vesting conditions) and restricted stock units to members of our Board of Directors and to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of June 30, 2010, there were approximately 4.5 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At June 30, 2010, approximately 0.6 million shares remain available under such plans for restricted stock (including restricted stock with market conditions described below) and restricted stock unit grants.

During the second quarter of 2010, we accelerated the vesting of 86 thousand stock options and 19 thousand non-vested restricted shares in connection with the termination of our former chief financial officer.  The effect of this termination resulted in additional compensation expense of approximately $0.8 million for the second quarter of 2010.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Risk-free interest rate	2.7%	2.3%	3.1%	1.9%
Expected life (in years)	6.3	6.3	6.3	6.3
Expected volatility	44.7%	45.9%	45.2%	43.9%
Dividend	0%	0%	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  We compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees; the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of our existing options have reached their full 10-year term, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by two.  We will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three-month periods ended June 30, 2010 and June 27, 2009 were $12.77 and $5.40.  The weighted average per share fair value of options granted in the six-month periods ended June 30, 2010 and June 27, 2009 were $13.32 and $5.82.

Set forth below is the impact on our results of operations of recording share-based compensation from our stock options for the three-month and six-month periods ended June 30, 2010 and June 27, 2009 ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Cost of goods sold	$ 132	$ 119	$ 270	$ 244
Research and development	-	-	-	-
Selling, general and administrative	1,806	1,068	3,052	2,194
Total, pre-tax	$ 1,938	$ 1,187	$ 3,322	$ 2,438
Tax effect of share-based compensation	(736)	(451)	(1,262)	(926)
Total, net of tax	$ 1,202	$ 736	$ 2,060	$ 1,512

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2009	4,495	$ 26.14
Granted	421	27.62
Exercised	(204)	13.60
Forfeited	(545)	30.39
Balance at June 30, 2010	4,167	$ 26.35	6.0	$22,097
Exercisable at June 30, 2010	2,333	$ 34.05	4.0	$4,169
Vested and expected to vest at June 30, 2010	4,095	$ 26.53	5.2	$21,360

The total fair value of shares vested during the three-month period ended June 30, 2010 was $0.3 million and $0.5 million for the three-month period ended June 27, 2009.  The total fair value of shares vested during the six-month period ended June 30, 2010 was $2.8 million and $2.5 million for the six-month period ended June 27, 2009.  As of June 30, 2010, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $10.7 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.4 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  We granted 0.2 million shares of restricted stock to five senior executives in November 2008 that will be 100% vested after three years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month and six-month periods ended June 30, 2010 and June 27, 2009 was as follows ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Cost of goods sold	$ 172	$ 207	$ 345	$ 388
Research and development	-	-	-	-
Selling, general and administrative	1,934	1,858	3,486	3,487
Total, pre-tax	$ 2,106	$ 2,065	$ 3,831	$ 3,875
Tax effect of stock-based compensation	(800)	(785)	(1,456)	(1,473)
Total, net of tax	$ 1,306	$ 1,280	$ 2,375	$ 2,402

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	787	$ 17.56
Granted	119	27.71
Vested	(202)	22.27
Forfeited	(27)	18.63
Non-vested balance at June 30, 2010	677	$ 17.91	$17,578

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2009	83	$ 17.83
Granted	27	27.50
Vested	(60)	16.50
Forfeited	(2)	21.68
Unvested restricted stock unit balance at June 30, 2010	48	$ 24.44	$1,247
Vested awards not issued	157	$ 21.24	$4,081
Total restricted stock unit balance at June 30, 2010	205	$ 21.99	$5,328

 As of June 30, 2010, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $8.8 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.2 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, we issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain of our employees is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on our common stock exceeds a minimum TSR relative to the Company’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 15 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of approximately 463 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if the Company’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of six employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, other than those that vest by operation of the provisions of six employment contracts under specific termination conditions, if any.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

        The effect of the market conditions on the restricted stock issued to certain employees is reflected in the fair value on the grant date.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for the Company, our peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest rate was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of our stock-based compensation related to our restricted stock grants with market conditions recognized in our financial statements for the three-month and six-month periods ended June 30, 2010 and June 27, 2009 ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Cost of goods sold	$ 42	$ 46	$ 93	$ 93
Research and development	-	-	-	-
Selling, general and administrative	383	410	841	836
Total, pre-tax	$ 425	$ 456	$ 934	$ 929
Tax effect of stock-based compensation	(162)	(173)	(355)	(353)
Total, net of tax	$ 263	$ 283	$ 579	$ 576

         As of June 30, 2010, $0.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market condition vesting, is expected to be recognized over a weighted average period of approximately 0.5 year.

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	259	$ 24.78
Granted	-	-
Vested	-	-
Forfeited	(12)	24.78
Non-vested balance at June 30, 2010	247	$ 24.78	$6,407

The total grant date fair value of restricted stock grants with market condition vesting granted in January 2008 was $8.9 million.

Cash-settled Restricted Stock Unit Awards

In January 2010, we granted cash-settled restricted stock unit awards that vest ratably over four years to employees.  The cash-settled restricted stock unit awards are classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  Cash settled restricted stock units entitle employees to receive a cash amount determined by the fair value of our common stock on the vesting date.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Cash-settled restricted stock unit awards are subject to forfeiture if employment terminates prior to vesting.  Share-based compensation expense for cash-settled restricted stock unit awards are recognized ratably over the service period.  Cash-settled restricted stock unit awards do not decrease shares available for future share-based compensation grants.

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month and six-month periods ended June 30, 2010 and June 27, 2009 was as follows ($ amounts in thousands):

	For the three months ended		For the six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Cost of goods sold	$ 11	$ -	$ 21	$ -
Research and development	-	-	-	-
Selling, general and administrative	98	-	189	-
Total, pre-tax	$ 109	$ -	$ 210	$ -
Tax effect of stock-based compensation	(41)	-	(80)	-
Total, net of tax	$ 68	$ -	$ 130	$ -

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2009	-	$ -
Granted	73	27.71
Vested	-	-
Forfeited	(2)	27.71
Awards outstanding at June 30, 2010	71	$ 27.71	$ 1,843

The total grant-date fair value of cash-settled restricted stock unit awards granted in 2010 was approximately $2.0 million.  As of June 30, 2010, the aggregate intrinsic value of the outstanding cash-settled restricted stock unit awards was approximately $1.8 million.  As of June 30, 2010, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $1.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.5 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased three thousand shares during the three-month period ended June 30, 2010 and three thousand shares during the three-month period ended June 27, 2009.  Employees purchased six thousand shares during the six-month period ended June 30, 2010 and nine thousand shares during the six-month period ended June 27, 2009.

Note 3 - Available for Sale Marketable Debt and Equity Securities:

At June 30, 2010 and December 31, 2009, all of our investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt and equity securities available for sale at June 30, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$ 10,000	$ 11	($4)	$ 10,007
Debt securities issued by various state and local municipalities and agencies	4,536	29	-	4,565
Other debt securities	36,115	179	(73)	36,221
Available for sale marketable debt securities	50,651	219	(77)	50,793

Marketable equity securities available for sale Hana Biosciences, Inc.	375	50	-	425

Total	$ 51,026	$ 269	($77)	$ 51,218

All available for sale debt securities are classified as current on our condensed consolidated balance sheet as of June 30, 2010.

We classified our investment in Hana as a non-current asset on our condensed consolidated balance sheet.   As of June 30, 2010 the total amount of unrealized gain that is reflected as part of stockholder’s equity totaled $0.1 million .

The following is a summary of amortized cost and estimated fair value of our investments in debt and marketable equity securities available for sale at December 31, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$ 16,300	$ 41	$ -	$ 16,341
Debt securities issued by various state and local municipalities and agencies	9,592	71	(2)	9,661
Other debt securities	13,162	361	-	13,523
Available for sale marketable debt securities	39,054	473	(2)	39,525

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$ 39,429	$ 573	($2)	$ 40,000

The following is a summary of the contractual maturities of our available for sale debt securities at June 30, 2010 ($ amounts in thousands):

	June 30, 2010
		Estimated Fair
	Cost	Value
Less than one year	$24,709	$24,911
Due between 1-2 years	20,574	20,568
Due between 2-5 years	5,368	5,314
Total	$50,651	$50,793

Note 4 – Fair Value Measurements:

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

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  Our Level 1 assets include our investment in Hana Biosciences, Inc that is traded in an active exchange market.

Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets primarily include debt securities, including governmental agency and municipal securities, and corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments.  All of our Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The pricing model information is provided by third party entities (e.g., banks or brokers).  In some instances, these third party entities engage external pricing services to estimate the fair value of these securities.  We have a general understanding of the methodologies employed by the pricing services in their pricing models.  We corroborate the estimates of non-binding quotes from the third party entities’ pricing services to an independent source that provides quoted market prices from broker or dealer quotations.  We investigate large differences, if any.  Based on historical differences, we have not been required to adjust quotes provided by the third party entities’ pricing services used in estimating the fair value of these securities.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at June 30, 2010	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$10,007	$ -	$10,007	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	4,565	-	4,565	-
Other debt securities (Note 3)	36,221	-	36,221	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 3)	425	425	-	-
Total investments in debt and marketable equity securities	$51,218	$425	$50,793	$ -

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows ($ amounts in thousands):

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

Note 5 - Accounts Receivable:

The Company recognizes revenue for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our customers.  Upon recognizing revenue from a sale, the Company records estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	June 30,	December 31,
	2010	2009

Gross trade accounts receivable	$ 238,252	$ 269,112
Chargebacks	(15,978)	(16,111)
Rebates and incentive programs	(31,501)	(39,938)
Returns	(42,632)	(39,063)
Cash discounts and other	(15,964)	(19,160)
Allowance for doubtful accounts	-	(3)
Accounts receivable, net	$ 132,177	$ 154,837

Allowance for doubtful accounts	For the six months ended
	June 30,	June 27,
	2010	2009
Balance at beginning of period	($3)	($4)
Additions – charge to expense	3	-
Adjustments and/or deductions	-	3
Balance at end of period	$ -	($1)

The following tables summarize the activity for the six months ended June 30, 2010 and the six months ended June 27, 2009,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Six Months Ended June 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($100,300)	($77)	(1)	$ 100,510	($15,978)
Rebates and incentive programs	(39,938)	(65,310)	(1,196)	(3)	74,943	(31,501)
Returns	(39,063)	(11,490)	570		7,351	(42,632)
Cash discounts and other	(19,160)	(37,890)	(658)		41,744	(15,964)
Total	($114,272)	($214,990)	($1,361)		$ 224,548	($106,075)

Accrued liabilities (2)	($24,713)	($21,362)	($614)		$ 10,025	($36,664)

	For the Six Months Ended June 27, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($81,289)	($435)	(1)	$ 90,854	($23,608)
Rebates and incentive programs	(27,110)	(53,382)	157		45,233	(35,102)
Returns	(38,128)	(14,482)	(812)		14,226	(39,196)
Cash discounts and other	(13,273)	(30,161)	-		23,644	(19,790)
Total	($111,249)	($179,314)	($1,090)		$ 173,957	($117,696)

Accrued liabilities (2)	($21,912)	($12,133)	$ 803		$ 9,183	($24,059)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare, and the Department of Veterans Affairs.

(3)

During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1.3 million.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 61% of our net product sales were derived from the wholesale distribution channel for the three months ended June 30, 2010 and 44% for the three months ended June 27, 2009.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying the Company’s products or replace competing products in their distribution channels with our products.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with us.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products.  We may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that the Company’s considers when establishing its rebate and incentive program reserves are rebate agreements with and purchases by each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them.  The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, the Company provides a rebate on drugs dispensed under such government programs.  The Company determines its estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates.  In determining the appropriate accrual amount we consider historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, we consider other factors when estimating its current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates.

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

Major Customers – Gross Accounts Receivable

	June 30,	December 31,
	2010	2009
McKesson Corporation	23%	19%
AmerisourceBergen Corporation	17%	18%
Cardinal Health, Inc.	15%	15%
CVS Caremark	13%	14%
Other customers	32%	34%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$20,589	$14,475
Work-in-process	3,225	3,460
Finished goods	45,008	62,794
	$68,822	$80,729

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $2.5 million for the three months ended June 30, 2010 and $2.2 million for the three months ended June 27, 2009.  Inventory write-offs were $4.2 million for the six months ended June 30, 2010 and $4.7 million for the six months ended June 27, 2009.

Par capitalizes inventory costs associated with certain generic products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.

Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value.  We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product.  Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors.

As of June 30, 2010, we had approximately $4.0 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	June 30,	December 31,
	2010	2009
Raw materials and supplies	$3,377	$859
Work-in-process	3	85
Finished goods	571	-
	$3,951	$944

Pre-launch inventories at June 30, 2010 were mainly comprised of in-house developed generic products and in-licensed FDA approved brand products.  Write-offs of pre-launch inventories were $0.1 million for the quarter ended June 30, 2010.  There were no write-offs of pre-launch inventories for the quarter ended June 27, 2009.  Write-offs of pre-launch inventories were $0.1 million for the year-to-date period ended June 30, 2010 and $0.4 million, net of partner allocation, for the year-to-date period ended June 27, 2009.

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	June 30,	December 31,
	2010	2009
Land	$ 1,882	$ 1,882
Buildings	26,345	25,794
Machinery and equipment	50,804	48,543
Office equipment, furniture and fixtures	4,792	4,569
Computer software and hardware	44,202	44,479
Leasehold improvements	12,102	12,102
Construction in progress	4,576	3,670
	144,703	141,039
Accumulated depreciation and amortization	(71,028)	(66,343)
	$ 73,675	$ 74,696

Depreciation and amortization expense related to property, plant and equipment was $3.5 million for the three months ended June 30, 2010 and $3.0 million for the three months ended June 27, 2009.  Depreciation and amortization expense related to property, plant and equipment was $6.8 million for the six months ended June 30, 2010 and $5.5 million for the six months ended June 27, 2009.

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	June 30,	December 31,
	2010	2009
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $5,700 and $3,420	$49,021	$51,301
BioAlliance Licensing Agreement, net of accumulated amortization of $0	20,000	-
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	-
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $6,704 and $5,866	3,296	4,134
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $8,665 and $8,304	2,168	2,529
Paddock Licensing Agreement, net of accumulated amortization of $3,864 and $3,250	2,136	2,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $23,448 and $20,660	1,552	4,340
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,288 and $1,959	1,396	1,725
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $553 and $152	847	1,248
FSC Laboratories Agreement, net of accumulated amortization of $5,621 and $5,420	201	402
Other intangible assets, net of accumulated amortization of $5,747 and $5,405	1,001	843
	$96,618	$69,272

   The Company recorded amortization expense related to intangible assets of $8.2 million for the six months ended June 30, 2010 and $13.1 million for the six months ended June 27, 2009.  The majority of this amortization expense is included in cost of goods sold.

In May 2010, Par entered into a licensing agreement with Glenmark Generics to market ezetimibe 10 mg tablets, the generic version of Merck & Co. Inc.’s Zetia®, in the U.S.  Glenmark believes it is the first to file an ANDA containing a paragraph IV certification for the product, which would potentially provide 180 days of marketing exclusivity.  On April 24, 2009, Glenmark was granted tentative approval for its product by the FDA.  Under the terms of the licensing and supply agreement, we made a $15 million payment to Glenmark for exclusive rights to market, sell and distribute the product in the U.S.  The companies will participate in a profit sharing arrangement based on any future sales of the product.  Glenmark will supply the product subject to FDA approval.  The product has a contractual launch date of no later than December 2016.  Under defined conditions, the product could be launched earlier than December 2016.  Amortization expense of the related intangible asset will commence when the product is launched.

In April 2010, the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance Pharma, we paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa plans to begin to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also be eligible to receive additional milestone payments if commercial sales achieve specified sales targets.

In January 2010, we reached a settlement with a third party of two litigations related to the enforcement of our patent rights and acquired intellectual property related to a product that was the subject of the litigations.  We paid $3.5 million in settlement of the two litigations and $0.5 million to acquire the intellectual property.  The $3.5 million was recorded as expense in 2009 as a change in estimate and the $0.5 million was recorded as an intangible asset in first quarter of 2010 and included in “Other intangible assets” above.

Estimated Amortization Expense for Existing Intangible Assets at June 30, 2010

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after June 30, 2010.

($ amounts in thousands)

Estimated
Amortization
Expense
2010 (remainder)	$6,691
2011	11,150
2012	9,034
2013	6,913
2014	6,272
2015 and thereafter	56,558
$96,618

The Company evaluates all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  As of June 30, 2010, we believe our net intangible assets are recoverable.

Note 9 - Income Taxes:

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Effective tax rate	23%	37%	33%	37%

In the three months ended June 30, 2010, we recorded a tax benefit of $3.8 million due to the resolution of certain tax contingencies, which benefitted our effective tax rate by 16 percentage points for the three months ended June 30, 2010 and six percentage points for the six months ended June 30, 2010.  Current deferred income tax assets at June 30, 2010 and December 31, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at June 30, 2010 and December 31, 2009 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

The IRS is currently examining our 2007 and 2008 federal income tax returns.  Periods prior to 2006 are no longer subject to IRS audit.  The Company is currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2005.

The Company recognized $5.7 million (inclusive of the $3.8 million noted above) of previously unrecognized tax positions as a result of a lapse of the statute of limitations.  We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

Note 10 - Long-Term Debt:

 ($ amounts in thousands)

	June 30,	December 31,
	2010	2009
Senior subordinated convertible notes	$ 47,213	$ 46,175
Less current portion	(47,213)	(46,175)
Total Long-Term Debt	$ -	$ -

On June 30, 2010 and December 31, 2009, our outstanding senior subordinated convertible notes had a face value of $47.7 million and a quoted market value of approximately $47.7 million.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into common stock at an initial conversion price of $88.76 per share, upon the occurrence of certain events.  Upon conversion, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010.  We may not redeem the notes prior to their maturity date.  We reflected the obligations as a current liability, due to the September 30, 2010 maturity date of the notes, on the condensed consolidated balance sheet as of June 30, 2010.

Note 11 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the six-month period ended June 30, 2010 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Gain/(Loss)
Balance, December 31, 2009	37,662	$ 377	$ 331,667	$ 357
Unrealized loss on available for sale securities, net of tax	-	-	-	(238)
Exercise of stock options	203	2	2,761	-
Tax benefit from exercise of stock options	-	-	455	-
Tax benefit related to vesting of restricted stock	-	-	259	-
Resolution of tax contingencies	-	-	625	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	155	-
Forfeitures of restricted stock	(40)	(1)	1	-
Issuances of restricted stock	119	1	(1)	-
Compensatory arrangements (1)	-	-	8,088	-
Balance, June 30, 2010	37,944	$ 379	$ 344,010	$ 119

(1)  Share-based compensation expense includes equity-settled awards only.

Comprehensive Income (Loss)	Three months ended		Six months ended
($ amounts in thousands)	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009

Net income	$ 18,395	$ 23,811	$ 44,693	$ 39,890
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	(152)	724	(238)	660
Add: reclassification adjustment for net losses included in net income, net of tax	-	-	-	34
Comprehensive income	$ 18,243	$ 24,535	$ 44,455	$ 40,584

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2010.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009

Income from continuing operations	$ 18,035	$ 23,987	$ 44,461	$ 40,242

(Benefit) provision for income taxes from discontinued operations	(360)	176	(232)	352
Gain (loss) from discontinued operations	360	(176)	232	(352)
Net income	$ 18,395	$ 23,811	$ 44,693	$ 39,890

Basic:
Weighted average number of common shares outstanding	34,112	33,630	34,021	33,616

Income from continuing operations	$ 0.53	$ 0.71	$ 1.31	$ 1.20
Gain (loss) from discontinued operations	0.01	0.00	0.01	(0.01)
Net income per share of common stock	$ 0.54	$ 0.71	$ 1.32	$ 1.19

Assuming dilution:
Weighted average number of common shares outstanding	34,112	33,630	34,021	33,616
Effect of dilutive securities	1,363	141	1,252	156
Weighted average number of common and common equivalent shares outstanding	35,475	33,771	35,273	33,772

Income from continuing operations	$ 0.51	$ 0.71	$ 1.26	$ 1.19
Gain (loss) from discontinued operations	0.01	0.00	0.01	(0.01)
Net income per share of common stock	$ 0.52	$ 0.71	$ 1.27	$ 1.18

Outstanding options of 1.9 million as of June 30, 2010 and 4.0 million as of June 27, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Similarly, outstanding warrants sold concurrently with the sale of the senior subordinated convertible notes in September 2003 and issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of June 30, 2010 and June 27, 2009.  The warrants related to the senior subordinated convertible notes are exercisable for an aggregate of 885 thousand shares of common stock at an exercise price of $105.20 per share and expire in September 2010.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 13 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Unless otherwise indicated in the details provided below, we cannot predict with certainty the outcome or the effects of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies; however, unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in the best interests of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations, cash flows or financial condition.

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006. The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  We and Messrs. O’Connor and Tarriff have answered the Amended complaint and intend to vigorously defend the consolidated class action.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U. S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the U. S. District Court for the Northern District of Georgia, alleging patent infringement, on August 22, 2003 (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, our bench trial in the U.S. District Court of Delaware concluded and we filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Federal Circuit while we filed our notice of cross appeal on September 14, 2009.  On June 3, 2010, the Federal Circuit Court of Appeals ruled in our favor, affirming the Delaware court’s decision of invalidity of the patents in suit, while also affirming the Delaware court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U. S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  We and MN filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including us on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On April 14, 2010, the U.S. District Court for the District of New Jersey entered a consent judgment and order agreed to by Par, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, Par and MN will enter the market with generic Eloxatin on August 9, 2012 or earlier depending on certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the U. S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U. S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  We and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against us in the U. S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  On April 14, 2010, the U. S. District Court for the District of Delaware ruled in favor of Par, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 27, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit appealing the Delaware District Court’s decision of invalidity of the plaintiffs’ patents.  On July 1, 2010, Par launched its generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims.  The eight (8) day bench trial commenced on February 22, 2010 and concluded on March 3, 2010.  On June 29, 2010, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, not invalid, and not unenforceable. We intend to appeal this decision and continue to defend these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U. S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  The Court has scheduled a Pre-trial conference for October 5, 2010 and a 5-day bench trial for October 12, 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  We filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  On June 8, 2010, a new patent that was later listed in the Orange Book was issued to Pronova.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497;

and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The court has scheduled the end of fact discovery for September 30, 2010; the end of expert discovery for February 28, 2011; and trial for May 2 through May 19, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Massachusetts, Kentucky and Idaho, with trials commencing on January 3, 2011, May 10, 2011 and September 26, 2011 respectively.  In the Texas suit, the trial is expected to commence in the first quarter of 2011. In the Alabama suit, the Supreme Court of Alabama entered an order staying all proceedings in the State’s case against us on May 25, 2010.  On June 10, 2010, the State moved to lift the stay ordered by the Supreme Court of Alabama, and we filed an opposition to the State’s motion on June 15, 2010.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, on January 27, 2010, the court entered an order denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including the Company.  The court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, certain defendants, including the Company, filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to Par.  The demands generally request documents and information pertaining to allegations that certain sales and marketing practices of Par caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM. During the second quarter of 2010 Par has engaged the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations and will continue to cooperate if called upon to do so.

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

Contingency

We maintain an accrual for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs (the “VA”) for the periods 2004 to 2007 (the “VA Contingency”) that is currently being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Accordingly, the Inspector General may take a position contrary to the position that we have taken and we may be required to rebate or credit funds to the VA.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss due to the Inspector General’s review is approximately $5.2 million, including interest, which we have accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of June 30, 2010.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.  In July 2010, the VA contacted us regarding its initial assessment of the VA Contingency and we are currently in the process of evaluating our formal response to the VA.

Note 14 – Discontinued Operations – Related Party Transaction:

In January 2006, we divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  In 2010 and 2009 we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In addition, in the three month period ended June 30, 2010, we recognized a tax benefit of $0.4 million to discontinued operations due to the resolution of certain tax contingencies.  The results of FineTech operations are classified as discontinued for all periods presented because we have no continuing involvement in FineTech.

Note 15 - Segment Information:

We operate in two reportable business segments: generic pharmaceuticals (referred to as “Par Pharmaceutical” or “Par”) and branded pharmaceuticals (referred to as “Strativa Pharmaceuticals” or “Strativa”).  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition.  Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs.

Our business segments were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting.  We believe that our generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs.  Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above).  Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers.  Based on the economic characteristics, production processes and customers of Par’s generic products, management has determined that Par’s generic pharmaceuticals are a single reportable business segment.  Our chief operating decision maker does not review the Par (generic) or Strativa (brand) segments in any more granularity, such as at the therapeutic or other classes or categories.  Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments.   Other expenses, such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by management.

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Revenues:
Par Pharmaceutical	$ 231,938	$ 382,167	$ 503,977	$ 570,248
Strativa	23,536	21,834	43,429	37,788
Total revenues	$ 255,474	$ 404,001	$ 547,406	$ 608,036

Gross margin:
Par Pharmaceutical	$ 73,621	$ 70,701	$ 142,064	$ 122,732
Strativa	17,838	15,707	32,905	27,745
Total gross margin	$ 91,459	$ 86,408	$ 174,969	$ 150,477

Operating income (loss):
Par Pharmaceutical	$ 34,896	$ 44,862	$ 80,918	$ 76,240
Strativa	(10,748)	(8,385)	(13,434)	(12,751)
Total operating income (loss)	$ 24,148	$ 36,477	$ 67,484	$ 63,489
Gain on bargain purchase	-	3,021	-	3,021
Gain on extinguishment of senior subordinated convertible notes	-	504	-	749
Loss on marketable securities and other investments, net	-	-	-	(55)
Interest income	273	667	601	1,824
Interest expense	(918)	(2,595)	(1,826)	(5,162)
Provision for income taxes	5,468	14,087	21,798	23,624
Income from continuing operations	$ 18,035	$ 23,987	$ 44,461	$ 40,242

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Six months ended
Product	June 30,	June 27,	June 30,	June 27,
	2010	2009	2010	2009
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$119,596	$306,349	$302,887	$418,563
Clonidine TDS (Catapres TTS®)	26,290	-	44,751	-
Sumatriptan succinate injection (Imitrex®)	17,463	21,824	34,747	37,844
Meclizine Hydrochloride (Antivert®)	9,398	8,905	19,552	18,725
Dronabinol (Marinol®)	7,183	5,502	11,274	12,503
Tramadol ER (Ultracet ER®)	5,676	-	10,962	-
Nateglinide (Starlix®)	3,470	-	4,988	-
Methimazole (Tapazole®)	2,590	2,019	5,430	4,394
Cabergoline (Dostinex®)	2,520	3,100	6,514	6,875
Megestrol oral suspension (Megace®)	2,241	1,764	4,017	4,647
Fluoxetine (Prozac®)	2,216	2,171	3,793	3,187
Cholestyramine Powder (Questran®)	1,985	2,985	4,957	4,358
Propranolol HCl ER (Inderal LA®)	1,821	3,209	2,946	7,210
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,220	2,192	3,276	3,720
Other (1)	25,170	20,795	39,630	45,558
Other product related revenues (2)	3,099	1,352	4,253	2,664
Total Par Pharmaceutical Revenues	$231,938	$382,167	$503,977	$570,248

Strativa
Megace® ES	$15,493	$17,136	$29,291	$30,590
Nascobal® Nasal Spray	4,407	2,198	8,002	2,198
Other product related revenues (2)	3,636	2,500	6,136	5,000
Total Strativa Revenues	$23,536	$21,834	$43,429	$37,788

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or six-month periods ended June 30, 2010 or June 27, 2009.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as nifedipine ER, the generic version of Procardia®, doxycycline monohydrate, the generic version of Adoxa®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay, which was acquired by Abbott Labs.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Unimed and Besins (see “Legal Proceedings” in Note 13, “Commitments, Contingencies and Other Matters”).

During the six-month period ended June 30, 2010, we recognized a gain on the sale of product rights of $5.9 million, and during the six month period ended June 27, 2009, of $1.4 million, related to the sale of multiple ANDAs.

Note 16 - Research and Development Agreements:

In July 2007, through an exclusive licensing agreement with BioAlliance Pharma, Strativa acquired the U.S. commercialization rights to BioAlliance's miconazole, buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  On April 16, 2010, the product received FDA approval, triggering our payment to BioAlliance of an additional $20.0 million approval milestone.  BioAlliance will supply the product and Strativa will commercialize the product in the U.S. under the trade name of OravigTM, commencing in the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

In June 2008, through an exclusive licensing agreement with MonoSol Rx, Strativa acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®) for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted below.  The amendment provided for a reduction in future payments thus improving gross margins on future sales of Zuplenz®.  On July 2, 2010, the FDA approved Zuplenz®, which will be offered in 4mg and 8mg dosage strengths, and is expected to be available in retail pharmacies in the third quarter of 2010.  We paid MonoSol a total of $6.0 million as a result of the FDA approval.  MonoSol will supply the product and Strativa will commercialize the product in the United States and pay MonoSol royalties on net sales of the product, and MonoSol will also be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.

In December 2009, concurrently with the amendment of the Zuplenz® agreement noted above, Strativa entered into another exclusive licensing agreement with MonoSol to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation to three potential new products.  Under this agreement, we made a one-time payment of $6.5 million, which was charged to research and development expense.  On May 24, 2010, Strativa and MonoSol reached a mutual decision to discontinue the development of the first product under the agreement.  On June 22, 2010, MonoSol delivered certain development results for the second product, triggering a 90-day option period during which Strativa may elect to have MonoSol continue development of the second product.  In addition, during the two-year period ending December 9, 2011, Strativa may elect to have MonoSol develop a third product under the agreement.  If Strativa elects to continue development of either of the second or third products, we may make subsequent payments to MonoSol of up to $8.65 million per product, depending upon MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol would supply commercial quantities of the product(s) under separate license and supply agreements to be entered into by the parties, and Strativa would commercialize the product(s) in the United States and pay MonoSol royalties on any future net sales.

In second quarter of 2010, Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5.5 million that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5.5 million based upon certain development activities, FDA approval, certain conditions and sales.  The first of such milestones was achieved during the second quarter of 2010 and the resultant $0.5 million payment was expensed as research and development.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on any future sales.

Note 17 – Restructuring Costs:

In October 2008, we announced our plans to resize Par Pharmaceutical, our generic products division, as part of an ongoing strategic assessment of our businesses.  Accordingly, we have reduced our research and development expenses by decreasing our internal generic research and development effort and we have trimmed our generic products portfolio in an effort to retain only those marketed products that deliver acceptable levels of profit.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, we made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  Under this plan, Par is continuing to concentrate its efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.

The following table summarizes the activity for the six-month period of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 30, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at June 30, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$604	-	-	$582
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$604	$ -	$ -	$582

We expect the remaining liability will result in cash expenditures in 2010 and 2011.

Note 18 – Business Combinations:

During the three months ended June 27, 2009, we acquired Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  Our allocation of the purchase price, including the value of identifiable intangibles with a finite life, was in part supported by third party appraisals.  The operating results of the acquired businesses have been included in our condensed consolidated financial results from March 31, 2009, the date of acquisitions.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, we acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal® Nasal Spray, described below.  The assets acquired are used primarily in the production of Nascobal® Nasal Spray.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  We funded the purchase from cash on hand.  From the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to our total revenues and operating income.

Nascobal®

On March 31, 2009, we acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC, for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  We funded the purchase from cash on hand.  We have determined that the acquired intangible assets will be tax deductible.

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

Note 20 – Subsequent Events:

On July 1, 2010, we announced that Par began shipping two strengths of omeprazole/sodium bicarbonate capsules.  Omeprazole/sodium bicarbonate capsules are the generic version of Zegerid®.  Par has been awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for these two strengths of the product.  The innovator brand company authorized a third party generic company to sell a generic version of Zegerid®.  Omeprazole/sodium bicarbonate capsules had been the subject of litigation in the U. S. District Court for the District of Delaware, but in April 2010, the Court ruled in our favor, finding that the related patents were invalid as being obvious and without adequate written description.  The case is currently on appeal to the U.S. Court of Appeals for the Federal Circuit.  We will continue to vigorously defend the appeal.

On July 2, 2010, Strativa announced that the FDA approved Zuplenz® (ondansetron) oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  Zuplenz® will be offered in 4mg and 8mg dosage strengths, and is expected to be available in retail pharmacies in the third quarter of 2010.  Under the terms of the December 2009 amendment to the original June 2008 agreement, the FDA approval triggered payments to MonoSol for a $4 million approval milestone and for a $2 million pre-launch milestone.

In July 2010, we made a milestone payment of $2 million to a third party pharmaceutical company under a product licensing agreement executed in November 2009.  The third party pharmaceutical company’s demonstration of certain manufacturing capabilities triggered the milestone payment.  The third party pharmaceutical company will be responsible for manufacturing the product, and Par will be responsible for marketing and distribution.  The parties will participate in a profit sharing arrangement based on any future sales of the product.

Mylan Laboratories announced on July 16, 2010 that the FDA had approved its generic version of Boehringer Ingelheim’s Catapres TTS®, therefore Par is no longer the sole generic distributor.  Par anticipates that sales and related gross margins for clonidine TDS will be negatively impacted.

Wockhardt, an India-based pharmaceutical company, announced that it received FDA approval for all four strengths of metoprolol on July 23, 2010.  Par anticipates that sales volume and unit price for metoprolol will be adversely impacted by this second generic competitor.

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

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Par Pharmaceutical Companies, Inc. operates primarily in the United States as two business segments, our generic products division (“Par Pharmaceutical” or “Par”) for the development, manufacture and distribution of generic pharmaceuticals, and Strativa Pharmaceuticals (“Strativa”), our proprietary products division.

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized Par (generic products division) as part of an ongoing strategic assessment of our businesses.  This initiative was intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file and first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  Our internal research and development now targets high-value, first-to-file Paragraph IV or first–to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partner with technology based companies that can deliver similar product opportunities.  As of June 30, 2010, we had 12 confirmed first-to-files and two potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements because under such agreements we pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

To continue the development of Strativa, we acquired the worldwide rights to Nascobal® Nasal Spray on March 31, 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  We also expect to launch two new proprietary products in the third quarter of 2010.  On April 16, 2010, the FDA approved OravigTM, an antifungal therapy to be used for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer to which Strativa has exclusive U.S. commercialization rights under a licensing agreement with BioAlliance.  On July 2, 2010, the FDA approved Zuplenz® (ondansetron) oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting to which Strativa has exclusive U.S. commercialization rights under a licensing agreement with MonoSol.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our significant products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets for pharmaceutical products through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of abbreviated new drug applications (“ANDAs”) and New Drug Applications (“NDAs”) and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the acceleration of market acceptance of our branded product (Nascobal®) and the successful commercialization of our in-licensed proprietary products OravigTM and Zuplenz® .

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

Healthcare Reform Impacts

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act, which includes a number of changes to the PPACA.  These laws are hereafter referred to as “healthcare reform.”

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

•

Expansion of the number of entities qualifying for Public Health System (PHS) status and therefore eligible to receive PHS pricing, which is typically equal to the net Medicaid price after rebates.

We have estimated the impact of the above healthcare reform provisions and recorded incremental accounts receivable reserves at June 30, 2010.  For the six months ended June 30, 2010, the impact of healthcare reform approximated a decrease of $3.2 million of net revenues and $1.5 million of gross margin.  We have lowered our estimate of the full year 2010 impact of these provisions from the previously disclosed decrease of between $9 million to $12 million of net revenues and $6 million to $8 million of gross margin to a decrease of approximately $6 million to $7 million of net revenues and $3 million to $4 million of gross margin.  The revised figures are principally the result of a refinement in our assumptions behind the impact of the extension of Medicaid rebates to drugs consumed by patients enrolled in MMCOs.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

In addition, the following provisions will go into effect in the fourth quarter of 2010:

•

Revisions to the AMP calculation.

•

Change in the Federal Upper Limit as it relates to the pharmacy reimbursement of multisource drugs.

•

Publication of monthly weighted average AMP by therapeutic class and retail price surveys.

We have not quantified the potential impact of these changes to our net revenues, gross margin and net income.

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

The market share calculation utilized to allocate the fee is to be calculated utilizing the prior year’s sales.  For example, the initial 2011 fee will be allocated utilizing 2010 market share figures.  To date, there has been no formal guidance from the Secretary of the Treasury and data regarding the total population of sales into the specified government programs and is not readily available to us at the time of this filing.  As such, it is difficult to produce reliable estimates of the potential impact of the pharmaceutical fee on 2011 net income.  We do anticipate, however, that the year to year impact of this provision of healthcare reform could be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities, and

o

the volume of Strativa’s sales of branded products, particularly as we continue to seek to accelerate the growth of our branded business.

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

Par Pharmaceutical (generic products)

Our strategy for our generic division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (e.g., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, we are able to effectively and efficiently pursue these opportunities and support our partners.

In the three month and six month periods ended June 30, 2010, our generic business net revenues and gross margin were concentrated in a few products.  The top six generic products (metoprolol succinate ER (metoprolol), the clonidine transdermal system (clonidine TDS), sumatriptan, meclizine, tramadol ER, and dronabinol) accounted for approximately 73% of our total consolidated revenues in the three month period ended June 30, 2010 and for approximately 77% of our total consolidated revenues in the six month period ended June 27, 2009.  The top six generic products accounted for approximately 56% of our total consolidated gross margins in the three month period ended June 30, 2010 and for approximately 59% of our total consolidated gross margins in the six month period ended June 27, 2009.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced in August 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we were no longer the sole distributor for those two SKUs (25mg and 50mg).  On April 15, 2010, Watson Pharmaceuticals also announced that the FDA had approved its two other ANDAs for metoprolol.  Par was no longer the sole distributor for the 100mg and 200mg SKUs after Watson’s approval.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each of Watson’s entries into the market.  Wockhardt, an India based pharmaceutical company, announced they received FDA approval for all four strengths of metoprolol on July 23, 2010.  Our sales volume and unit price for metoprolol will be adversely impacted by this second generic competitor.  Additional competitors on any or all of the four SKUs during the remainder of 2010 would result in significant additional declines in sales volume and unit price which would negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  As the authorized generic distributor for metoprolol we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could have a negative effect on our revenues and gross margins.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS®.  The product is manufactured by a third party development partner with whom we have a profit sharing arrangement.  From launch to June 30, 2010, we were the sole generic distributor of this product.  On July 16, 2010, Mylan received FDA approval for its generic version of clonidine TDS, therefore we were no longer the sole generic distributor.  We anticipate that our sales and related gross margins for clonidine TDS will be negatively impacted due to Mylan’s receipt of FDA approval.  This new competition and any additional competition in 2010 could result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  In May 2010, our third party partner received a Warning Letter from the FDA that cited conditions at the facility where clonidine TDS is manufactured that the FDA investigators believe may violate current Good Manufacturing Practices, based on their observations made between October and December of 2009.  Our third party partner has responded to the Warning Letter and is working with the FDA to conclude this matter, but we cannot guarantee that our partner will not be subject to additional regulatory action by the FDA.  This product has a long manufacturing lead time, and any disruption in supply at our third party partner could also have a negative effect on our revenues and gross margins.  We will continue to monitor this matter to assess any potential future negative impact on our sales of clonidine TDS and related gross margins.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to June 30, 2010, we remained the sole generic distributor of three SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was $1.6 million at June 30, 2010 and will be amortized over approximately two years.

We marketed meclizine prior to an explosion at the manufacturing facility of our active pharmaceutical ingredient (“API”) supplier in early 2008.  Subsequently, we qualified a new API source and received the appropriate approval of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the latter half of 2008.  From the beginning of 2009 to May 2010, we believe we were the exclusive supplier of this generic product.  In June 2010, a second competitor entered this market.   This new competition and any additional competition in 2010 could result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  Tramadol ER is used to relieve pain, including pain after surgery and for chronic ongoing pain.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In addition, our investments in generic product development are expected to yield approximately five to seven new ANDA filings during each of 2010, 2011 and 2012.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may not occur or may be delayed due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  Inclusive of our licensing agreement with Glenmark to market ezetimibe 10 mg tablets announced on May 3, 2010, we or our strategic partners currently have approximately 28 ANDAs pending with the FDA, which includes 12 first-to-file and two first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Strativa Pharmaceuticals (proprietary products)

For Strativa, we will continue to invest in the marketing and sales of our current products and prepare for the anticipated commercialization of our in-licensed products.  In addition, we will continue to seek new licenses and acquisitions to accelerate Strativa’s growth.

In July 2005, we received FDA approval for our first NDA, filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $3.3 million at June 30, 2010 and will be amortized over approximately three years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® Nasal Spray, in March 2009, Strativa turned its focus on marketing both Megace® ES and Nascobal®.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. that provides for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  A lawsuit was filed in 2009 by the Federal Trade Commission alleging violations of antitrust laws stemming from our court approved settlement of patent litigation with Solvay Pharmaceuticals and its subsidiary Unimed Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  For more information regarding the lawsuit, refer to Note 13 to the Condensed Consolidated Financial Statements.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Strativa will market this product under the trade name of OravigTM in the U.S.  On April 16, 2010, the FDA approved OravigTM.  We paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa plans to begin to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

  In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®) for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  On July 2, 2010, the FDA approved Zuplenz®, which will be offered in 4mg and 8mg dosage strengths, and is expected to be available in retail pharmacies in the third quarter of 2010.  We paid MonoSol additional milestone payments totaling $6 million in July 2010.  The product will be manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  We manufacture Nascobal® Nasal Spray with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $49.0 million at June 30, 2010 and will be amortized over approximately 11 years.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical (generic products) segment and our Strativa (proprietary products) segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
($ amounts in thousands)	June 30,	June 27,		June 30,	June 27,
Product	2010	2009	$ Change	2010	2009	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$119,596	$306,349	($186,753)	$302,887	$418,563	($115,676)
Clonidine TDS (Catapres TTS®)	26,290	-	26,290	44,751	-	44,751
Sumatriptan succinate injection (Imitrex®)	17,463	21,824	(4,361)	34,747	37,844	(3,097)
Meclizine Hydrochloride (Antivert®)	9,398	8,905	493	19,552	18,725	827
Dronabinol (Marinol®)	7,183	5,502	1,681	11,274	12,503	(1,229)
Tramadol ER (Ultracet ER®)	5,676	-	5,676	10,962	-	10,962
Nateglinide (Starlix®)	3,470	-	3,470	4,988	-	4,988
Methimazole (Tapazole®)	2,590	2,019	571	5,430	4,394	1,036
Cabergoline (Dostinex®)	2,520	3,100	(580)	6,514	6,875	(361)
Megestrol oral suspension (Megace®)	2,241	1,764	477	4,017	4,647	(630)
Fluoxetine (Prozac®)	2,216	2,171	45	3,793	3,187	606
Cholestyramine Powder (Questran®)	1,985	2,985	(1,000)	4,957	4,358	599
Propranolol HCl ER (Inderal LA®)	1,821	3,209	(1,388)	2,946	7,210	(4,264)
Tramadol HCl and acetaminophen tablets (Ultracet®)	1,220	2,192	(972)	3,276	3,720	(444)
Other	25,170	20,795	4,375	39,630	45,558	(5,928)
Other product related revenues	3,099	1,352	1,747	4,253	2,664	1,589
Total Par Pharmaceutical Revenues	$231,938	$382,167	($150,229)	$503,977	$570,248	($66,271)

Strativa
Megace® ES	$15,493	$17,136	($1,643)	$29,291	$30,590	($1,299)
Nascobal® Nasal Spray	4,407	2,198	2,209	8,002	2,198	5,804
Other product related revenues	3,636	2,500	1,136	6,136	5,000	1,136
Total Strativa Revenues	$23,536	$21,834	$1,702	$43,429	$37,788	$5,641

	Three months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$231,938	$382,167	($150,229)	(39.3%)	90.8%	94.6%
Strativa	23,536	21,834	1,702	7.8%	9.2%	5.4%
Total revenues	$255,474	$404,001	($148,527)	(36.8%)	100.0%	100.0%

The decrease in generic segment revenues in the second quarter of 2010 was primarily due to;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the second quarter of 2010 can be attributed to volume of units sold (approximately 97% of total dollar decrease) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to significantly decline in the future as more competitors enter this market.

•

We launched clonidine in August 2009 as the sole generic distributor, and we remained the exclusive supplier to this market on all strengths through June 30, 2010.  On July 16, 2010, Mylan received FDA approval for clonidine, therefore we were no longer the sole generic distributor.  We anticipate that our future sales and related gross margins for clonidine TDS will be negatively impacted.  This new competition and any additional competition in 2010 will result in significant additional declines in sales volume and unit price which may negatively impact our revenues as compared to 2009.

•

We remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.  The decrease in revenue as compared to 2009 was due to a decrease in volume primarily the result of fulfilling back orders at large customers in 2009.  No significant back orders existed in 2010 for sumatriptan.

•

Other notable launches in 2009 were tramadol ER (generic Ultram ER®), which launched in the fourth quarter of 2009 with the authorized generic as the only competitor.  Nateglinide also launched in the third quarter of 2009.

•

The increase of net sales of dronabinol, mainly due to volume increase primarily due to fulfillment of back orders in the second quarter of 2010.  Our only competitor in the dronabinol market continues to be Watson as the authorized generic.

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 73% of our total product revenues for the three month period ended June 30, 2010 and approximately 86% of our total product revenues for the three month period ended June 27, 2009.  The decrease in the percentage is primarily driven by the decreased revenues of metoprolol and sumatriptan tempered by the 2009 launch of clonidine.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in the second quarter of 2010 was primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.  The net sales decrease of Megace® ES in the second quarter of 2010 is primarily attributed to decreased volume tempered by a single digit increase in average net selling price as compared to the prior year comparable period.

	Six months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$503,977	$570,248	($66,271)	(11.6%)	92.1%	93.8%
Strativa	43,429	37,788	5,641	14.9%	7.9%	6.2%
Total revenues	$547,406	$608,036	($60,630)	(10.0%)	100.0%	100.0%

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 75% of our total product revenues for the six month period ended June 30, 2010 and approximately 82% of our total product revenues for the six month period ended June 27, 2009.  The decrease in the percentage is driven by the decreased revenues of metoprolol and sumatriptan tempered by the 2009 launch of clonidine.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Gross Revenues to Total Revenues Deductions

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

Our gross revenues for the six month periods ended June 30, 2010 and June 27, 2009 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Six months ended
($ thousands)	June 30, 2010	Percentage of Gross Revenues	June 27, 2009	Percentage of Gross Revenues
Gross revenues	$ 785,733		$ 799,770

Chargebacks	(100,377)	12.8%	(81,724)	10.2%
Rebates and incentive programs	(66,506)	8.5%	(53,225)	6.7%
Returns	(10,920)	1.4%	(15,294)	1.9%
Cash discounts and other	(38,548)	4.9%	(30,161)	3.8%
Medicaid rebates and rebates due under other US Government pricing programs	(21,976)	2.8%	(11,330)	1.4%
Total deductions	(238,327)	30.3%	(191,734)	24.0%

Total revenues	$ 547,406	69.7%	$ 608,036	76.0%

The total gross-to-net adjustments as a percentage of sales increased for the six months ended June 30, 2010 compared to the six months ended June 27, 2009 primarily due to an increase in chargebacks, rebates, and Medicaid rebates and rebates due under other U.S. Government pricing programs.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by a significant decrease in sales of products that carry lower than average chargeback rates , mainly metoprolol .   Chargebacks as a percentage of gross revenues would have been higher in the six months ended June 30, 2010, were it not for higher sales of other products with lower than average chargeback rates, mainly clonidine, which was launched in the third quarter of 2009 .

•

Rebates and incentive programs: the increase in percentage of gross revenues primarily driven by product and customer mix as a result of the increased competition of key products.

•

Returns: the decrease in the percentage of gross revenues was driven by an improvement in our historical return rate coupled with increased sales volume of products with lower than average return rates.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to higher Tri C are rebates that were effective January 1, 2010.  This was coupled with the impact of the March 2010 health care reform acts which led to higher Medicaid rebates rates and additional patients eligible for managed Medicaid benefits.

The following tables summarize the activity for the six months ended June 30, 2010 and June 27, 2009 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	For the Six Months Ended June 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($100,300)	($77)	(1)	$ 100,510	($15,978)
Rebates and incentive programs	(39,938)	(65,310)	(1,196)	(3)	74,943	(31,501)
Returns	(39,063)	(11,490)	570		7,351	(42,632)
Cash discounts and other	(19,160)	(37,890)	(658)		41,744	(15,964)
Total	($114,272)	($214,990)	($1,361)		$ 224,548	($106,075)

Accrued liabilities (2)	($24,713)	($21,362)	($614)		$ 10,025	($36,664)

	For the Six Months Ended June 27, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($81,289)	($435)	(1)	$ 90,854	($23,608)
Rebates and incentive programs	(27,110)	(53,382)	157		45,233	(35,102)
Returns	(38,128)	(14,482)	(812)		14,226	(39,196)
Cash discounts and other	(13,273)	(30,161)	-		23,644	(19,790)
Total	($111,249)	($179,314)	($1,090)		$ 173,957	($117,696)

Accrued liabilities (2)	($21,912)	($12,133)	$ 803		$ 9,183	($24,059)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare, and the Department of Veterans Affairs.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	June 30,	June 27,		June 30,	June 27,
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical	$73,621	$70,701	$2,920	31.7%	18.5%
Strativa	17,838	15,707	2,131	75.8%	71.9%
Total gross margin	$91,459	$86,408	$5,051	35.8%	21.4%

The increase in Par Pharmaceutical gross margin dollars for the three months ended June 30, 2010 is primarily due to the launches of clonidine, tramadol ER, and nateglinide, tempered by lower sales of metoprolol.  The top six sales volume generic products (metoprolol, clonidine, sumatriptan, meclizine, tramadol ER, and dronabinol) accounted for approximately $51 million gross margin dollars and a margin percentage of approximately 28% for the second quarter of 2010.  For the second quarter of 2009, these top net revenue products (excluding clonidine and tramadol ER both of which launched after the second quarter of 2009) totaled approximately $53 million gross margin dollars with a margin percentage of approximately 15%.  The decrease is primarily due to the metoprolol decline tempered by the clonidine and tramadol ER launches.

Gross margin dollars related to all other Par generic revenues totaled approximately $23 million with a margin percentage of approximately 49% for the second quarter of 2010.  For the second quarter of 2009, gross margin dollars for all other generic revenues totaled approximately $19 million with a margin percentage of approximately 47%.  Gross margin dollars for this group of products were improved by the nateglinide launch, tempered by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including propranolol and ranitidine syrup.

Strativa gross margin dollars increased for the three months ended June 30, 2010, primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.  Megace® ES gross margin dollars were negatively impacted by healthcare reform in 2010.

	Six months ended
				Percentage of Total Revenues
	June 30,	June 27,		June 30,	June 27,
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical	$142,064	$122,732	$19,332	28.2%	21.5%
Strativa	32,905	27,745	5,160	75.8%	73.4%
Total gross margin	$174,969	$150,477	$24,492	32.0%	24.7%

The increase in Par Pharmaceutical gross margin dollars for the six months ended June 30, 2010 is primarily due to the launches of clonidine, tramadol ER, and nateglinide, tempered by lower sales of metoprolol.  The top six sales volume Par products (metoprolol, clonidine TDS, sumatriptan, meclizine, tramadol ER, and dronabinol) accounted for approximately $103 million gross margin dollars and a margin percentage of approximately 24% for the six month period ending June 30, 2010.  For the comparable period of 2009, these top net revenue products (excluding clonidine and tramadol ER both of which launched after the second quarter of 2009) totaled approximately $82 million gross margin dollars with a margin percentage of approximately 17%.  The increase is primarily due to the clonidine and tramadol ER launches tempered by the metoprolol decline.

Gross margin dollars related to all other Par generic revenues totaled approximately $39 million with a margin percentage of approximately 49% for the six month period ending June 30, 2010.  For the comparable period of 2009, gross margin dollars for all other generic revenues totaled approximately $41 million with a margin percentage of approximately 50%.  Gross margin dollars for this group of products were negatively impacted by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including propranolol and ranitidine syrup tempered by the nateglinide launch.

Strativa gross margin dollars increased for the six months ended June 30, 2010, primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$22,189	$4,972	$17,217	346.3%	9.6%	1.3%
Strativa	471	965	(494)	(51.2%)	2.0%	4.4%
Total research and development	$22,660	$5,937	$16,723	281.7%	8.9%	1.5%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense is driven by two outside development agreements entered into during the three month period ended June 30, 2010:

•

Par acquired an ANDA from a third party for an up-front payment of $11.0 million which was expensed as incurred.  The agreement provides for an additional milestone payment contingent upon certain regulatory events.  Par will retain all profit from the commercial sale of the product if approved by the FDA and launched.  The ANDA is currently under review by the FDA.

•

Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5.5 million dollars.  The arrangement provides for additional milestone payments based upon certain development activities, FDA approval and sales.  The first of such milestones was achieved during the quarter and the resultant $0.5 million payment was expensed in the quarter.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on the commercial sale of the product, if the product is approved by the FDA and launched.  The ANDA is currently under review by the FDA.

Strativa:

The decrease in Strativa research and development principally reflects the non-recurrence of the FDA filing fee for Zuplenz® expensed in the three months ended June 27, 2009.

	Six months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$26,275	$10,862	$15,413	141.9%	5.2%	1.9%
Strativa	1,037	2,247	(1,210)	(53.8%)	2.4%	5.9%
Total research and development	$27,312	$13,109	$14,203	108.3%	5.0%	2.2%

Par Pharmaceutical:

The increase in Par’s research and development expense for the six month period ended June 30, 2010 as compared to the comparable period in 2009 is driven by the two third party development agreements (combined expenditures of $17 million) entered into in the second quarter of 2010 and detailed above, tempered by a net reduction in other outside development activities of approximately $2 million.

Strativa:

The decrease in Strativa’s research and development expense for the six month period ended June 30, 2010 as compared to the comparable period in 2009 principally reflects the non-recurrence of a $1.0 million milestone payment to MonoSol in the first quarter of 2009 that was triggered by the successful completion of bioequivalence reports for Zuplenz® (ondansetron) (oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting).   Subsequent to the balance sheet date, in July 2010, the FDA approved Zuplenz®.  The approval triggered $6 million of milestone payments to MonoSol which have subsequently been paid and capitalized in the third quarter of 2010 as an intangible asset to be expensed to cost of goods sold over the estimated life of the product.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical	$20,750	$20,987	($237)	(1.1%)	8.9%	5.5%
Strativa	28,115	23,130	4,985	21.6%	119.5%	105.9%
Total selling, general and administrative	$48,865	$44,117	$4,748	10.8%	19.1%	10.9%

The net increase in SG&A expenditures principally reflects:

•

an increase of $2.6 million related to our on-going expenditures in support of Strativa sales and marketing, driven by pre-commercialization marketing activities related to the anticipated third quarter 2010 launches of Zuplenz® and OravigTM;  and

•

$2.7 million of one-time severance charges related to second quarter 2010 executive terminations; tempered by

•

lower consulting costs.

	Six months ended
					Percentage of Total Revenues
	June 30,	June 27,			June 30,	June 27,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical	$39,798	$38,828	$970	2.5%	7.9%	6.8%
Strativa	50,302	38,249	12,053	31.5%	115.8%	101.2%
Total selling, general and administrative	$90,100	$77,077	$13,023	16.9%	16.5%	12.7%

The net increase in SG&A expenditures principally reflects:

•

an increase of $9.0 million related to our on-going expenditures in support of Strativa sales and marketing, driven by the 2009 field force expansion of approximately 70 additional employees related to the second quarter of 2009 relaunch of Nascobal® Nasal Spray, and pre-commercialization marketing activities related to the anticipated third quarter 2010 launches of Zuplenz® and OravigTM;

•

$2.7 million of one-time severance charges related to the second quarter termination of two executives; and

•

higher legal fees of approximately $1.4 million.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Settlements and loss contingencies, net	($4,068)	$61	($4,006)	($3,315)

In May 2010, we announced that Par entered into a licensing agreement with Glenmark Generics to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.  Subsequent to our entering that agreement, Glenmark entered into a separate settlement agreement with Merck that resolved patent litigation relating to Glenmark’s challenge to Merck’s patent covering Zetia®.  Under the terms of our agreement with Glenmark, Par earned $4.1 million of one-time income from Glenmark in connection with the settlement agreement.

Settlements and loss contingencies, net of $3.3 million for the six months ended June 27, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.

Restructuring Costs

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Restructuring costs	$ -	$81	$ -	$1,482

During the first six months of 2009, we incurred additional costs in conjunction with the on-going execution of a restructuring plan announced in October of 2008.  We expect the remaining liability will result in cash expenditures in through 2011.

The following table summarizes the activity for the six-month period of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 30, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at June 30, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$604	-	-	$582
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$604	$ -	$ -	$582

Gain on Sale of Product Rights and other

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Gain on sale of product rights and other	$146	$265	$5,921	$1,365

In the first quarter of 2010, Optimer Pharmaceuticals announced positive results from the second of two pivotal Phase 3 trials evaluating the safety and efficacy of fidaxomicin in patients with clostridium difficile infection (CDI), triggering a one-time $5 million milestone payment due to us under a termination agreement entered into by the parties in 2007.  The cash payment was received in the second quarter of 2010.   Under the terms of the 2007 agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

In addition, we recognized a gain on the sale of product rights of $0.9 million during the six-month period ended June 30, 2010 and $1.4 million during the six-month period ended June 27, 2009, related to the sale of multiple ANDAs.

Operating Income (Loss)

	Three months ended
	June 30,	June 27,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$ 34,896	$ 44,862	($9,966)
Strativa	(10,748)	(8,385)	(2,363)
Total operating income (loss)	$ 24,148	$ 36,477	($12,329)

	Six months ended
	June 30,	June 27,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$ 80,918	$ 76,240	$ 4,678
Strativa	(13,434)	(12,751)	(683)
Total operating income (loss)	$ 67,484	$ 63,489	$ 3,995

The decrease in our operating income in the three month period ended June 30, 2010, was mainly the result of a modest increase in total company gross margin, more than offset by increased R&D expenditures in our Par Pharmaceutical segment and pre-launch expenditures related to Strativa’s anticipated third quarter 2010 launches of Zuplenz® and OravigTM.

For the year-to-date period ended June 30, 2010, the increase in our operating income principally reflects increased gross margin from the generic segment, tempered by increased R&D expenditures in our generic segment, increased sales and marketing expenditures in support of Strativa’s marketing efforts for Nascobal® Nasal Spray, and pre-launch expenditures related to Strativa’s anticipated third quarter 2010 launches of Zuplenz® and OravigTM.

Gain on Bargain Purchase

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Gain on bargain purchase	$ -	$3,021	$ -	$3,021

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

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Gain on extinguishment of senior subordinated convertible notes	$ -	$504	$ -	$749

In June 2009, we repurchased a portion of our senior subordinated convertible notes, which bear interest at an annual rate of 2.875%, in advance of their September 30, 2010 maturity date.  During the second quarter of 2009, we repurchased notes in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.07 million of deferred financing costs.  We recorded a gain of approximately $0.5 million, in the second quarter of 2009 related to this debt extinguishment.

In March 2009, we repurchased a portion of our senior subordinated convertible notes in the aggregate principal amount of $2.5 million for approximately $2.3 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.02 million of deferred financing costs.  We recorded a gain of approximately $0.25 million, in the first quarter of 2009 related to this debt extinguishment.

As of June 30, 2010, the aggregate principal amount of the notes that remain outstanding was $47.7 million.

Interest Income

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Interest income	$273	$667	$601	$1,824

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds.

Interest Expense

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Interest expense	($918)	($2,595)	($1,826)	($5,162)

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

Income Taxes

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
Provision for income taxes	$5,468	$14,087	$21,798	$23,624
Effective tax rate	23%	37%	33%	37%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financials Statements - Note 9 – “Income Taxes”).  In the three months ended June 30, 2010, we recorded a tax benefit of $3.8 million due to the resolution of certain tax contingencies.

Discontinued Operations

	Three months ended		Six months ended
	June 30,	June 27,	June 30,	June 27,
($ in thousands)	2010	2009	2010	2009
(Benefit) provision for income taxes	($360)	$ 176	($232)	$ 352
Gain (loss) from discontinued operations	$ 360	($176)	$ 232	($352)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  In the periods presented we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In addition, in the three month period ended June 30, 2010, we recognized a tax benefit of $0.4 million to discontinued operations due to the resolution of certain tax contingencies.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.

FINANCIAL CONDITION

Liquidity and Capital Resources

Six months ended
June 30,
($ in thousands)	2010
Cash and cash equivalents at beginning of period	$ 121,668
Net cash provided by operating activities	104,251
Net cash used in investing activities	(52,231)
Net cash provided by financing activities	1,561
Net increase in cash and cash equivalents	$ 53,581
Cash and cash equivalents at end of period	$ 175,249

Cash provided by operations for the six months ended June 30, 2010, reflects increased gross margin dollars generated from revenues coupled with net accounts receivable collections, inventory draw downs and utilization of income tax receivables.  Cash flows used by investing activities were primarily driven by acquisition of product rights related intangibles and the net investment in available for sale debt securities.  Cash provided by financing activities in the six month period ended June 30, 2010 mainly represented the proceeds from stock option exercises partially offset by the payment of withholding taxes related to the vesting of restricted shares.

Our working capital, current assets minus current liabilities, of $285 million at June 30, 2010 increased approximately $22 million from $263 million at December 31, 2009, which primarily reflects the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.50x at June 30, 2010 compared to 2.44x at December 31, 2009.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Six months ended
	June 30,	June 27,
($ in thousands)	2010	2009
Cash received from customers, royalties and other	$ 598,271	$ 444,396
Cash paid for inventory	(66,222)	(93,876)
Cash paid to employees	(45,850)	(35,710)
Cash paid to all other suppliers and third parties	(361,291)	(307,430)
Interest (paid) received, net	346	722
Income taxes (paid) received, net	(21,003)	4,034
Net cash provided by operating activities	$ 104,251	$ 12,136

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The increase for the 2010 year-to-date period as compared to the prior year comparable period can be attributed to cash receipts from customers, as detailed above, driven primarily by metoprolol related payment terms.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of a total of 28 ANDAs pending with the FDA, including 12 first-to-file and two first-to-market opportunities.  Strativa anticipates launching Zuplenz® and OravigTM in the third quarter of 2010.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

We also filed a “shelf” registration statement during the second quarter of 2009.  Under the shelf registration, we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.  We have no current plans to raise capital via the shelf registration statement.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

Cash paid for the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million during the second quarter of 2009.

•

Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above.  The decrease is mainly due to metoprolol inventory buying patterns.  More metoprolol inventory purchases were made in 2009 as compared to 2010 when we were increasing supply to meet demand as competitors left the market.  Inventory turns returned to historical levels in 2010 compared to 2009 mainly due to metoprolol inventory levels being higher as AstraZeneca (our supplier) increased production, mainly in the second half of 2009, to meet our forecasted demand.  Metoprolol inventory dollars were approximately two times higher at June 30, 2010 as compared to June 27, 2009.  However, metoprolol inventory dollars at June 30, 2010 were lower compared to December 31, 2009.  We plan to continue to draw down metoprolol inventory levels throughout 2010 to align with our forecasted demand.  We believe the value of the metoprolol inventory at June 30, 2010 is recoverable based on our forecasted demand coupled with metoprolol’s four year product life prior to expiration.

•

Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.   The increase is mainly due to our 2010 sales performance improvement of distributed products that resulted in higher amounts paid to partners.

•

Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.  The increase for this period was mainly due to the bonus payments in the first quarter 2010 related to our 2009 operating performance as compared to the absence of bonus payments in the prior year period due to our 2008 operating performance.

•

The payment of our outstanding senior subordinated convertible notes that mature in September 2010 ($47.7 million principal amount outstanding at June 30, 2010).

•

Cash paid to BioAlliance of $20 million in the second quarter of 2010 as a result of the FDA approval of OravigTM an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

•

Cash paid to Glenmark Generics of $15 million in the second quarter of 2010 related to a licensing agreement to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $5.2 million, including interest, as of June 30, 2010 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2010 capital expenditures are expected to total approximately $12 million.

•

Expenditures related to current business development and product acquisition activities.  As of June 30, 2010, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $42 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $44 million as of June 30, 2010 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $44 million during the first two months of the third quarter of 2010.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2010.  The repurchase program has no expiration date.

In addition to our cash and cash equivalents, we had approximately $51 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of June 30, 2010.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, pursue product licenses and/or acquisitions of complementary businesses and products for both Par and Strativa, and for general corporate purposes.

Contractual Obligations as of June 30, 2010

The dollar values of our material contractual obligations and commercial commitments as of June 30, 2010 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2010	2011 to	2013 to	2015 and
	Obligations		2012	2014	thereafter	Other
Operating leases	$17,027	$2,531	$7,963	$4,607	$1,926	$ -
Convertible notes (1)	47,746	47,746	-	-	-	-
Interest payments	343	343	-	-	-	-
Purchase obligations (2)	98,326	98,326	-	-	-	-
Long-term tax liability (3)	40,009	-	-	-	-	40,009
Severance payments	2,956	2,131	825	-	-	-
Other	5,153	5,153	-	-	-	-
Total obligations	$211,560	$156,230	$8,788	$4,607	$1,926	$40,009

(1)

Our senior subordinated convertible notes mature on September 30, 2010.

(2)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At June 30, 2010 of the total purchase obligations, approximately $14 million related to metoprolol and approximately $9 million related to clonidine.

(3)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2010, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

At June 30, 2010, our total outstanding short and long-term debt, including the current portion, had a face value of $47.7 million.  The amount consisted of senior subordinated convertible notes that we sold in 2003 pursuant to a Rule 144A offering under the Securities Act of 1933, as amended.  The notes bear interest at an annual rate of 2.875%, payable semi-annually on March 30 and September 30 of each year.  The notes are convertible into shares of common stock at an initial conversion price of $88.76 per share, only upon the occurrence of certain events.  Upon redemption, we have agreed to satisfy the conversion obligation in cash in an amount equal to the principal amount of the notes converted.  The notes mature on September 30, 2010.  We may not redeem the notes prior to the maturity date.

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

Subsequent Events

On July 1, 2010, we announced that Par began shipping two strengths of omeprazole/sodium bicarbonate capsules.  Omeprazole/sodium bicarbonate capsules are the generic version of Zegerid®.  Par has been awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for these two strengths of the product.  The innovator brand company authorized a third party generic company to sell a generic version of Zegerid®.  Omeprazole/sodium bicarbonate capsules had been the subject of litigation in the United States District Court for the District of Delaware, but in April 2010, the Court ruled in our favor, finding that the related patents were invalid as being obvious and without adequate written description.  The case is currently on appeal to the U.S. Court of Appeals for the Federal Circuit.  We will continue to vigorously defend the appeal.

On July 2, 2010, Strativa announced that the FDA approved Zuplenz® (ondansetron) oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  Zuplenz® will be offered in 4mg and 8mg dosage strengths, and is expected to be available in retail pharmacies in the third quarter of 2010.  Under the terms of the December 2009 amendment to the original June 2008 agreement, the FDA approval triggered payments to MonoSol for a $4 million approval milestone and for a $2 million pre-launch milestone.

In July 2010, Par made a milestone payment of $2 million to a third party pharmaceutical company under a product licensing agreement executed in November 2009.  The third party pharmaceutical company’s demonstration of certain manufacturing capabilities triggered the milestone payment.  The third party pharmaceutical company will be responsible for manufacturing the product, and Par will be responsible for marketing and distribution.  The parties will participate in a profit sharing arrangement based on any future sales of the product.

Mylan Laboratories announced on July 16, 2010 that the FDA had approved its generic version of clonidine TDS, therefore Par is no longer the sole generic distributor.  Par anticipates that its sales and related gross margins for clonidine TDS will be negatively impacted.

Wockhardt, an India-based pharmaceutical company, announced they received FDA approval for all four strengths of metoprolol on July 23, 2010.  Par anticipates that its sales volume and unit price for metoprolol will be adversely impacted by this second generic competitor.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 30, 2010 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at June 30, 2010 and December 31, 2009 ($ amounts in thousands):

	June 30,	December 31,
	2010	2009
Securities issued by government agencies	$10,007	$16,341
Debt securities issued by various state and local municipalities and agencies	4,565	9,661
Other debt securities	36,221	13,523
Marketable equity securities available for sale	425	475
Total	$51,218	$40,000

Senior Subordinated Convertible Notes

The outstanding face value of our senior subordinated convertible notes on June 30, 2010 was $47.7 million and they bear fixed interest at an annual rate of 2.875%.  The notes mature on September 30, 2010.  On June 30, 2010, the senior subordinated convertible notes had a quoted market value of approximately $47.7 million.

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2010.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006. The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  We and Messrs. O’Connor and Tarriff have answered the Amended complaint and intend to vigorously defend the consolidated class action.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U. S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable. All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007. The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  Par intends to vigorously defend this lawsuit and pursue its counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the U. S. District Court for the Northern District of Georgia, alleging patent infringement, on August 22, 2003 (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits Par to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the U.S. District Court for the Northern District of Georgia granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively. On April 22, 2009, our bench trial in the U.S. District Court of Delaware concluded and we filed post-trial briefs on May 23, 2009 and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Federal Circuit while we filed our notice of cross appeal on September 14, 2009.  On June 3, 2010, the Federal Circuit Court of Appeals ruled in our favor, affirming the Delaware court’s decision of invalidity of the patents in suit, while also affirming the Delaware court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U. S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  We and MN filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the U.S. District Court granted summary judgment of non-infringement to several defendants including us on the ’874 patent but has not rendered a summary judgment decision regarding the ’988 patent to date.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the New Jersey District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the New Jersey District Court’s summary judgment ruling.  On November 19, 2009, the New Jersey District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the New Jersey District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010 for those parties that have not settled by that date.  On April 14, 2010, the U.S. District Court for the District of New Jersey entered a consent judgment and order agreed to by Par, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, Par and MN will enter the market with generic Eloxatin on August 9, 2012 or earlier depending on certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp., and IntelliPharmaCeutics Ltd. ("IPC") in the U. S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U. S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because Par and IPC submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, and 20 mg dexmethylphenidate extended release capsules.  We and IPC filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”), and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus, Inc. and Missouri filed a second lawsuit against us in the U. S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The Delaware District Court conducted a bench trial from July 13-17, 2009 and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the Delaware court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the Delaware Court.  On April 14, 2010, the U. S. District Court for the District of Delaware ruled in favor of Par, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 27, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit appealing the Delaware District Court’s decision of invalidity of the plaintiffs’ patents.  On July 1, 2010, Par launched its generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims.  The eight (8) day bench trial commenced on February 22, 2010 and concluded on March 3, 2010.  On June 29, 2010, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, not invalid, and not unenforceable. We intend to appeal this decision and continue to defend these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U. S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183 because Par submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  Par filed an Answer and Counterclaims on December 8, 2008.  On March 17, 2009, Par filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by its decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  The Court has scheduled a Pre-trial conference for October 5, 2010 and a 5-day bench trial for October 12, 2010.  Par intends to defend this action vigorously and pursue its counterclaims against Pozen.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  We filed an Answer May 19, 2009 and the court has scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  On June 8, 2010, a new patent that was later listed in the Orange Book was issued to Pronova.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The court has scheduled the end of fact discovery for September 30, 2010; the end of expert discovery for February 28, 2011; and trial for May 2 through May 19, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, has been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Massachusetts, Kentucky and Idaho, with trials commencing on January 3, 2011, May 10, 2011 and September 26, 2011 respectively.  In the Texas suit, the trial is expected to commence in the first quarter of 2011. In the Alabama suit, the Supreme Court of Alabama entered an order staying all proceedings in the State’s case against us on May 25, 2010.  On June 10, 2010, the State moved to lift the stay ordered by the Supreme Court of Alabama, and we filed an opposition to the State’s motion on June 15, 2010.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, on January 27, 2010, the court entered an order denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including the Company.  The court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, certain defendants, including the Company, filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to Par.  The demands generally request documents and information pertaining to allegations that certain sales and marketing practices of Par caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  Par has provided, or is in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM. During the second quarter of 2010 Par has engaged the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations and will continue to cooperate if called upon to do so.

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

Contingency

We maintain an accrual for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs (the “VA”) for the periods 2004 to 2007 (the “VA Contingency”) that is currently being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Accordingly, the Inspector General may take a position contrary to the position that we have taken and we may be required to rebate or credit funds to the VA.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss due to the Inspector General’s review is approximately $5.2 million, including interest, which we have accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of June 30, 2010.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.  In July 2010, the VA contacted us regarding its initial assessment of the VA Contingency and we are currently in the process of evaluating our formal response to the VA.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed, other than as set forth below.  The risks described in our Annual Report and below are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

Changes in the health care regulatory environment may adversely affect our business.

 The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries, some of which are described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview – Healthcare Reform Impacts.”  Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure.  We cannot predict the timing or impact of any future rulemaking.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending June 30, 2010

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2010 through April 30, 2010	691	N/A	-	-
May 1, 2010 through May 31, 2010	600	N/A	-	-
June 1, 2010 through June 30, 2010	1,256	N/A	-	1,677,931
Total	2,547	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2010.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 2,547 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $25.96 at June 30, 2010.

ITEM 6.  EXHIBITS

10.1

Employment Agreement, dated July 21, 2010, by and between Par Pharmaceutical, Inc. and Michael A. Tropiano (filed herewith)

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

Date:  August 4, 2010

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Employment Agreement, dated July 21, 2010, by and between Par Pharmaceutical, Inc. and Michael A. Tropiano (filed herewith)

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