Form 10-Q
period 2010-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2010-11-03
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  __ No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [  ]

Accelerated filer [ X ]

Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of October 27, 2010: 35,595,260

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2010 and

December 31, 2009

3

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and October 3, 2009

4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and October 3, 2009

5

Notes to Condensed Consolidated Financial Statements

.6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

32

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

51

Item 4.

 Controls and Procedures

  51

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  51

Item 1A.

Risk Factors

56

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

56

Item 5.

Other Information

56

Item 6.

Exhibits

57

SIGNATURES

58

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$ 177,080	$ 121,668
Available for sale marketable debt securities	42,717	39,525
Accounts receivable, net	99,991	154,837
Inventories	76,663	80,729
Prepaid expenses and other current assets	17,397	14,051
Deferred income tax assets	26,356	26,356
Income taxes receivable	9,636	9,005
Total current assets	449,840	446,171

Property, plant and equipment, net	73,497	74,696
Available for sale marketable equity securities	300	475
Intangible assets, net	99,540	69,272
Goodwill	63,729	63,729
Other assets	3,187	989
Non-current deferred income tax assets, net	71,711	68,495
Total assets	$ 761,804	$ 723,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ 46,175
Accounts payable	32,909	22,662
Payables due to distribution agreement partners	25,371	58,552
Accrued salaries and employee benefits	13,612	16,072
Accrued government pricing liabilities	35,126	24,713
Accrued expenses and other current liabilities	18,196	14,903
Total current liabilities	125,214	183,077

Long-term debt, less current portion	-	-
Other long-term liabilities	41,065	42,097
Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
38,302,445 and 37,662,231 shares	383	377
Additional paid-in capital	355,707	331,667
Retained earnings	311,625	236,398
Accumulated other comprehensive gain	158	357
Treasury stock, at cost 2,901,267 and 2,815,879 shares	(72,348)	(70,146)
Total stockholders' equity	595,525	498,653
Total liabilities and stockholders’ equity	$ 761,804	$ 723,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009

Revenues:
Net product sales	$ 226,131	$ 290,961	$ 763,148	$ 891,333
Other product related revenues	8,309	3,841	18,698	11,505
Total revenues	234,440	294,802	781,846	902,838
Cost of goods sold	131,146	202,664	503,583	660,223
Gross margin	103,294	92,138	278,263	242,615
Operating expenses:
Research and development	10,145	6,458	37,457	19,567
Selling, general and administrative	50,302	45,306	140,402	122,383
Settlements and loss contingencies, net	2,312	62	(1,694)	(3,253)
Restructuring costs	-	(230)	-	1,252
Total operating expenses	62,759	51,596	176,165	139,949
Gain on sale of product rights and other	79	1,835	6,000	3,200
Operating income	40,614	42,377	108,098	105,866
Gain on bargain purchase	-	-	-	3,021
Gain on extinguishment of senior subordinated convertible notes	-	1,615	-	2,364
Gain (loss) on marketable securities and other investments, net	3,567	-	3,567	(55)
Interest income	341	504	942	2,328
Interest expense	(928)	(1,773)	(2,754)	(6,935)
Income from continuing operations before provision for income taxes	43,594	42,723	109,853	106,589
Provision for income taxes	12,933	16,209	34,731	39,833
Income from continuing operations	30,661	26,514	75,122	66,756
Discontinued operations:
Provision (benefit) for income taxes	127	176	(105)	528
(Loss) gain from discontinued operations	(127)	(176)	105	(528)
Net income	$ 30,534	$ 26,338	$ 75,227	$ 66,228

Basic earnings (loss) per share of common stock:
Income from continuing operations	$ 0.89	$ 0.79	$ 2.20	$ 1.98
(Loss) gain from discontinued operations	(0.00)	(0.01)	0.00	(0.02)
Net income	$ 0.89	$ 0.78	$ 2.20	$ 1.96

Diluted earnings (loss) per share of common stock:
Income from continuing operations	$ 0.86	$ 0.77	$ 2.12	$ 1.97
(Loss) gain from discontinued operations	(0.00)	(0.01)	0.00	(0.02)
Net income	$ 0.86	$ 0.76	$ 2.12	$ 1.95

Weighted average number of common shares outstanding:
Basic	34,310	33,710	34,117	33,647
Diluted	35,684	34,245	35,410	33,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,	October 3,
	2010	2009
Cash flows from operating activities:
Net income	$ 75,227	$ 66,228
Deduct: Gain (loss) from discontinued operations, net of tax	105	(528)
Income from continuing operations	75,122	66,756
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,884)	15,651
Resolution of tax contingencies	(3,750)	-
Non-cash interest expense	1,571	3,824
Depreciation and amortization	21,080	27,723
Loss on marketable securities and other investments, net	-	55
Allowances against accounts receivable	(3,869)	1,877
Share-based compensation expense	11,824	10,566
Loss on disposal of fixed assets	60	938
Gain on extinguishment of senior subordinated convertible notes	-	(2,364)
Gain on bargain purchase	-	(3,021)
Other, net	-	69
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Decrease (increase) in accounts receivable	58,715	(24,241)
Decrease (increase) in inventories	4,066	(31,036)
(Increase) decrease in prepaid expenses and other assets	(4,637)	3,453
Increase in accounts payable, accrued expenses and other liabilities	21,437	17,505
(Decrease) increase in payables due to distribution agreement partners	(33,181)	(37,471)
Decrease in income taxes receivable/payable	3,736	19,314
Net cash provided by operating activities	148,290	69,598
Cash flows from investing activities:
Capital expenditures	(8,736)	(6,747)
Purchases of intangibles	(41,500)	(1,000)
Business acquisitions	-	(55,300)
Purchases of available for sale debt securities	(33,202)	(10,000)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	29,865	65,253
Net cash used in investing activities	(53,573)	(7,794)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	10,325	515
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	254	170
Excess tax benefits on exercise of nonqualified stock options	203	133
Purchase of treasury stock	(2,202)	(1,850)
Reductions in principal due to maturity and repurchases of senior subordinated convertible notes	(47,746)	(60,715)
Debt issuance costs	(139)	-
Net cash used in financing activities	(39,305)	(61,747)
Net increase in cash and cash equivalents	55,412	57
Cash and cash equivalents at beginning of period	121,668	170,629
Cash and cash equivalents at end of period	$ 177,080	$ 170,686
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$ 38,428	$ 4,666
Interest	$ 1,372	$ 3,665
Non-cash transactions:
Capital expenditures incurred but not yet paid	$ 593	$ 461

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our proprietary products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, products delivered by injection, products in the semi-solid form of a cream and a transdermal patch.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and October 3, 2009 are unaudited; in the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2009 was derived from the Company’s audited consolidated financial statements included in the 2009 Annual Report on Form 10-K.

Beginning in 2010, our fiscal quarters end on each calendar quarter end (March 31st, June 30th, and September 30th).  Historically our fiscal quarters ended on the Saturday closest to each calendar quarter end.  This fiscal calendar change does not affect the Company’s fiscal year end, which remains December 31st.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these Notes do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, these statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 - Share-Based Compensation:

We account for share-based compensation as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also requires that excess tax benefits that have been reflected as operating cash flows be reflected as financing cash flows.

We grant share-based awards under our various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to members of our Board of Directors and to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of September 30, 2010, there were approximately 4.5 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At September 30, 2010, approximately 0.6 million shares remain available under such plans for restricted stock and restricted stock unit grants.

During the second quarter of 2010, we accelerated the vesting of 86 thousand stock options and 19 thousand non-vested restricted shares in connection with the termination of our former chief financial officer.  The effect of this termination resulted in additional compensation expense of approximately $0.8 million for the second quarter of 2010.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Risk-free interest rate	2.1%	2.7%	3.0%	1.9%
Expected life (in years)	6.3	6.3	6.3	6.3
Expected volatility	44.4%	45.5%	45.1%	43.9%
Dividend	0%	0%	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  We compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees; the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of our existing options have reached their full 10-year term, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by two.  We will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted in the three-month periods ended September 30, 2010 and October 3, 2009 were $12.45 and $7.18.  The weighted average per share fair value of options granted in the nine-month periods ended September 30, 2010 and October 3, 2009 were $13.30 and $5.82.

Set forth below is the impact on our results of operations of recording share-based compensation from our stock options for the three-month and nine-month periods ended September 30, 2010 and October 3, 2009 ($ amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Cost of goods sold	$ 133	$ 120	$ 403	$ 364
Research and development	-	-	-	-
Selling, general and administrative	1,200	1,078	4,252	3,272
Total, pre-tax	$ 1,333	$ 1,198	$ 4,655	$ 3,636
Tax effect of share-based compensation	(507)	(455)	(1,769)	(1,382)
Total, net of tax	$ 826	$ 743	$ 2,886	$ 2,254

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2009	4,495	$ 26.14
Granted	430	27.61
Exercised	(573)	19.40
Forfeited	(567)	30.01
Balance at September 30, 2010	3,785	$ 26.75	5.9	$27,142
Exercisable at September 30, 2010	2,093	$ 35.01	3.9	$5,903
Vested and expected to vest at September 30, 2010	3,700	$ 26.98	5.1	$26,092

The total fair value of shares vested during the three-month period ended September 30, 2010 was $1.1 million and $0.6 million for the three-month period ended October 3, 2009.  The total fair value of shares vested during the nine-month period ended September 30, 2010 was $4.0 million and $3.2 million for the nine-month period ended October 3, 2009.  As of September 30, 2010, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $9.3 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.1 years.

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

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month and nine-month periods ended September 30, 2010 and October 3, 2009 was as follows ($ amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Cost of goods sold	$ 168	$ 159	$ 513	$ 546
Research and development	-	-	-	-
Selling, general and administrative	1,513	1,428	4,999	4,916
Total, pre-tax	$ 1,681	$ 1,587	$ 5,512	$ 5,462
Tax effect of stock-based compensation	(639)	(603)	(2,095)	(2,076)
Total, net of tax	$ 1,042	$ 984	$ 3,417	$ 3,386

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	787	$ 17.56
Granted	126	27.69
Vested	(244)	21.99
Forfeited	(36)	18.37
Non-vested balance at September 30, 2010	633	$ 17.86	$18,425

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2009	83	$ 17.83
Granted	33	27.65
Vested	(62)	17.25
Forfeited	(2)	21.68
Unvested restricted stock unit balance at September 30, 2010	52	$ 24.48	$1,498
Vested awards not issued	159	$ 21.31	$4,635
Total restricted stock unit balance at September 30, 2010	211	$ 22.08	$6,133

 As of September 30, 2010, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $7.3 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.1 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, we issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain of our employees is contingent upon multiple market conditions that are factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions have been met.  Vesting will occur if the applicable continued employment condition is satisfied and the Total Stockholder Return (“TSR”) on our common stock exceeds a minimum TSR relative to the Company’s stock price at the beginning of the three-year vesting period, the TSR meets or exceeds the median of a defined peer group of approximately 12 companies, and/or the TSR exceeds the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period beginning on January 1 in the year of grant and ending after three years on December 31.  A maximum number of approximately 454 thousand shares of common stock could be issued after the three-year vesting period depending on the achievement of the TSR goals.  No shares of common stock will be issued if the Company’s TSR is below 6% annualized return over the three-year vesting period, except by operation of the provisions of a number of employment contracts for senior executives under specific termination conditions.  Any shares earned will be distributed after the end of the three-year period, other than those that vested or may vest earlier by operation of the provisions of a number of employment contracts under specific termination conditions, if any.  In all circumstances, restricted stock granted does not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

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

        The following table summarizes the components of our stock-based compensation related to our restricted stock grants with market conditions recognized in our financial statements for the three-month and nine-month periods ended September 30, 2010 and October 3, 2009 ($ amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Cost of goods sold	$ 40	$ 54	$ 133	$ 147
Research and development	-	-	-	-
Selling, general and administrative	352	483	1,193	1,320
Total, pre-tax	$ 392	$ 537	$ 1,326	$ 1,467
Tax effect of stock-based compensation	(149)	(204)	(504)	(557)
Total, net of tax	$ 243	$ 333	$ 822	$ 910

         As of September 30, 2010, $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to restricted stock grants with market condition vesting, is expected to be recognized over a weighted average period of approximately 0.25 year.

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	259	$24.78
Granted	-	-
Vested	-	-
Forfeited	(17)	24.78
Non-vested balance at September 30, 2010	242	$24.78	$7,049

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month and nine-month periods ended September 30, 2010 and October 3, 2009 was as follows ($ amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Cost of goods sold	$ 12	$ -	$ 33	$ -
Research and development	-	-	-	-
Selling, general and administrative	108	-	297	-
Total, pre-tax	$ 120	$ -	$ 330	$ -
Tax effect of stock-based compensation	(46)	-	(125)	-
Total, net of tax	$ 74	$ -	$ 205	$ -

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2009	-	$ -
Granted	73	27.71
Vested	-	-
Forfeited	(4)	27.71
Awards outstanding at September 30, 2010	69	$ 27.71	$2,006

The total grant-date fair value of cash-settled restricted stock unit awards granted in 2010 was approximately $2.0 million.  As of September 30, 2010, the aggregate intrinsic value of the outstanding cash-settled restricted stock unit awards was approximately $2.0 million.  As of September 30, 2010, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $1.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.3 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased four thousand shares during the three-month period ended September 30, 2010 and three thousand shares during the three-month period ended October 3, 2009.  Employees purchased 10 thousand shares during the nine-month period ended September 30, 2010 and 12 thousand shares during the nine-month period ended October 3, 2009.

Note 3 - Available for Sale Marketable Debt and Equity Securities:

At September 30, 2010 and December 31, 2009, all of our investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt and equity securities available for sale at September 30, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$5,000	$6	$ -	$5,006
Debt securities issued by various state and local municipalities and agencies	4,508	7	-	4,515
Other debt securities	32,880	316	-	33,196
Available for sale marketable debt securities	42,388	329	-	42,717

Marketable equity securities available for sale Hana Biosciences, Inc.	375	-	(75)	300

Total	$42,763	$329	($75)	$43,017

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of September 30, 2010.

We classified our investment in Hana as a non-current asset on our condensed consolidated balance sheet.   As of September 30, 2010 the total amount of unrealized loss that is reflected as part of stockholder’s equity totaled $0.1 million .

The following is a summary of amortized cost and estimated fair value of our investments in debt and marketable equity securities available for sale at December 31, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$41	$ -	$16,341
Debt securities issued by various state and local municipalities and agencies	9,592	71	(2)	9,661
Other debt securities	13,162	361	-	13,523
Available for sale marketable debt securities	39,054	473	(2)	39,525

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$39,429	$573	($2)	$40,000

The following is a summary of the contractual maturities of our available for sale debt securities at September 30, 2010 ($ amounts in thousands):

	September 30, 2010
		Estimated Fair
	Cost	Value
Less than one year	$26,826	$27,033
Due between 1-2 years	15,562	15,684
Total	$42,388	$42,717

Note 4 – Fair Value Measurements:

FASB ASC 820-10 Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at September 30, 2010	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$5,006	$ -	$5,006	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	4,515	-	4,515	-
Other debt securities (Note 3)	33,196	-	33,196	-
Marketable equity securities available for sale Hana Biosciences, Inc. (Note 3)	300	300	-	-
Total investments in debt and marketable equity securities	$43,017	$300	$42,717	$ -

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

Note 5 - Accounts Receivable:

We account for revenue in accordance with FASB ASC 605 “Revenue Recognition”.  In accordance with that standard, we recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured.  This is generally at the time that products are received by our direct customers.  We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand.  We determine whether we will recognize revenue at the time that our products are received by our direct customers or defer revenue recognition until a later date on a product by product basis at the time of launch.  Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	September 30,	December 31,
	2010	2009

Gross trade accounts receivable	$ 210,397	$ 269,112
Chargebacks	(18,244)	(16,111)
Rebates and incentive programs	(31,233)	(39,938)
Returns	(45,043)	(39,063)
Cash discounts and other	(15,879)	(19,160)
Allowance for doubtful accounts	(7)	(3)
Accounts receivable, net	$ 99,991	$ 154,837

Allowance for doubtful accounts	For the nine months ended
	September 30,	October 3,
	2010	2009
Balance at beginning of period	($3)	($4)
Additions – charge to expense	(4)	-
Adjustments and/or deductions	-	3
Balance at end of period	($7)	($1)

The following tables summarize the activity for the nine months ended September 30, 2010 and the nine months ended October 3, 2009,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Nine Months Ended September 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($160,146)	($77)	(1)	$ 158,090	($18,244)
Rebates and incentive programs	(39,938)	(96,901)	(1,196)	(3)	106,802	(31,233)
Returns	(39,063)	(17,358)	437		10,941	(45,043)
Cash discounts and other	(19,160)	(64,236)	(1,974)	(4)	69,491	(15,879)
Total	($114,272)	($338,641)	($2,810)		$ 345,324	($110,399)

Accrued liabilities (2)	($24,713)	($30,048)	($614)		$ 20,249	($35,126)

	For the Nine Months Ended October 3, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($126,538)	($435)	(1)	$ 146,466	($13,245)
Rebates and incentive programs	(27,110)	(91,904)	157		75,513	(43,344)
Returns	(38,128)	(22,010)	77		20,012	(40,049)
Cash discounts and other	(13,273)	(63,548)	-		59,409	(17,412)
Total	($111,249)	($304,000)	($201)		$ 301,400	($114,050)

Accrued liabilities (2)	($21,912)	($22,780)	$ 2,197	(5)	$ 14,820	($27,675)

(1)

Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we have determined that our chargeback estimates remain reasonable.

(2)

Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare, and the Department of Veterans Affairs.

(3)

During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1.3 million.

(4)

During the third quarter of 2010, the Company settled a customer dispute related to the January 2009 metoprolol price increase. As a result, the Company recorded an additional reserve of $1.1 million.

(5)

The change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 71% of our net product sales were derived from the wholesale distribution channel for the three months ended September 30, 2010 and 53% for the three months ended October 3, 2009.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying the Company’s products or replace competing products in their distribution channels with our products.  Rebate programs are based on a customer’s dollar purchases made during an applicable monthly, quarterly or annual period.  The Company also provides indirect rebates, which are rebates paid to indirect customers that have purchased the Company’s products from a wholesaler under a contract with us.  The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products.  We may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share.  The information that the Company’s considers when establishing its rebate and incentive program reserves are rebate agreements with, and purchases by, each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates.  We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them.  The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

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

In the third quarter of 2010, Strativa launched OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  OravigTM is supplied to us by BioAlliance.  In connection with the launch, our direct customers ordered, and we shipped, OravigTM units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the three month period ended September 30, 2010, we have recognized $0.1 million of OravigTM revenues and deferred $1.5 million related to product that has been shipped to customers but not yet been prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2010.  We will modify our revenue recognition for OravigTM at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

Major Customers – Gross Accounts Receivable

	September 30,	December 31,
	2010	2009
McKesson Corporation	27%	19%
AmerisourceBergen Corporation	15%	18%
Cardinal Health, Inc.	20%	14%
CVS Caremark	12%	15%
Other customers	26%	34%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$20,336	$14,475
Work-in-process	6,630	3,460
Finished goods	49,697	62,794
	$76,663	$80,729

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $0.1 million for the three months ended September 30, 2010 and $0.2 million for the three months ended October 3, 2009.  Inventory write-offs were $4.3 million for the nine months ended September 30, 2010 and $4.8 million for the nine months ended October 3, 2009.

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

As of September 30, 2010, we had approximately $9.2 million in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$3,554	$859
Work-in-process	1,380	85
Finished goods	4,219	-
	$9,153	$944

Pre-launch inventories at September 30, 2010 were mainly comprised of in-house developed generic products and in-licensed FDA approved brand products.  Write-offs of pre-launch inventories were $0.1 million for the quarter ended September 30, 2010 and $0.1 million, net of partner allocation, for the quarter ended October 3, 2009.  Write-offs of pre-launch inventories were $0.2 million for the year-to-date period ended September 30, 2010 and $0.4 million, net of partner allocation, for the year-to-date period ended October 3, 2009.

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	September 30,	December 31,
	2010	2009
Land	$ 1,882	$ 1,882
Buildings	27,626	25,794
Machinery and equipment	51,126	48,543
Office equipment, furniture and fixtures	5,631	4,569
Computer software and hardware	44,673	44,479
Leasehold improvements	12,102	12,102
Construction in progress	4,433	3,670
	147,473	141,039
Accumulated depreciation and amortization	(73,976)	(66,343)
	$ 73,497	$ 74,696

Depreciation and amortization expense related to property, plant and equipment was $3.1 million for the three months ended September 30, 2010 and $4.0 million for the three months ended October 3, 2009.  Depreciation and amortization expense related to property, plant and equipment was $9.9 million for the nine months ended September 30, 2010 and $9.5 million for the nine months ended October 3, 2009.

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	September 30,	December 31,
	2010	2009
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $6,840 and $3,420	$ 47,881	$ 51,301
BioAlliance Licensing Agreement, net of accumulated amortization of $140	19,860	-
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	-
MonoSol Rx Licensing Agreement, net of accumulated amortization of $0	6,000	-
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $7,155 and $5,866	2,845	4,134
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $8,846 and $8,304	1,987	2,529
Paddock Licensing Agreement, net of accumulated amortization of $4,150 and $3,250	1,850	2,750
Spectrum Development and Marketing Agreement, net of accumulated amortization of $23,880 and $20,660	1,120	4,340
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,433 and $1,959	1,251	1,725
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $689 and $152	711	1,248
FSC Laboratories Agreement, net of accumulated amortization of $5,722 and $5,420	101	402
Other intangible assets, net of accumulated amortization of $5,814 and $5,405	934	843
	$ 99,540	$ 69,272

   We recorded amortization expense related to intangible assets of $11.2 million for the nine months ended September 30, 2010 and $18.2 million for the nine months ended October 3, 2009.  The majority of this amortization expense is included in cost of goods sold.

In July 2010, the FDA approved Zuplenz®, an oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In June 2008, Strativa and MonoSol Rx entered into an exclusive licensing agreement under which Strativa acquired the U.S. commercialization rights to Zuplenz®. Under the terms of an amended agreement, the FDA approval triggered Strativa's payments to MonoSol Rx of a $4.0 million approval milestone and a $2.0 million pre-launch milestone.  Strativa began to commercialize Zuplenz®, which is supplied by MonoSol, during the fourth quarter of 2010.  Amortization expense of the related intangible asset commenced when the product was launched in the fourth quarter.

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

In April 2010, the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance Pharma, we paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also be eligible to receive additional milestone payments if commercial sales achieve specified sales targets.

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

Estimated Amortization Expense for Existing Intangible Assets at September 30, 2010

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after September 30, 2010.

($ amounts in thousands)

Estimated
Amortization
Expense
2010 (remainder)	$3,273
2011	12,162
2012	9,709
2013	7,555
2014	6,883
2015 and thereafter	59,958
$99,540

 We evaluate all intangible assets for impairment quarterly or whenever events or other changes in circumstances indicate that the carrying value of an asset may be impaired.  As of September 30, 2010, we did not note any business circumstances or events that would indicate any of our net intangible assets were impaired.

Note 9 - Income Taxes:

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Effective tax rate	30%	38%	32%	37%

The effective tax rate for the three months and nine months ended September 30, 2010 reflected the benefit from higher than previously estimated tax deductions specific to U.S. domestic manufacturing companies.  In the three months ended June 30, 2010, we recorded a tax benefit of $3.8 million due to the resolution of certain tax contingencies, which benefitted our effective tax rate by three percentage points for the nine months ended September 30, 2010.  Current deferred income tax assets at September 30, 2010 and December 31, 2009 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at September 30, 2010 and December 31, 2009 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

The IRS is currently examining our 2007 and 2008 federal income tax returns.  Periods prior to 2006 are no longer subject to IRS audit.  The Company is currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2005.

In the three months ended June 30, 2010, the Company recognized $5.7 million (inclusive of the $3.8 million noted above) of previously unrecognized tax positions as a result of a lapse of the statute of limitations.  We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

Note 10 - Long-Term Debt:

 ($ amounts in thousands)

	September 30,	December 31,
	2010	2009
Senior subordinated convertible notes	$ -	$46,175
Less current portion	-	(46,175)
Total Long-Term Debt	$ -	$-

On September 30, 2010, our senior subordinated convertible notes matured and we paid our obligations of $47.7 million as of that date.  The notes bore interest at an annual rate of 2.875%, which was payable semi-annually on March 30 and September 30 of each year.  The notes were convertible into common stock at an initial conversion price of $88.76 per share.  None of the senior subordinated convertible notes were converted.

Note 11 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the nine-month period ended September 30, 2010 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Gain/(Loss)
Balance, December 31, 2009	37,662	$ 377	$ 331,667	$ 357
Unrealized loss on available for sale securities, net of tax	-	-	-	(199)
Exercise of stock options	567	6	11,087	-
Tax benefit from exercise of stock options	-	-	203	-
Tax benefit related to vesting of restricted stock	-	-	377	-
Resolution of tax contingencies	-	-	625	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	254	-
Forfeitures of restricted stock	(53)	(1)	1	-
Issuances of restricted stock	126	1	(1)	-
Compensatory arrangements (1)	-	-	11,494	-
Balance, September 30, 2010	38,302	$ 383	$ 355,707	$ 158

(1)  Share-based compensation expense includes equity-settled awards only.

Comprehensive Income (Loss)	Three months ended		Nine months ended
($ amounts in thousands)	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009

Net income	$ 30,534	$ 26,338	$ 75,227	$ 66,228
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax	39	316	(199)	976
Add: reclassification adjustment for net losses included in net income, net of tax	-	-	-	34
Comprehensive income	$ 30,573	$ 26,654	$ 75,028	$ 67,238

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2010.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009

Income from continuing operations	$ 30,661	$ 26,514	$ 75,122	$ 66,756

(Benefit) provision for income taxes from discontinued operations	127	176	(105)	528
Gain (loss) from discontinued operations	(127)	(176)	105	(528)
Net income	$ 30,534	$ 26,338	$ 75,227	$ 66,228

Basic:
Weighted average number of common shares outstanding	34,310	33,710	34,117	33,647

Income from continuing operations	$ 0.89	$ 0.79	$ 2.20	$ 1.98
Gain (loss) from discontinued operations	(0.00)	(0.01)	0.00	(0.02)
Net income per share of common stock	$ 0.89	$ 0.78	$ 2.20	$ 1.96

Assuming dilution:
Weighted average number of common shares outstanding	34,310	33,710	34,117	33,647
Effect of dilutive securities	1,374	535	1,293	283
Weighted average number of common and common equivalent shares outstanding	35,684	34,245	35,410	33,930

Income from continuing operations	$ 0.86	$ 0.77	$ 2.12	$ 1.97
Gain (loss) from discontinued operations	(0.00)	(0.01)	0.00	(0.02)
Net income per share of common stock	$ 0.86	$ 0.76	$ 2.12	$ 1.95

Outstanding options of 1.6 million as of September 30, 2010 and 2.7 million as of October 3, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Similarly, outstanding warrants issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share as of September 30, 2010 and October 3, 2009.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

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

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U. S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO regarding the ’981 patent.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the U. S. District Court for the Northern District of Georgia, alleging patent infringement, on August 22, 2003 (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively.  On April 22, 2009, our bench trial in the District Court concluded, and we filed post-trial briefs on May 23, 2009, and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Federal Circuit, while we filed our notice of cross appeal on September 14, 2009.  On June 3, 2010, the Court of Appeals ruled in our favor, affirming the District Court’s decision of invalidity of the patents in suit, while also affirming the District Court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U. S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because MN and we submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010, for those parties that have not settled by that date.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U. S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U. S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  IPC and we filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review, and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”) and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the District Court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the District Court.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Federal Circuit Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims.  The eight day bench trial commenced on February 22, 2010, and concluded on March 3, 2010.  On June 29, 2010, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, not invalid, and not unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. We intend to defend these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U. S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We filed an Answer and Counterclaims on December 8, 2008, and on March 17, 2009, we filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  A four day bench trial was held from October 12 through October 15, 2010, in the U.S. District Court for the Eastern District of Texas, and we are now waiting for a decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  We filed an Answer on May 19, 2009, and the Court scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  On June 8, 2010, a new patent that was later listed in the Orange Book was issued to Pronova.  On October 14, 2010, the Markman hearing previously scheduled for October 22, 2010, was rescheduled to occur on the same day as the pre-trial conference scheduled for March 15, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

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

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, with an initial Rule 16 conference scheduled for November 8, 2010.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 20, 2010, Schering-Plough HealthCare Products (“Schering-Plough”), Santarus, Inc. (“Santarus”), and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos., 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  We intend to pursue our appeal and defend this action vigorously.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On October 13, 2010, we filed a stipulation and order for extension of time to answer the complaint.  We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims.  We intend to vigorously defend this lawsuit and will seek to have it dismissed.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Massachusetts, Kentucky, Idaho and Alaska, with trials commencing on January 3, 2011, May 10, 2011, September 26, 2011 and May 7, 2012, respectively.  In the Texas suit, the trial is expected to commence in the first quarter of 2011. In the Alabama suit, the Supreme Court of Alabama entered an order staying all proceedings in the State’s case against us on May 25, 2010.  On June 10, 2010, the State moved to lift the stay ordered by the Supreme Court of Alabama, and we filed an opposition to the State’s motion on June 15, 2010.  On September 30, 2010, the Supreme Court of Alabama lifted the stay, and the trial has been scheduled to commence on January 10, 2011.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2.3 million.   In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the Court entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us.  The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided, or are in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the second quarter of 2010, we engaged the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

We maintain an accrual for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs (the “VA”) for the periods 2004 to 2007 (the “VA Contingency”) that is currently being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Accordingly, the Inspector General may take a position contrary to the position that we have taken, and we may be required to rebate or credit funds to the VA.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss due to the Inspector General’s review is approximately $5.2 million, including interest, which we have accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010.  In August 2010, we received written communication from the VA and we are currently in the process of preparing our formal response to the VA.  We currently anticipate discussing potential resolution of the matter in the fourth quarter of 2010.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.

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

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Revenues:
Par Pharmaceutical	$ 209,747	$ 269,442	$ 713,724	$ 839,690
Strativa	24,693	25,360	68,122	63,148
Total revenues	$ 234,440	$ 294,802	$ 781,846	$ 902,838

Gross margin:
Par Pharmaceutical	$ 84,734	$ 72,934	$ 226,798	$ 195,666
Strativa	18,560	19,204	51,465	46,949
Total gross margin	$ 103,294	$ 92,138	$ 278,263	$ 242,615

Operating income (loss):
Par Pharmaceutical	$ 51,409	$ 48,260	$ 132,327	$ 124,500
Strativa	(10,795)	(5,883)	(24,229)	(18,634)
Total operating income (loss)	$ 40,614	$ 42,377	$ 108,098	$ 105,866
Gain on bargain purchase	-	-	-	3,021
Gain on extinguishment of senior subordinated convertible notes	-	1,615	-	2,364
Loss on marketable securities and other investments, net	3,567	-	3,567	(55)
Interest income	341	504	942	2,328
Interest expense	(928)	(1,773)	(2,754)	(6,935)
Provision for income taxes	12,933	16,209	34,731	39,833
Income from continuing operations	$ 30,661	$ 26,514	$ 75,122	$ 66,756

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Nine months ended
Product	September 30,	October 3,	September 30,	October 3,
	2010	2009	2010	2009
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$97,360	$161,104	$400,247	$579,667
Sumatriptan succinate injection (Imitrex®)	18,315	16,669	53,062	54,513
Omeprazole (Zegerid®)	13,508	-	14,085	-
Dronabinol (Marinol®)	9,073	6,570	20,347	19,073
Clonidine TDS (Catapres TTS®)	7,848	20,393	52,599	20,393
Meclizine Hydrochloride (Antivert®)	6,219	10,687	25,771	29,412
Nateglinide (Starlix®)	5,960	3,184	10,948	3,184
Tramadol ER (Ultracet ER®)	5,546	-	16,508	-
Cholestyramine Powder (Questran®)	4,214	2,960	9,810	7,318
Cabergoline (Dostinex®)	3,221	3,056	9,735	9,931
Megestrol oral suspension (Megace®)	2,629	2,356	6,646	7,003
Methimazole (Tapazole®)	2,423	3,039	7,853	7,433
Propranolol HCl ER (Inderal LA®)	1,707	2,788	4,653	9,998
Other (1)	26,279	35,295	71,762	87,760
Other product related revenues (2)	5,445	1,341	9,698	4,005
Total Par Pharmaceutical Revenues	$209,747	$269,442	$713,724	$839,690

Strativa
Megace® ES	$16,806	$19,085	$46,097	$49,675
Nascobal® Nasal Spray	4,922	3,775	12,924	5,973
OravigTM	101	-	101	-
Other product related revenues (2)	2,864	2,500	9,000	7,500
Total Strativa Revenues	$24,693	$25,360	$68,122	$63,148

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month or nine-month periods ended September 30, 2010 or October 3, 2009.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay, which was acquired by Abbott Labs.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Unimed and Besins (see “Legal Proceedings” in Note 13, “Commitments, Contingencies and Other Matters”).

During the nine-month period ended September 30, 2010, we recognized a gain on the sale of product rights of $6.0 million, and during the nine month period ended October 3, 2009, of $3.2 million, related to the sale of multiple ANDAs.

Note 16 - Research and Development Agreements:

In June 2008, through an exclusive licensing agreement with MonoSol Rx (“MonoSol”), Strativa acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®) for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted below.  The amendment provided for a reduction in future payments, thus improving gross margins on future sales of Zuplenz®.  On July 2, 2010, the FDA approved Zuplenz®, which we offer in 4mg and 8mg dosage strengths.  We paid MonoSol a total of $6.0 million as a result of the FDA approval.  We launched Zuplenz® in October 2010.  MonoSol will supply the product and Strativa will pay MonoSol royalties on net sales of the product.  MonoSol will also be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.

In December 2009, concurrently with the amendment of the Zuplenz® agreement noted above, Strativa entered into another exclusive licensing agreement with MonoSol to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of up to three potential new products.  Under this agreement, we made a one-time payment of $6.5 million, which was charged to research and development expense.  On May 24, 2010, Strativa and MonoSol reached a mutual decision to discontinue the development of the first product under the agreement.  On June 22, 2010, MonoSol delivered certain development results for the second product, triggering a 90-day option period during which Strativa may elect to have MonoSol continue development of the second product.  Strativa and MonoSol are continuing discussions beyond the 90-day option period regarding the second product.  In addition, during the two-year period ending December 9, 2011, Strativa may elect to have MonoSol develop a third product under the agreement.  If Strativa elects to continue development of either of the second or third products, we may make subsequent payments to MonoSol of up to $8.65 million per product, depending upon MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol would supply commercial quantities of the product(s) under separate license and supply agreements that would be entered into by the parties, and Strativa would commercialize the product(s) in the United States and pay MonoSol royalties on any future net sales.

In second quarter of 2010, Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5.5 million that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5.5 million based upon certain development activities, FDA approval, certain conditions and sales.  The first of such milestones was achieved during the second quarter of 2010, and the resultant $0.5 million payment was expensed as research and development.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on any future sales.

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

The following table summarizes the activity for the nine-month period of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of September 30, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at September 30, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$776	-	-	$410
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$776	$ -	$ -	$410

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

Note 19 – Recent Accounting Pronouncements:

We adopted the provisions of FASB ASC 855-10 Subsequent Events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements.  FASB ASC 855-10 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  FASB ASC 855-10 was effective for interim and annual periods after June 15, 2009.  We evaluated the period after the balance sheet date and determined that there were no subsequent events or transactions that required recognition or disclosure in the condensed consolidated financial statements, except as disclosed in Note 20.

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

Note 20 – Subsequent Events:

On October 1, 2010, we entered into a Credit Agreement with a syndicate of banks with JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent.  The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $75 million.  We have not drawn on the revolving credit facility as of the date of this Form 10-Q.  The revolving credit facility provides us with an expansion option to increase commitments thereunder, or enter into incremental term loans, up to an additional $25 million under certain circumstances.  The maturity date for the revolving credit facility is October 1, 2013.  The interest rates payable under the Credit Agreement will be based on defined published rates plus an applicable margin.   We must pay a commitment fee based on the unused portion of the revolving credit facility.  The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final approval from the U.S. Food and Drug Administration for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL) on October 1, 2010.  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB Manufacturing, Inc.’s Tussionex®, which is used for relief of cough and upper respiratory symptoms associated with allergy or a cold.  We will participate in a profit sharing arrangement with Tris Pharma based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.

On October 4, 2010, UCB filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims.  We intend to vigorously defend this lawsuit and will seek to have it dismissed.

On October 18, 2010, Strativa launched Zuplenz®, MonoSol Rx’s oral soluble film formulation of ondansetron for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  The FDA had approved Zuplenz®, which is offered in 4mg and 8mg dosage strengths, on July 2, 2010.  We paid MonoSol milestone payments totaling $6 million in July 2010.  The product is manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

On October 26, 2010, we entered into an amended and restated license and supply agreement with Swedish Orphan Biovitrum (Sobi) covering the European development and commercialization rights of Strativa's Nascobal® Nasal Spray.  Strativa acquired the worldwide rights to Nascobal® Nasal Spray from QOL Medical, LLC in March 2009 (refer to Note 18 – Business Combinations), which included a pre-existing agreement with Sobi.  Under the terms of the amended agreement, Sobi will conduct and pay for all development activities to seek European regulatory approval of Nascobal® Nasal Spray.  Subject to receipt of applicable regulatory approvals, on a country-by-country basis, Sobi will commercialize the product in Europe and pay Strativa a royalty on net sales (if any).

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, to be effective as of January 1, 2011.  The new employment agreement will replace Mr. LePore’s current employment agreement, dated as of March 4, 2008.  Mr. LePore was first appointed as our President and Chief Executive Officer on September 26, 2006.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.

Pursuant to the employment agreement, Mr. LePore will receive an initial annual base salary of $900,000, subject to review and increase by the Board of Directors (the “Board”).  Mr. LePore will be eligible for an annual bonus (with a target amount equal to 100% of his annual base salary), determined by the Board in its discretion.  Mr. LePore also will be eligible to receive an incentive compensation award based on the company’s achievement of certain performance objectives.  The amount of the incentive compensation award will be based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011-December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR or 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  Mr. LePore will not be eligible to participate in our annual long-term incentive programs.  Instead, promptly after the effective date of the employment agreement, Mr. LePore will be granted an equity award consisting of restricted stock units with a total grant date economic value of $1,850,000.  The units will vest on the earlier of (a) the expiration of Mr. LePore’s employment term on December 31, 2013, (b) the date that a change of control (as defined in the agreement) occurs, and (c) the date of an eligible earlier termination of Mr. LePore’s employment term in accordance with the provisions of the agreement.  During his employment term, we will pay the premiums on a $3,000,000 term life insurance policy for the benefit of Mr. LePore’s estate.

In the event that Mr. LePore’s employment is terminated (a) by us without cause (as defined in the employment agreement) or (b) by Mr. LePore upon a material breach of the agreement by us, Mr. LePore will be entitled to receive a severance payment equal to two times (i) his annual base salary then in effect and (ii) if his termination is not a result of Mr. LePore’s “Poor Performance” (as defined in the agreement), his last annual cash bonus for the most recently-completed fiscal year, if any.  In the event that Mr. LePore’s employment is terminated within one year following a change of control other than for cause, then Mr. LePore will have twenty-four (24) months from the date of termination to exercise any vested equity awards granted before the effective date of the agreement and three (3) months from the date of termination to exercise any vested equity awards granted after the effective date of the agreement, so long as the applicable plan underlying the awards is still in effect and the awards have not expired.  If Mr. LePore’s employment is terminated after a change of control by us without cause or by Mr. LePore upon our material breach of the agreement, his grants of time-based restricted stock made during calendar year 2008 will vest on the date of termination, and if a change of control occurs two (2) or more years after the grant date, such 2008 grants will vest on the date of the change of control, so long as the applicable plan underlying the awards is still in effect and the awards have not expired.

For purposes of the employment agreement, “Poor Performance” means the consistent failure to meet reasonable performance expectations and goals (other than any such failure resulting from incapacity due to physical or mental illness).  However, termination for Poor Performance will not be effective unless at least 30 days prior to such termination Mr. LePore receives notice from the Board which specifically identifies the manner in which Mr. LePore has not met the prescribed performance expectations and goals and he has not corrected such failure or made substantial and material progress in correcting such failure to the satisfaction of the Board.  Mr. LePore has agreed for a period of one year following termination of his employment not to solicit business or employees away from the Company and not to provide any services that may compete with our business, provided that Mr. LePore may be a passive owner of not more than one (1%) percent of any publicly-traded class of capital stock of any entity engaged in a competing business.  However, these restrictions would not apply if the employment term is terminated by us without cause or by Mr. LePore for our material breach of the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2009, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The introduction of new manufactured and distributed products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  In late 2008 and early 2009, we resized Par, our generic products division, as part of an ongoing strategic assessment of our businesses.  This initiative was intended to enable us to optimize our current generic product portfolio and our pipeline of first-to-file and first-to-market generic products.  As a result, we believe we are better positioned to compete in the generic marketplace over the long term.  Our internal research and development now targets high-value, first-to-file Paragraph IV or first–to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partner with technology based companies that can deliver similar product opportunities.  We had 11 confirmed first-to-files and four potential first-to-market product opportunities.  Generally, FDA approved products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements because under such agreements we pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

To continue the development of Strativa, we acquired the worldwide rights to Nascobal® Nasal Spray on March 31, 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  We launched OravigTM, an antifungal therapy to be used for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer to which Strativa has exclusive U.S. commercialization rights under a licensing agreement with BioAlliance in the third quarter of 2010.  We also launched Zuplenz® (ondansetron) oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting to which Strativa has exclusive U.S. commercialization rights under a licensing agreement with MonoSol in the fourth quarter of 2010.

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

A number of provisions of healthcare reform will have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that are currently expected to impact our 2010 net revenues, gross margin and net income include, but are not limited to the following (all items are effective January 1, 2010 unless otherwise noted):

•

Increase in the Medicaid rebate rate.  The base rebate rate on sales of branded drugs (Strativa) and authorized generics (Par) into the Medicaid channel has been retroactively increased from 15.1% of AMP (average manufacturer price) to 23.1% of AMP.  The base rebate on sales of multisource generic products (Par) into the Medicaid channel have been retroactively increased from 11% of AMP to 13% of AMP.  The base rebate is one component of the calculation for branded drugs and authorized generics, and may or may not result in an increase in rebates for a particular product.

•

Effective March 23, 2010, there is an extension of Medicaid rebates to drugs consumed by patients enrolled in Medicaid Managed Care Organizations (MMCOs).  Prior to healthcare reform, MMCOs were not entitled to Medicaid rebates, as the drug benefit was independently managed by the commercial managed care entity.  Given our current product portfolio, which is weighted more toward generic products, our exposure to commercial rebates for patients enrolled in MMCOs was low prior to March 23, 2010.

•

Increased Medicaid rebates for products defined as a line extension through application of an inflation penalty back to the original formulation price.

•

Expansion of the number of entities qualifying for Public Health System (PHS) status and therefore eligible to receive PHS pricing, which is typically equal to the net Medicaid price after rebates.

We have estimated the impact of the above healthcare reform provisions and recorded incremental accounts receivable reserves at September 30, 2010.  For the nine months ended September 30, 2010, the impact of healthcare reform approximated a decrease of $4.6 million of net revenues and $2.5 million of gross margin.  Our estimate of the full year 2010 impact of these provisions is a decrease of approximately $6 million to $7 million of net revenues and $3 million to $4 million of gross margin.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

In addition, the following provisions will go into effect in the fourth quarter of 2010:

•

Revisions to the AMP calculation.  This provision is currently not expected to have a significant impact on 2010 net revenues or gross margins.

•

Change in the Federal Upper Limit as it relates to the pharmacy reimbursement of multisource drugs. This provision is expected to reduce the Medicaid funding from the federal government.  While it is impractical to quantify the impact of the provision, it is expected to result in increased pressure at the state level to drive Medicaid utilization to low cost alternatives such as generic products.

•

Publication of monthly weighted average AMP by therapeutic class and retail price surveys.  It is not practical to forecast the impact of this provision on 2010 net revenues of gross margins.

In 2011, the following provisions will go into effect:

•

  An annual, non tax deductible, pharmaceutical fee to be assessed by the Secretary of the Treasury on any manufacturer or importer with gross receipts from the sale of branded prescription and authorized generic drugs to the following government programs and entities: Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs, Department of Defense, and Tricare.  The total pharmaceutical fee, which is set at $2.5 billion for 2011, will be allocated across the pharmaceutical industry based upon relative market share into these programs.  The total fee increases each year thereafter, reaching $4.1 billion in 2018.

The market share calculation utilized to allocate the fee is to be calculated utilizing the prior year’s sales.  For example, the initial 2011 fee will be allocated utilizing 2010 market share figures.  To date, there has been no formal guidance from the Secretary of the Treasury and data regarding the total population of sales into the specified government programs.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $0.6 million and $2.0 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities, and

o

the volume of Strativa’s sales of branded products, particularly as we continue to seek to accelerate the growth of our branded business.

•

A new 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded and authorized generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).   The 2011 impact of this provision on the gross margin of Strativa is estimated as less than $0.5 million.  We have not fully quantified the impact of this provision on Par Pharmaceutical.

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

In the three month and nine month periods ended September 30, 2010, our generic business net revenues and gross margin were concentrated in a few products.  The top eight generic products (metoprolol succinate ER (metoprolol), the clonidine transdermal system (clonidine TDS), sumatriptan, meclizine, tramadol ER, dronabinol, nateglinide, and omeprazole) accounted for approximately 70% of our total consolidated revenues in the three month period ended September 30, 2010 and for approximately 76% of our total consolidated revenues in the nine month period ended September 30, 2010.  The top eight generic products accounted for approximately 54% of our total consolidated gross margins in the three month period ended September 30, 2010 and for approximately 58% of our total consolidated gross margins in the nine month period ended September 30, 2010.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced in August 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we were no longer the sole distributor for those two SKUs (25mg and 50mg).  On April 15, 2010, Watson Pharmaceuticals also announced that the FDA had approved its two other ANDAs for metoprolol.  Par was no longer the sole distributor for the 100mg and 200mg SKUs after Watson’s approval.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each of Watson’s entries into the market. Wockhardt, an India based pharmaceutical company, announced they received FDA approval for all four strengths of metoprolol on July 23, 2010.  Our sales volume and unit price for metoprolol were adversely impacted by this second generic competitor.  Additional competitors on any or all of the four SKUs during the remainder of 2010 would result in significant additional declines in sales volume and unit price which would negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  As the authorized generic distributor for metoprolol we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could have a negative effect on our revenues and gross margins.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS®.  The product is manufactured by a third party development partner with whom we have a profit sharing arrangement.  From launch to July 15, 2010, we were the sole generic distributor of this product.  On July 16, 2010, Mylan received FDA approval for its generic version of clonidine TDS, therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted due to Mylan’s receipt of FDA approval and subsequent launch.  Any additional competition in 2010 could result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.  In May 2010, our third party partner received a Warning Letter from the FDA that cited conditions at the facility where clonidine TDS is manufactured that the FDA investigators believe may violate current Good Manufacturing Practices, based on their observations made between October and December of 2009.  Our third party partner has responded to the Warning Letter and is working with the FDA to conclude this matter, but we cannot guarantee that our partner will not be subject to additional regulatory action by the FDA.  This product has a long manufacturing lead time, and any disruption in supply at our third party partner could also have a negative effect on our revenues and gross margins.  We will continue to monitor this matter to assess any potential future negative impact on our sales of clonidine TDS and related gross margins.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to September 30, 2010, we remained the sole generic distributor of three SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was $1.1 million at September 30, 2010 and will be amortized over approximately two years.

We marketed meclizine prior to an explosion at the manufacturing facility of our active pharmaceutical ingredient (“API”) supplier in early 2008.  Subsequently, we qualified a new API source and received the appropriate approval from the FDA of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the latter half of 2008.  From the beginning of 2009 to May 2010, we believe we were the exclusive supplier of this generic product.  In June 2010, a competitor entered this market.   This new competition negatively impacted our sales and gross margins for meclizine.  Any additional competition in 2010 could result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  Tramadol ER is used to relieve pain, including pain after surgery and for chronic ongoing pain.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In July 2010, we launched two strengths of omeprazole/sodium bicarbonate capsules.  Omeprazole/sodium bicarbonate capsules are the generic version of Zegerid®.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for these two strengths of the product.  We are one of two competitors in this market, with the other competitor being the authorized generic.  Omeprazole/sodium bicarbonate capsules had been the subject of litigation in the U. S. District Court for the District of Delaware, but in April 2010, the Court ruled in our favor, finding that the related patents were invalid as being obvious and without adequate written description.  The case is currently on appeal to the U.S. Court of Appeals for the Federal Circuit.  We will continue to vigorously defend the appeal.

In addition, our investments in generic product development are expected to yield approximately five to seven new ANDA filings during each of 2011, 2012 and 2013.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may not occur or may be delayed due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of our current portfolio.  We or our strategic partners currently have approximately 27 ANDAs pending with the FDA, which includes 11 first-to-file and four first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.

Strativa Pharmaceuticals (proprietary products)

For Strativa, we will continue to invest in the marketing and sales of our current products and prepare for and begin to commercialize our in-licensed products.  In addition, we will continue to seek new licenses and acquisitions to accelerate Strativa’s growth.

In July 2005, we received FDA approval for our first NDA, filed pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, and immediately began marketing megestrol acetate oral suspension NanoCrystal® Dispersion (“Megace® ES”).  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $2.8 million at September 30, 2010 and will be amortized over approximately two years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® Nasal Spray, in March

2009, and the FDA approvals of OravigTM and Zuplenz® in 2010, Strativa increased its sales force and turned its focus on marketing all of the portfolio of products.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (which was subsequently acquired by Abbott Laboratories) that provides for our branded sales force to co-promote Androgel® for a period of six years, unless the agreement is modified.  As compensation for our marketing and sales efforts, we will receive up to $10 million annually, paid quarterly, for the six-year period.  A lawsuit was filed in 2009 by the Federal Trade Commission (“FTC”) alleging violations of antitrust laws stemming from our court approved settlement of patent litigation with Solvay Pharmaceuticals and its subsidiary Unimed Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  For more information regarding the lawsuit, refer to Note 13 to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's miconazole, buccal tablets, which is marketed in Europe under the brand name Loramyc®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Strativa markets this product under the trade name of OravigTM in the U.S.  On April 16, 2010, the FDA approved OravigTM.  We paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.

  In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®) for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  On July 2, 2010, the FDA approved Zuplenz®, which is offered in 4mg and 8mg dosage strengths, and Strativa launched Zuplenz® in the fourth quarter of 2010.  We paid MonoSol additional milestone payments totaling $6 million in July 2010.  The product is manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (Cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC (“QOL Medical”).  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal® Nasal Spray.  We manufacture Nascobal® Nasal Spray with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $47.9 million at September 30, 2010 and will be amortized over approximately 11 years.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical (generic products) segment and our Strativa (proprietary products) segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended			Nine months ended
($ amounts in thousands)	September 30,	October 3,		September 30,	October 3,
Product	2010	2009	$ Change	2010	2009	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$ 97,360	$ 161,104	($63,744)	$ 400,247	$ 579,667	($179,420)
Sumatriptan succinate injection (Imitrex®)	18,315	16,669	1,646	53,062	54,513	(1,451)
Omeprazole (Zegerid®)	13,508	-	13,508	14,085	-	14,085
Dronabinol (Marinol®)	9,073	6,570	2,503	20,347	19,073	1,274
Clonidine TDS (Catapres TTS®)	7,848	20,393	(12,545)	52,599	20,393	32,206
Meclizine Hydrochloride (Antivert®)	6,219	10,687	(4,468)	25,771	29,412	(3,641)
Nateglinide (Starlix®)	5,960	3,184	2,776	10,948	3,184	7,764
Tramadol ER (Ultracet ER®)	5,546	-	5,546	16,508	-	16,508
Cholestyramine Powder (Questran®)	4,214	2,960	1,254	9,810	7,318	2,492
Cabergoline (Dostinex®)	3,221	3,056	165	9,735	9,931	(196)
Megestrol oral suspension (Megace®)	2,629	2,356	273	6,646	7,003	(357)
Methimazole (Tapazole®)	2,423	3,039	(616)	7,853	7,433	420
Propranolol HCl ER (Inderal LA®)	1,707	2,788	(1,081)	4,653	9,998	(5,345)
Other	26,279	35,295	(9,016)	71,762	87,760	(15,998)
Other product related revenues	5,445	1,341	4,104	9,698	4,005	5,693
Total Par Pharmaceutical Revenues	$ 209,747	$ 269,442	($59,695)	$ 713,724	$ 839,690	($125,966)

Strativa
Megace® ES	$ 16,806	$ 19,085	($2,279)	$ 46,097	$ 49,675	($3,578)
Nascobal® Nasal Spray	4,922	3,775	1,147	12,924	5,973	6,951
OravigTM	101	-	101	101	-	101
Other product related revenues	2,864	2,500	364	9,000	7,500	1,500
Total Strativa Revenues	$ 24,693	$ 25,360	($667)	$ 68,122	$ 63,148	$ 4,974

	Three months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$209,747	$269,442	($59,695)	(22.2%)	89.5%	91.4%
Strativa	24,693	25,360	(667)	(2.6%)	10.5%	8.6%
Total revenues	$234,440	$294,802	($60,362)	(20.5%)	100.0%	100.0%

The decrease in generic segment revenues in the third quarter and year-to-date period of 2010 was primarily due to;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the third quarter of 2010 can be attributed to volume of units sold (approximately 53% of total dollar decrease) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to significantly decline in the future as more competitors enter this market.

•

We launched clonidine in August 2009 as the sole generic distributor, and we remained the exclusive supplier to this market on all strengths through August 2010.  On July 16, 2010, Mylan received FDA approval for clonidine and subsequently launched its product, therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted.  Any additional competition will result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins in future periods.

•

Additional competition for meclizine beginning in June 2010.

The decreases above in the third quarter and year-to-date period of 2010 were tempered by;

•

The launch of omeprazole in late June 2010 and tramadol ER (generic Ultram ER®), which launched in the fourth quarter of 2009 with the authorized generic as the only competitor.

•

The increase of net sales of dronabinol, mainly due to volume increase.  Our only competitor in the dronabinol market continues to be Watson as the authorized generic.

•

Improved royalties from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010.

 Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 63% of our total product revenues for the three month period ended September 30, 2010 and approximately 77% of our total product revenues for the three month period ended October 3, 2009.  The decrease in the percentage is primarily driven by the launch of omeprazole in 2010 and tramadol ER, which launched in the fourth quarter of 2009, combined with decreased revenues of metoprolol and clonidine.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The decrease in the Strativa segment revenues in the third quarter of 2010 was primarily due to the net sales decrease of Megace® ES primarily due to decreased volume and lower prescription levels tempered by a single digit increase in average net selling price and also tempered by the continued growth of Nascobal® Nasal Spray, which was relaunched in the second quarter of 2009.

In the third quarter of 2010, Strativa launched OravigTM.  In connection with the launch, our direct customers ordered, and we shipped, OravigTM units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the three month period ended September 30, 2010, we have recognized $0.1 million of OravigTM revenues and deferred $1.5 million related to product that has been shipped to customers but not yet been prescribed to patients.  We will modify our revenue recognition for OravigTM at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

	Nine months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$713,724	$839,690	($125,966)	(15.0%)	91.3%	93.0%
Strativa	68,122	63,148	4,974	7.9%	8.7%	7.0%
Total revenues	$781,846	$902,838	($120,992)	(13.4%)	100.0%	100.0%

Net sales of distributed products, which consist of products manufactured under contract and licensed products, were approximately 72% of our total product revenues for the nine month period ended September 30, 2010 and approximately 80% of our total product revenues for the nine month period ended October 3, 2009.  The decrease in the percentage is driven by the decreased revenues of metoprolol tempered by the 2009 launch of clonidine and tramadol ER and the 2010 launch of omeprazole.  We are substantially dependent upon distributed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

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

Our gross revenues for the nine month periods ended September 30, 2010 and October 3, 2009 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Nine months ended
($ thousands)	September 30, 2010	Percentage of Gross Revenues	October 3, 2009	Percentage of Gross Revenues
Gross revenues	$ 1,153,959		$ 1,227,622

Chargebacks	(160,223)	13.9%	(126,973)	10.3%
Rebates and incentive programs	(98,097)	8.5%	(91,747)	7.5%
Returns	(16,921)	1.5%	(21,933)	1.8%
Cash discounts and other	(66,210)	5.7%	(63,548)	5.2%
Medicaid rebates and rebates due under other US Government pricing programs	(30,662)	2.7%	(20,583)	1.7%
Total deductions	(372,113)	32.2%	(324,784)	26.5%

Total revenues	$ 781,846	67.8%	$ 902,838	73.5%

The total gross-to-net adjustments as a percentage of sales increased for the nine months ended September 30, 2010 compared to the nine months ended October 3, 2009 primarily due to an increase in chargebacks, rebates, and Medicaid rebates and rebates due under other U.S. Government pricing programs.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by a significant decrease in sales of products that carry lower than average chargeback rates , mainly metoprolol , coupled with a decrease in the percentage of non-wholesaler sales, and we also experienced higher chargeback rates for certain products that had additional competition in 2010.

•

Rebates and incentive programs: the increase in percentage of gross revenues primarily driven by product and customer mix as a result of the increased competition of key products.

•

Returns: the decrease in the percentage of gross revenues was driven by an overall improvement in our historical return rate due to product mix.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to higher Tri C are rebates that were effective January 1, 2010.  This was coupled with the impact of the March 2010 health care reform acts which led to higher Medicaid rebates rates and additional patients eligible for managed Medicaid benefits.

The following tables summarize the activity for the nine months ended September 30, 2010 and October 3, 2009 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	For the Nine Months Ended September 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($160,146)	($77)	(1)	$158,090	($18,244)
Rebates and incentive programs	(39,938)	(96,901)	(1,196)	(3)	106,802	(31,233)
Returns	(39,063)	(17,358)	437		10,941	(45,043)
Cash discounts and other	(19,160)	(64,236)	(1,974)	(4)	69,491	(15,879)
Total	($114,272)	($338,641)	($2,810)		$345,324	($110,399)

Accrued liabilities (2)	($24,713)	($30,048)	($614)		$20,249	($35,126)

	For the Nine Months Ended October 3, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($126,538)	($435)	(1)	$146,466	($13,245)
Rebates and incentive programs	(27,110)	(91,904)	157		75,513	(43,344)
Returns	(38,128)	(22,010)	77		20,012	(40,049)
Cash discounts and other	(13,273)	(63,548)	-		59,409	(17,412)
Total	($111,249)	($304,000)	($201)		$301,400	($114,050)

Accrued liabilities (2)	($21,912)	($22,780)	$2,197	(5)	$14,820	($27,675)

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

(4)

During the third quarter of 2010, the Company settled a customer dispute related to the January 2009 metoprolol price increase. As a result the Company recorded an additional reserve of $1.1 million.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	September 30,	October 3,		September 30,	October 3,
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical	$84,734	$72,934	$11,800	40.4%	27.1%
Strativa	18,560	19,204	(644)	75.2%	75.7%
Total gross margin	$103,294	$92,138	$11,156	44.1%	31.3%

The increase in Par Pharmaceutical gross margin dollars for the three months ended September 30, 2010 is primarily due to the launches of omeprazole, and tramadol ER, tempered by lower sales of metoprolol, clonidine, and meclizine.  The top eight sales volume generic products (metoprolol, sumatriptan, omeprazole, dronabinol, clonidine, meclizine, nateglinde, and tramadol ER) accounted for approximately $56 million gross margin dollars and a margin percentage of approximately 34% for the third quarter of 2010.  For the third quarter of 2009, these top net revenue products (excluding omeprazole and tramadol ER both of which launched after the third quarter of 2009) totaled approximately $48 million gross margin dollars with a margin percentage of approximately 22%.  The increase in the third quarter of 2010 compared to the third quarter of 2009 is primarily due to the launches of omeprazole and tramadol ER, tempered by declines in metoprolol, clonidine and meclizine.

Gross margin dollars related to all other Par generic revenues totaled approximately $29 million with a margin percentage of approximately 63% for the third quarter of 2010.  For the third quarter of 2009, gross margin dollars for all other generic revenues totaled approximately $24 million with a margin percentage of approximately 48%.  Gross margin dollars for these revenue streams were mainly improved by royalties from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010.

Strativa gross margin dollars decreased for the three months ended September 30, 2010, primarily due to lower Megace® ES gross margin dollars which were negatively impacted by healthcare reform in 2010, offset by the continued gross margin dollar growth from Nascobal® Nasal Spray since its relaunch in the second quarter of 2009.

	Nine months ended
				Percentage of Total Revenues
	September 30,	October 3,		September 30,	October 3,
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical	$226,798	$195,666	$31,132	31.8%	23.3%
Strativa	51,465	46,949	4,516	75.5%	74.3%
Total gross margin	$278,263	$242,615	$35,648	35.6%	26.9%

The increase in Par Pharmaceutical gross margin dollars for the nine months ended September 30, 2010 is primarily due to the launches of clonidine, omeprazole, and tramadol ER, coupled with royalties from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010 and tempered by lower sales of metoprolol.  The top eight sales volume Par products (metoprolol, clonidine, sumatriptan, meclizine, tramadol ER, dronabinol, nateglinide, and omeprazole) accounted for approximately $162 million gross margin dollars and a margin percentage of approximately 27% for the nine month period ending September 30, 2010.  For the comparable period of 2009, these top net revenue products (excluding omeprazole and tramadol ER both of which launched after the third quarter of 2009) totaled approximately $130 million gross margin dollars with a margin percentage of approximately 18%.  The increase is primarily due to the clonidine, tramadol ER and omeprazole launches tempered by the metoprolol decline.

Gross margin dollars related to all other Par generic revenues totaled approximately $65 million with a margin percentage of approximately 54% for the nine month period ended September 30, 2010.  For the comparable period of 2009, gross margin dollars for all other generic revenues totaled approximately $65 million with a margin percentage of approximately 49%.  Gross margin dollars for this group of products were negatively impacted by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including propranolol and ranitidine syrup offset by increased royalties (from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010) and increased risperidone gross margin dollars.

Strativa gross margin dollars increased for the nine months ended September 30, 2010, primarily due to the acquisition of Nascobal® Nasal Spray and the associated relaunch of the product in the second quarter of 2009.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$9,594	$6,034	$3,560	59.0%	4.6%	2.2%
Strativa	551	424	127	30.0%	2.2%	1.7%
Total research and development	$10,145	$6,458	$3,687	57.1%	4.3%	2.2%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense for the three month period ended September 30, 2010 is driven by:

•

Higher biostudy and material costs, combined worth $2.0 million, related to the development of generic products; and

•

A $2.0 million development milestone payment to Tris Pharma, Inc. (“Tris”), our licensing partner, under the terms of a supply and distribution agreement for the development of generic Tussionex®, for which Tris is the holder of the ANDA.  Under the terms of the agreement, Tris will manufacture and Par will market generic Tussionex®.  Par will participate in a profit sharing arrangement with Tris based on the commercial sale of generic Tussionex®.  The ANDA was subsequently approved by the FDA and we commenced a limited launch of generic Tussionex® in the fourth quarter of 2010.  Refer to “Legal Proceedings” in Note 13 to the Condensed Consolidated Financial Statements, “Commitments, Contingencies and Other Matters,” contained elsewhere in this Form 10-Q, for a description of related litigation.

Strativa:

Strativa research and development principally reflects FDA filing fees for the three months ended September 30, 2010 and October 3, 2009.

	Nine months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$35,869	$16,896	$ 18,973	112.3%	5.0%	2.0%
Strativa	1,588	2,671	(1,083)	(40.5%)	2.3%	4.2%
Total research and development	$37,457	$19,567	$ 17,890	91.4%	4.8%	2.2%

Par Pharmaceutical:

In addition to the third quarter items detailed above, the increase in Par’s research and development expense for the nine month period ended September 30, 2010 as compared to the comparable period in 2009 is driven by two outside development agreements entered into during the second quarter of 2010, pursuant to which we paid $17 million:

•

Par acquired an ANDA from a third party for an up-front payment of $11.0 million which was expensed as incurred.  The agreement provides for an additional milestone payment contingent upon certain regulatory events.  Par will retain all profit from the commercial sale of the product if approved by the FDA and launched.  The ANDA is currently under review by the FDA.

•

Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5.5 million dollars.  The arrangement provides for additional milestone payments based upon certain development activities, FDA approval and sales.  The first of such milestones was achieved during the second quarter and the resultant $0.5 million payment was expensed as incurred.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on the commercial sale of the product, if the product is approved by the FDA and launched.  The ANDA is currently under review by the FDA.

Strativa:

The decrease in Strativa’s research and development expense for the nine month period ended September 30, 2010 as compared to the comparable period in 2009 principally reflects the non-recurrence of a $1.0 million milestone payment to MonoSol in the first quarter of 2009 that was triggered by the successful completion of bioequivalence reports for Zuplenz® (ondansetron) (oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting).   In July 2010, the FDA approved Zuplenz®.  The approval triggered $6 million of milestone payments to MonoSol which was paid and capitalized in the third quarter of 2010 as an intangible asset to be expensed to cost of goods sold over the estimated life of the product.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical	$21,498	$20,643	$855	4.1%	10.2%	7.7%
Strativa	28,804	24,663	4,141	16.8%	116.6%	97.3%
Total selling, general and administrative	$50,302	$45,306	$4,996	11.0%	21.5%	15.4%

The net increase in SG&A expenditures principally reflects:

•

an increase of $4.3 million related to our on-going expenditures in support of Strativa sales and marketing, driven by the recently completed 2010 field force expansion of approximately 60 employees related to the late August launch of OravigTM and October launch of Zuplenz® coupled with the associated launch meeting and pre-commercialization marketing activities; and

•

$4.4 million of incremental legal costs driven by activities in the Department of Justice matter and AWP litigation; tempered by,

•

lower estimated general bonus expenditures of $1.9 million.

	Nine months ended
					Percentage of Total Revenues
	September 30,	October 3,			September 30,	October 3,
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical	$61,296	$59,471	$1,825	3.1%	8.6%	7.1%
Strativa	79,106	62,912	16,194	25.7%	116.1%	99.6%
Total selling, general and administrative	$140,402	$122,383	$18,019	14.7%	18.0%	13.6%

The net increase in SG&A expenditures principally reflects:

•

an increase of $13.3 million related to our on-going expenditures in support of Strativa sales and marketing, driven by the annualization of the 2009 field force expansion of approximately 70 additional employees related to the second quarter of 2009 relaunch of Nascobal® Nasal Spray, the recently completed 2010 field force expansion of approximately 60 employees related to the late August launch of OravigTM and October launch of Zuplenz® coupled with the associated launch meeting and pre-commercialization marketing activities and pre-commercialization marketing activities;

•

$2.7 million of one-time severance charges related to the second quarter 2010 termination of two executives;

•

higher legal fees of approximately $5.8 million; tempered by,

•

lower estimated general bonus expenditures of $2.1 million, and

•

lower consulting costs of approximately $2.3 million.

Settlements and Loss Contingencies, net

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Settlements and loss contingencies, net	$2,312	$62	($1,694)	($3,253)

In August of 2010 we settled AWP litigation with the State of Hawaii for $2.3 million.  Refer to Note 13 – Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.

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

Settlements and loss contingencies, net of $3.3 million for the nine months ended October 3, 2009, is principally comprised of a net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.

Restructuring Costs

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Restructuring costs	$ -	($230)	$ -	$1,252

 During the first six months of 2009, we incurred additional costs in conjunction with the on-going execution of a restructuring plan announced in October of 2008.  We expect the remaining liability will result in cash expenditures through 2011.

The following table summarizes the activity for the nine-month period of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of September 30, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at September 30, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$776	-	-	$410
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$776	$ -	$ -	$410

Gain on Sale of Product Rights and other

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Gain on sale of product rights and other	$79	$1,835	$6,000	$3,200

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

In addition, we recognized a gain on the sale of product rights of $1.0 million during the nine-month period ended September 30, 2010 and $3.2 million during the nine-month period ended October 3, 2009, related to the sale of multiple ANDAs.

Operating Income (Loss)

	Three months ended
	September 30,	October 3,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$ 51,409	$ 48,260	$ 3,149
Strativa	(10,795)	(5,883)	(4,912)
Total operating income (loss)	$ 40,614	$ 42,377	($1,763)

	Nine months ended
	September 30,	October 3,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$ 132,327	$ 124,500	$ 7,827
Strativa	(24,229)	(18,634)	(5,595)
Total operating income (loss)	$ 108,098	$ 105,866	$ 2,232

The decrease in our operating income in the three month period ended September 30, 2010, was mainly the result of an increase in gross margin from the generic segment, more than offset by increased field force headcount and marketing expenditures related to Strativa’s late August launch of and OravigTM and October launch of Zuplenz®, coupled with increased R&D expenditures in our Par Pharmaceutical segment and higher legal fees.

For the year-to-date period ended September 30, 2010, the increase in our operating income principally reflects increased gross margin, tempered by increased R&D expenditures in our generic segment, increased sales and marketing expenditures in support of Strativa’s marketing efforts behind Nascobal® Nasal Spray,  OravigTM , and Zuplenz® and higher legal fees.

Gain on Bargain Purchase

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Gain on bargain purchase	$ -	$ -	$ -	$3,021

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

Gain on Extinguishment of Senior Subordinated Convertible Notes

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Gain on extinguishment of senior subordinated convertible notes	$ -	$1,615	$ -	$2,364

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

In June 2009, we repurchased a portion of our senior subordinated convertible notes in the aggregate principal amount of $11.3 million for approximately $10.8 million, including accrued interest.  The repurchase also resulted in the write-off of approximately $0.07 million of deferred financing costs.  We recorded a gain of approximately $0.5 million, in the second quarter of 2009 related to this debt extinguishment.

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

Gain (loss) on Marketable Securities and Other Investments, net

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Gain (loss) on sale of marketable securities and other investments, net	$3,567	$ -	$3,567	($55)

During the third quarter of 2010, we were notified that we were to participate in an “Earnout” payment settlement related to our former investment in Abrika Pharmaceuticals.  Abrika merged with Actavis in 2007.  As part of that transaction, the possibility of potential “Earnout” payments existed if the post-merger entity achieved certain gross profit targets in 2007, 2008 and/or 2009.  The representative of the former Abrika shareholders informed us that a settlement had been reached with Actavis and that our share of that settlement was $3.6 million.  Of this amount, we received $2.5 million in October 2010, with the remainder due in March 2011.

Interest Income

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Interest income	$341	$504	$942	$2,328

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Our return on investments was negatively impacted by the overall decline in yields available on reinvested funds.

Interest Expense

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Interest expense	($928)	($1,773)	($2,754)	($6,935)

On September 30, 2010, our senior subordinated convertible notes matured and we paid our obligations of $47.7 million as of that date.  The notes bore interest at an annual rate of 2.875%, which was payable semi-annually on March 30 and September 30 of each year.  Interest expense principally includes interest on such notes and is lower in 2010 primarily due to our repurchase of notes in the aggregate principal amount of $152.3 million made throughout 2009 and during the fourth quarter of 2008.

Income Taxes

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
Provision for income taxes	$12,933	$16,209	$34,731	$39,833
Effective tax rate	30%	38%	32%	37%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financials Statements - Note 9 – “Income Taxes”).  The effective tax rate for the three months and nine months ended September 30, 2010 reflected the benefit from higher than previously estimated tax deductions specific to U.S. domestic manufacturing companies.  In the nine months ended September 30, 2010, we recorded a tax benefit of $3.8 million due to the resolution of certain tax contingencies.

Discontinued Operations

	Three months ended		Nine months ended
	September 30,	October 3,	September 30,	October 3,
($ in thousands)	2010	2009	2010	2009
(Benefit) provision for income taxes	$127	$176	($105)	$528
Gain (loss) from discontinued operations	($127)	($176)	$105	($528)

In January 2006, we announced the divestiture of FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  In the periods presented we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In addition, in the nine month period ended September 30, 2010, we recognized a tax benefit of $0.4 million to discontinued operations due to the resolution of certain tax contingencies.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.

FINANCIAL CONDITION

Liquidity and Capital Resources

Nine months ended
September 30,
($ in thousands)	2010
Cash and cash equivalents at beginning of period	$ 121,668
Net cash provided by operating activities	148,290
Net cash used in investing activities	(53,573)
Net cash used in financing activities	(39,305)
Net increase in cash and cash equivalents	$ 55,412
Cash and cash equivalents at end of period	$ 177,080

Cash provided by operations for the nine months ended September 30, 2010, reflects increased gross margin dollars generated from revenues coupled with net accounts receivable collections, inventory draw downs and utilization of income tax receivables.  Cash flows used by investing activities were primarily driven by acquisition of product rights related intangibles and the net investment in available for sale debt securities.  Cash provided by financing activities in the nine month period ended September 30, 2010 mainly represented the payment of obligations with the maturity of the senior subordinated convertible notes offset by the proceeds from stock option exercises.

Our working capital, current assets minus current liabilities, of $325 million at September 30, 2010 increased approximately $62 million from $263 million at December 31, 2009, which primarily reflects the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 3.59x at September 30, 2010 compared to 2.44x at December 31, 2009.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Nine months ended
	September 30,	October 3,
($ in thousands)	2010	2009
Cash received from customers, royalties and other	$ 879,048	$ 908,713
Cash paid for inventory	(106,090)	(162,326)
Cash paid to employees	(67,577)	(52,772)
Cash paid to all other suppliers and third parties	(519,017)	(619,760)
Interest (paid) received, net	355	409
Income taxes (paid) received, net	(38,428)	(4,666)
Net cash provided by operating activities	$ 148,290	$ 69,598

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The decrease for the 2010 year-to-date period as compared to the prior year comparable period can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower sales of metoprolol.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 27 ANDAs pending with the FDA, including 11 first-to-file and four first-to-market opportunities.  Strativa launched OravigTM in the third quarter of 2010 and launched Zuplenz® in the fourth quarter of 2010.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

Effective October 1, 2010, we also entered into a $75 million unsecured credit facility with JP Morgan as Administrative Agent and US Bank as Synication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of the date of this Form 10-Q.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

Cash paid for the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million during the second quarter of 2009.

•

Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above.  The decrease is mainly due to metoprolol inventory buying patterns.  More metoprolol inventory purchases were made in 2009 as compared to 2010 when we were increasing our supply to meet demand as competitors left the market.  Metoprolol inventory levels were higher in the prior year as AstraZeneca (our supplier) increased production, mainly in the second half of 2009, to meet our forecasted demand.  Metoprolol inventory dollars at September 30, 2010 were approximately half of the balance at December 31, 2009.  We plan to continue to draw down metoprolol inventory levels throughout 2010 to align with our forecasted demand, which has decreased as competitors have entered the market.  We believe the value of the metoprolol inventory at September 30, 2010 is recoverable based on our forecasted demand coupled with metoprolol’s four year product life prior to expiration.

•

Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.   The decrease is mainly due to lower metoprolol sales and sales of other distributed products that resulted in lower amounts paid to partners.

•

Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.  The increase for this period was mainly due to the bonus payments in the first quarter 2010 related to our 2009 operating performance as compared to the absence of bonus payments in the prior year period due to our 2008 operating performance.

•

The payment of our outstanding senior subordinated convertible notes that matured in September 2010 ($47.7 million principal amount).

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

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  We accrued for a loss contingency estimated at approximately $5.2 million, including interest, as of September 30, 2010 related to a routine post award contract review of our Department of Veterans Affairs contract for the periods 2004 to 2007 that is being conducted by the Office of Inspector General of the Department of Veterans Affairs.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2010 capital expenditures are expected to total approximately $14 million, approximately $9 million of which had been incurred as of September 30, 2010.

•

Expenditures related to current business development and product acquisition activities.  As of September 30, 2010, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $32 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $25 million as of September 30, 2010 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $25 million during the first two months of the fourth quarter of 2010.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2010.  The repurchase program has no expiration date.

In addition to our cash and cash equivalents, we had approximately $43 million of available for sale debt securities classified as current assets on the condensed consolidated balance sheet as of September 30, 2010.  These available for sale debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support the expansion of our Strativa business, pursue product licenses and/or acquisitions of complementary businesses and products for both Par and Strativa, and for general corporate purposes.

Contractual Obligations as of September 30, 2010

The dollar values of our material contractual obligations and commercial commitments as of September 30, 2010 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2010	2011 to	2013 to	2015 and
	Obligations		2012	2014	thereafter	Other
Operating leases	$15,762	$1,266	$7,963	$4,607	$1,926	$ -
Fees related to credit facility	788	66	525	197	-	-
Purchase obligations (1)	87,033	87,033	-	-	-	-
Long-term tax liability (2)	40,818	-	-	-	-	40,818
Severance payments	1,754	900	854	-	-	-
Other	3,067	3,067	-	-	-	-
Total obligations	$149,222	$92,332	$9,342	$4,804	$1,926	$40,818

(1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At September 30, 2010 of the total purchase obligations, approximately $14 million related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of September 30, 2010, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

Refer to Subsequent Events below for a description of a new credit facility obtained on October 1, 2010.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Subsequent Events

On October 1, 2010, we entered into a Credit Agreement with a syndicate of banks with JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent.  The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $75 million.  We have not drawn on the revolving credit facility as of the date of this Form 10-Q.  The revolving credit facility provides us with an expansion option to increase commitments thereunder, or enter into incremental term loans, up to an additional $25 million under certain circumstances.  The maturity date for the revolving credit facility is October 1, 2013.  The interest rates payable under the Credit Agreement will be based on defined published rates plus an applicable margin.  We must pay a commitment fee based on the unused portion of the revolving credit facility.  The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final approval from the U.S. Food and Drug Administration for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL) on October 1, 2010.  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB Manufacturing, Inc.‘s Tussionex®, which is used for relief of cough and upper respiratory symptoms associated with allergy or a cold.  We will participate in a profit sharing arrangement with Tris Pharma based on the commercial sale of generic Tussionex®.  We commenced a limited launch of Tussionex® on October 5, 2010.

On October 4, 2010, UCB filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further makes unfair competition allegations against Tris, Tu, and Par relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and our partner and set a schedule for discovery during which UCB must substantiate its claims.  We intend to vigorously defend this lawsuit and will seek to have it dismissed with dispatch.

On October 18, 2010, Strativa launched Zuplenz®, MonoSol Rx’s oral soluble film formulation of ondansetron for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  The FDA had approved Zuplenz®, which is offered in 4mg and 8mg dosage strengths, on July 2, 2010.  We paid MonoSol milestone payments totaling $6 million in July 2010.  The product is manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.

On October 26, 2010, we entered into an amended and restated license and supply agreement with Swedish Orphan Biovitrum (Sobi) covering the European development and commercialization rights of Strativa's Nascobal® Nasal Spray.  Strativa acquired the worldwide rights to Nascobal® Nasal Spray from QOL Medical, LLC in March 2009 (refer to Note 18 – Business Combinations elsewhere in this form 10-Q), which included a pre-existing agreement with Sobi.  Under the terms of the amended agreement, Sobi will conduct and pay for all development activities to seek European regulatory approval of Nascobal® Nasal Spray.  Subject to receipt of applicable regulatory approvals, on a country-by-country basis, Sobi will commercialize the product in Europe and pay Strativa a royalty on net sales (if any).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on September 30, 2010 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at September 30, 2010 and December 31, 2009 ($ amounts in thousands):

	September 30,	December 31,
	2010	2009
Securities issued by government agencies	$5,006	$16,341
Debt securities issued by various state and local municipalities and agencies	4,515	9,661
Other debt securities	33,196	13,523
Marketable equity securities available for sale	300	475
Total	$43,017	$40,000

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of September 30, 2010.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U. S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO regarding the ’981 patent.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit against Paddock in the U. S. District Court for the Northern District of Georgia, alleging patent infringement, on August 22, 2003 (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively.  On April 22, 2009, our bench trial in the District Court concluded, and we filed post-trial briefs on May 23, 2009, and replies on June 15, 2009.   On August 14, 2009, the District Court ruled in favor of us on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  On September 3, 2009, plaintiffs filed their notice of appeal to the U.S. Court of Appeals for the Federal Circuit, while we filed our notice of cross appeal on September 14, 2009.  On June 3, 2010, the Court of Appeals ruled in our favor, affirming the District Court’s decision of invalidity of the patents in suit, while also affirming the District Court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U. S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) because MN and we submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On January 11, 2010, the District Court issued an order requiring all parties to complete settlement negotiations by January 29, 2010, with a hearing scheduled on February 8, 2010, for those parties that have not settled by that date.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U. S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U. S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  IPC and we filed an Answer and Counterclaims in both the Delaware case and the New Jersey case.  On February 20, 2008, the judge in the Delaware litigation consolidated four related cases pending in Delaware.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and Par/IPC in view of settlement agreements reached by the parties.  The settlement agreements are proceeding through customary government review, and their terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”) and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  We filed an Answer and Counterclaims in this action as well.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  We filed our proposed findings of fact and conclusions of law with the District Court on August 14, 2009.  On January 15, 2010, Santarus filed a motion for preliminary injunction with the District Court.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Federal Circuit Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  We filed an Answer and Counterclaims.  The eight day bench trial commenced on February 22, 2010, and concluded on March 3, 2010.  On June 29, 2010, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, not invalid, and not unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. We intend to defend these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U. S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We filed an Answer and Counterclaims on December 8, 2008, and on March 17, 2009, we filed an Amended Answer and Counterclaim in order to join GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A Markman hearing was held on February 25, 2010, and a provisional Markman order was issued by the Court on March 26, 2010.  A four day bench trial was held from October 12 through October 15, 2010, in the U.S. District Court for the Eastern District of Texas, and we are now waiting for a decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  We filed an Answer on May 19, 2009, and the Court scheduled a Markman hearing for October 22, 2010, a pre-trial conference for March 15, 2011, and a two-week bench trial for March 28, 2011.  On June 8, 2010, a new patent that was later listed in the Orange Book was issued to Pronova.  On October 14, 2010, the Markman hearing previously scheduled for October 22, 2010, was rescheduled to occur on the same day as the pre-trial conference scheduled for March 15, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

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

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, with an initial Rule 16 conference scheduled for November 8, 2010.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 20, 2010, Schering-Plough HealthCare Products (“Schering-Plough”), Santarus, Inc. (“Santarus”), and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos., 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  We intend to pursue our appeal and defend this action vigorously.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On October 13, 2010, we filed a stipulation and order for extension of time to answer the complaint.  We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims.  We intend to vigorously defend this lawsuit and will seek to have it dismissed.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Massachusetts, Kentucky, Idaho and Alaska, with trials commencing on January 3, 2011, May 10, 2011, September 26, 2011 and May 7, 2012, respectively.  In the Texas suit, the trial is expected to commence in the first quarter of 2011. In the Alabama suit, the Supreme Court of Alabama entered an order staying all proceedings in the State’s case against us on May 25, 2010.  On June 10, 2010, the State moved to lift the stay ordered by the Supreme Court of Alabama, and we filed an opposition to the State’s motion on June 15, 2010.  On September 30, 2010, the Supreme Court of Alabama lifted the stay, and the trial has been scheduled to commence on January 10, 2011.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2.3 million.   In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the Court entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us.  The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee and Texas have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided, or are in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the second quarter of 2010, we engaged the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

We maintain an accrual for a loss contingency related to a routine post award contract review of our contract with the Department of Veterans Affairs (the “VA”) for the periods 2004 to 2007 (the “VA Contingency”) that is currently being conducted by the Office of Inspector General of the Department of Veterans Affairs.  The regulations that govern the calculations used to generate the pricing-related information are complex and require the exercise of judgment.  Accordingly, the Inspector General may take a position contrary to the position that we have taken, and we may be required to rebate or credit funds to the VA.  In accordance with FASB ASC 450-20 Contingencies – Loss Contingencies, we accrue for contingencies by a charge to income when it is both probable that a loss will be incurred and the amount of the loss can be reasonably estimated. Our estimate of the probable loss due to the Inspector General’s review is approximately $5.2 million, including interest, which we have accrued and included in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010.  In August 2010, we received written communication from the VA and we are currently in the process of preparing our formal response to the VA.  We currently anticipate discussing potential resolution of the matter in the fourth quarter of 2010.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition when such additional liability is accrued.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. A number of provisions of those laws will have a negative impact on the price of our products sold to U.S. government entities.  See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview – Healthcare Reform Impacts.”  In addition, a number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries, some of which are described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview – Healthcare Reform Impacts.”  Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure.  We cannot predict the timing or impact of any future rulemaking.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending September 30, 2010

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2010 through July 31, 2010	-	N/A	-	-
August 1, 2010 through August 31, 2010	13,425	N/A	-	-
September 1, 2010 through September 30, 2010	1,339	N/A	-	1,497,905
Total	14,764	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2010.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 14,764 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $29.08 at September 30, 2010.

ITEM 5. OTHER INFORMATION

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, to be effective as of January 1, 2011.  The new employment agreement will replace Mr. LePore’s current employment agreement, dated as of March 4, 2008.  Mr. LePore was first appointed as our President and Chief Executive Officer on September 26, 2006.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.

Pursuant to the employment agreement, Mr. LePore will receive an initial annual base salary of $900,000, subject to review and increase by the Board of Directors (the “Board”).  Mr. LePore will be eligible for an annual bonus (with a target amount equal to 100% of his annual base salary), determined by the Board in its discretion.  Mr. LePore also will be eligible to receive an incentive compensation award based on the company’s achievement of certain performance objectives.  The amount of the incentive compensation award will be based on the compound annual growth rate (CAGR) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011-December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR or 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  Mr. LePore will not be eligible to participate in our annual long-term incentive programs.  Instead, promptly after the effective date of the employment agreement, Mr. LePore will be granted an equity award consisting of restricted stock units with a total grant date economic value of $1,850,000.  The units will vest on the earlier of (a) the expiration of Mr. LePore’s employment term on December 31, 2013, (b) the date that a change of control (as defined in the agreement) occurs, and (c) the date of an eligible earlier termination of Mr. LePore’s employment term in accordance with the provisions of the agreement.  During his employment term, we will pay the premiums on a $3,000,000 term life insurance policy for the benefit of Mr. LePore’s estate.

In the event that Mr. LePore’s employment is terminated (a) by us without cause (as defined in the employment agreement) or (b) by Mr. LePore upon a material breach of the agreement by us, Mr. LePore will be entitled to receive a severance payment equal to two times (i) his annual base salary then in effect and (ii) if his termination is not a result of Mr. LePore’s “Poor Performance” (as defined in the agreement), his last annual cash bonus for the most recently-completed fiscal year, if any.  In the event that Mr. LePore’s employment is terminated within one year following a change of control other than for cause, then Mr. LePore will have twenty-four (24) months from the date of termination to exercise any vested equity awards granted before the effective date of the agreement and three (3) months from the date of termination to exercise any vested equity awards granted after the effective date of the agreement, so long as the applicable plan underlying the awards is still in effect and the awards have not expired.  If Mr. LePore’s employment is terminated after a change of control by us without cause or by Mr. LePore upon our material breach of the agreement, his grants of time-based restricted stock made during calendar year 2008 will vest on the date of termination, and if a change of control occurs two (2) or more years after the grant date, such 2008 grants will vest on the date of the change of control, so long as the applicable plan underlying the awards is still in effect and the awards have not expired.

For purposes of the employment agreement, “Poor Performance” means the consistent failure to meet reasonable performance expectations and goals (other than any such failure resulting from incapacity due to physical or mental illness).  However, termination for Poor Performance will not be effective unless at least 30 days prior to such termination Mr. LePore receives notice from the Board which specifically identifies the manner in which Mr. LePore has not met the prescribed performance expectations and goals and he has not corrected such failure or made substantial and material progress in correcting such failure to the satisfaction of the Board.  Mr. LePore has agreed for a period of one year following termination of his employment not to solicit business or employees away from the Company and not to provide any services that may compete with our business, provided that Mr. LePore may be a passive owner of not more than one (1%) percent of any publicly-traded class of capital stock of any entity engaged in a competing business.  However, these restrictions would not apply if the employment term is terminated by us without cause or by Mr. LePore for our material breach of the agreement.

ITEM 6.  EXHIBITS

10.1      Credit Agreement dated as of October 1, 2010 among Par Pharmaceutical Companies, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and PNC Bank National Association and Barclays Bank PLC, as Co-Documentation Agents (filed herewith).

10.2

Employment Agreement, dated November 2, 2010, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore (filed herewith).

10.3        Separation and Release Agreement dated July 30, 2010 by Lawrence Kenyon to Par Pharmaceutical, Inc. and each and any of its parent and subsidiary corporations, affiliates, departments and divisions (filed herewith).

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

Date:  November 3, 2010

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1      Credit Agreement dated as of October 1, 2010 among Par Pharmaceutical Companies, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and PNC Bank National Association and Barclays Bank PLC, as Co-Documentation Agents (filed herewith).

10.2

Employment Agreement, dated November 2, 2010, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore (filed herewith).

10.3        Separation and Release Agreement dated July 30, 2010 by Lawrence Kenyon to Par Pharmaceutical, Inc. and each and any of its parent and subsidiary corporations, affiliates, departments and divisions (filed herewith).

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