Form 10-K
period 2010-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-02-24
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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

 Yes    X     No__

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

Yes         No   X

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

The aggregate market value of the common equity held by non-affiliates as of June 30, 2010 (the last business day of the Registrant’s completed second fiscal quarter in 2010) was approximately $885,758,000.  For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2010.

Number of shares of the Registrant’s common stock outstanding as of February 16, 2011:  35,899,659.

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

ITEM 1. Business

GENERAL and RECENT DEVELOPMENTS

Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned operating subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “we,” “our,” or “us”), is in the business of developing, licensing, manufacturing, marketing and distributing generic and branded drugs in the United States.  We operate primarily in the United States as two business segments: Par Pharmaceutical (or “Par”), our generic products division, and Strativa Pharmaceuticals (“Strativa”), our branded products division.  See Notes to Consolidated Financial Statements – Note 18 – “Segment Information”.

Prescription pharmaceutical products are sold as either generic products or branded products.  Since our inception, we have manufactured, licensed and distributed generic pharmaceutical products.  We created a branded products division in 2005.  We shipped our first branded product in the third quarter of 2005 and named our branded products division Strativa Pharmaceuticals in 2007.  At the end of 2005, we divested one of our subsidiaries, FineTech Laboratories, Ltd., to a former officer and director.  As a result of the divestiture, the FineTech business is being reported in our financial statements as a discontinued operation for all periods presented, as applicable.

Our principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and our telephone number is (201) 802-4000.  Additional information concerning our company can be found on our website at www.parpharm.com, including our Corporate Governance Guidelines, charters for the Audit Committee, Compensation and Management Development Committee, and Nominating - Corporate Governance Committee of our Board of Directors, and our Code of Ethics.  Our Code of Ethics applies to all of our directors, officers, employees and representatives.  Amendments to our Code of Ethics and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our website.  Any of these materials may also be requested in print by writing to Par Pharmaceutical Companies, Inc., Attention: Thomas Haughey, Chief Administrative Officer, Executive Vice President, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

Our fiscal year ends on December 31 of each year presented.  Our fiscal quarters ended on the Saturday closest to each calendar quarter end for all periods up to and including 2009.  Beginning in 2010, our fiscal quarters end on each calendar quarter end (March 31st, June 30th, and September 30th).  Our electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish them to the SEC.  Information on our website is not, and should not be construed to be, part of this Annual Report on Form 10-K.  The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Our generic product line as of December 31, 2010, comprised prescription drugs consisting of approximately 50 product names (molecules), each with an associated Abbreviated New Drug Application (“ANDA”) approved by the U.S. Food and Drug Administration (“FDA”), and approximately 175 SKUs (packaging sizes).  Products sold by our generic products division are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule).  In addition, we market several oral suspension products, injectables, transdermal patches and products in the semi-solid form of a cream.  We manufacture some of our own products, and we have strategic alliances and relationships with several pharmaceutical and chemical companies that provide us with products for sale through various distribution, manufacturing, development and licensing agreements.

In January 2011, we announced that the key strategy for our generic products division will continue to be to focus on intelligent product selection and entrepreneurial business development.  As a result, our internal research and development is intended to target high-value, “first-to-file” or “first-to-market” generic product opportunities.  A “first-to-file” product opportunity refers to an ANDA containing a Paragraph IV patent challenge to the corresponding brand product, which offers the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in litigating the patent challenge.  See “Competition” below.  A “first-to-market” product opportunity refers to a product that is the first marketed generic equivalent of a brand product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a brand product that is difficult to formulate or manufacture.  Externally, Par will concentrate on acquiring assets and/or partnership arrangements with technology based companies that can deliver similar product opportunities.  As of December 2010, we had 11 confirmed first-to-file and three potential first-to-market product opportunities.  Additionally, Par Pharmaceutical is committed to high product quality standards and allocates significant capital and resources to quality assurance, quality control and manufacturing excellence.

A practice within the industry is the use of “authorized generics.”  Brand drug companies do not face any regulatory barriers to introducing a generic version of their own brand drugs, and they often license this right to a subsidiary or a generic distributor.  Authorized generics may be sold during (and after) the statutory exclusivity period granted to the developer of a generic equivalent to the brand product.  In the past, we have marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company, and fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed from GlaxoSmithKline plc.  We currently market metoprolol succinate ER (Toprol XL®) and zafirlukast (Accolate®) licensed through AstraZeneca.

Par markets our products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, and government, principally through its internal staff.  Par also promotes the sales efforts of wholesalers and drug distributors that sell our products to clinics, governmental agencies and other managed health care organizations.

Strativa Pharmaceuticals – Branded Products Division

Brand products usually benefit from patent protection, which greatly reduces competition and provides a significant amount of market exclusivity for the products.  This exclusivity generally allows a brand product to remain profitable for a relatively longer period of time as compared to generic products.  In addition, due to the public awareness of the brand name and resulting consumer and physician loyalty, brand products may remain profitable even after the cessation of their patent related market exclusivity.  We believe that brand products generally have limited competition, longer product life cycles and longer-term profitability than generic products.  Strativa’s products are marketed by its sales force, which communicates the therapeutic, health and economic benefits of our products to healthcare providers and managed care organizations.

Since its creation in 2005, Strativa has focused on supportive care, marketing four products as of December 31, 2010:

•      Megace® ES (megestrol acetate) oral suspension, Strativa’s first brand product, is a NanoCrystal® Dispersion indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS.  Strativa has promoted Megace® ES and generated prescription growth from launch following FDA approval in 2005 through 2007.  Net sales growth began to moderate in 2008 and net sales declined in 2009 and 2010, principally due to a more challenging reimbursement environment, which led to lower prescription levels.

•      Nascobal® (cyanocobalamin, USP) Nasal Spray is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  We acquired Nascobal® from QOL Medical, LLC on March 31, 2009.  On October 26, 2010, we entered into an amended and restated license and supply agreement with Swedish Orphan Biovitrum (“Sobi”) covering the European development and commercialization rights of Nascobal®.  When we acquired the worldwide rights to Nascobal® from QOL Medical, LLC in March 2009, there was a pre-existing agreement with Sobi.  Under the terms of the amended agreement, Sobi will conduct and pay for all development activities to seek European regulatory approval of Nascobal®.  Subject to receipt of applicable regulatory approvals, on a country-by-country basis, Sobi will commercialize the product in Europe and pay Strativa a royalty on net sales.

•      Oravig™ (miconazole) buccal tablets is an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  In 2007, Strativa acquired an exclusive license to the U.S. commercialization rights to Oravig™ from BioAlliance Pharma S.A.  On April 16, 2010, the FDA approved OravigTM and Strativa began to commercialize OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.

•      Zuplenz® (ondansetron) oral soluble film is a novel formulation of ondansetron for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and prevention of post-operative nausea and vomiting.  In 2008, we acquired the U.S. commercialization rights to Zuplenz® under an exclusive licensing agreement with MonoSol Rx.  On July 2, 2010, the FDA approved Zuplenz®, and Strativa launched Zuplenz® in the fourth quarter of 2010.  The product is manufactured and supplied by MonoSol.

In December 2010, we terminated our extended-reach agreement with Solvay Pharmaceuticals, Inc. that provided for our branded sales force to co-promote Androgel®.  The marketing and sales efforts will be redirected toward the four products detailed above.

In January 2011, we completed a modest reorganization of the Strativa management team (approximately 10 positions eliminated) and refined our sales and marketing plan for each of Strativa’s currently marketed products as part of our on-going efforts to maximize the value and potential of our existing product portfolio.  We announced that the President of Strativa Pharmaceuticals resigned and that effective January 31, 2011, Patrick G. LePore, the Chairman, CEO and President of Par Pharmaceutical Companies, Inc., assumed day-to-day oversight of Strativa on an interim basis.  We have taken steps to further align the Strativa home office sales and marketing team with the objectives of our sales force and to leverage the relevant expertise and experience within our Par Pharmaceutical generics division.  In conjunction with these events, we recalibrated our target sales for certain of our currently marketed products.  Further information regarding such forecasts can be found in our Form 8-K filed January 12, 2011.

We currently anticipate that the near term growth of Strativa will be based largely on focusing on the sales and marketing efforts of our current brand products.  In the longer term, we will continue to consider strategic product or business acquisitions or licensing arrangements to expand Strativa’s brand product line.

PRODUCT INFORMATION

We distribute numerous drugs at various dosage strengths, some of which are manufactured by us and some of which are manufactured for us by other companies.  Set forth below is a list of the drugs that we manufactured and/or distributed, including the brand products Megace® ES, Nascobal®, and Zuplenz® for which we hold the NDAs as of December 31, 2010.  The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked.  The holders of the trademarks are non-affiliated pharmaceutical companies.  We hold the ANDAs and NDAs for the drugs that we manufacture.

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKUs/Packaging Sizes
Par Pharmaceutical - Generic:
Alprazolam ODT*	Niravam®	1	4
Amiloride HCl*	Midamor®	1	2
Buspirone HCl*	Buspar®	1	2
Cabergoline*	Dostinex®	1	1
Calcitonin Salmon Nasal Spray*	Miacalcin®	1	1
Cholestyramine*	Questran®	2	4
Clomiphene Citrate*	Clomid®	1	2
Clonazepam ODT*	Klonopin®	1	5
Clonidine TDS	Catapres-TTS®	1	3
Dexamethasone*	Decadron®	1	5
Doxepin HCl*	Sinequan®	1	3
Doxycycline*	Adoxa®	2	8
Dronabinol	Marinol®	1	3
Fluoxetine*	Prozac®	2	9
Flutamide *	Eulexin®	1	1
Glycopyrrolate*	Robinul®	1	2

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKUs/Packaging Sizes
Hydralazine HCl*	Apresoline®	1	8
Hydrocodone & Chlorpheniramine	Tussionex®	1	1
Hydroxyurea*	Hydrea®	1	1
Ibuprofen	Motrin®	1	6
Imipramine HCl*	Tofranil®	1	6
Isosorbide Dinitrate*	Isodril®	1	8
Meclizine HCl*	Antivert®	1	4
Megestrol Acetate*	Megace®	2	6
Mercaptopurine	Purinethol®	1	2
Metaproterenol Sulfate*	Alupent®	1	2
Methimazole	Tapazole®	1	4
Metoprolol Succinate	Toprol XL®	1	8
Minocycline Hydrochloride*	Dynacin®	1	3
Minoxidil*	Loniten®	1	3
Nabumetone*	Relafen®	1	4
Nateglinide*	Starlix®	1	2
Omeprazole Sodium Bicarbonate*	Zegerid®	1	2
Oxandrolone*	Oxandrin®	1	2
Propranolol HCl*	Inderal®	1	8
Ranitidine HCl	Zantac®	1	7
Risperidone ODT*	Risperdal®	1	8
Silver Sulfadiazine	Silvadene®	1	7
Sumatriptan	Imitrex®	1	4
Torsemide	Denadex®	1	6
Tramadol HCl and acetaminophen*	Ultracet®	1	2
Tramadol ER*	Ultram ER®	1	2
Tranylcypromine Sulfate*	Parnate®	1	1
Zafirlukast	Accolate®	1	2
	Totals	48	174
	Externally Manufactured	12	53
	Internally Manufactured	36	121

Strativa Branded Products:
Megace® ES*		1 NDA	1
Nascobal® *		1 NDA	1
OravigTM		1 **	1
Zuplenz®		1 NDA	2

* Manufactured by Par

** BioAlliance holds the NDA for OravigTM

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

RESEARCH AND DEVELOPMENT

Par Pharmaceutical - Generic Products Division

Our research and development activities for generic products consist principally of (i) identifying and conducting patent and market research on brand name drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on brand name drugs for which we believe the patents are invalid or for which we believe we can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs and (iv) introducing technology to improve production efficiency and enhance product quality.  The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed regardless of the amount of time and money spent on research and development.  The development of products may be curtailed at any stage of development due to the introduction of competing generic products or other reasons.

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

We contract with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval.  These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug.  Each biostudy can cost from approximately $0.2 million to $1.1 million.  Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation” below).  During 2010, we spent approximately $8.2 million with outside laboratories to conduct biostudies for 9 potential new products.  We intend to continue to contract for additional biostudies in the future.

From time to time, we enter into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies.  Our more significant product development agreements are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”  Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.  As a result of our product development program, we or our strategic partners currently have approximately 29 ANDAs pending with the FDA.

Strativa Pharmaceuticals – Branded Products Division

The first step in obtaining FDA approval for a drug that has not been previously approved is pre-clinical testing.  Pre-clinical tests are intended to provide a laboratory evaluation of the product to determine its chemistry, formulation and stability.  Toxicology studies are also performed to assess the potential safety and efficacy of the product.  The results of these studies are submitted to the FDA as part of an Investigational New Drug Application (“IND”).  The toxicology studies are analyzed to ensure that clinical trials can safely proceed.  There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in an IND.  If the FDA raises any concerns, the developer must address those concerns before the clinical trials can begin.  An IND becomes effective after such 30 day period if the FDA does not raise any concerns.  Prior to the start of any clinical study, an independent institutional review board must review and approve such study.

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

The developer then submits an NDA containing the results from the pre-clinical and clinical trials.  The NDA drug development and approval process takes from approximately three to ten years or more.

Our current strategy for developing the Strativa portfolio over the mid to long term is to bypass the substantial investments associated with the development of drugs through this process, and instead to support continued sales growth of our existing brand products (Megace® ES, OravigTM, Zuplenz®, and Nascobal®) and add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development products or currently marketed products.  Strativa has made strategic investments related to the in-licensing of products, and we expect to spend significant amounts related to royalties, and potentially, sales based milestones, related to these in-licensed products in the future.

In December 2009, MonoSol and Strativa amended the Zuplenz® agreement to modify the terms of future payments, including milestones.  In December 2009, concurrent with our amendment of the Zuplenz® agreement, we entered into an agreement for the development rights to MonoSol’s oral soluble film formulation for up to three potential new products.  As of December 31, 2010, only one potential new product that has not yet been identified remains subject to the December 2009 agreement.

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

MARKETING AND CUSTOMERS

We market our generic products principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, and government, principally through our internal staff.  Strativa’s products are marketed by its sales force, which communicates the therapeutic, health and economic benefits of our branded products to healthcare providers and managed care organizations.  Some of our wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations.  Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.

We have approximately 110 customers, some of which are part of larger buying groups.  In 2010, our three largest customers in terms of net sales dollars accounted for approximately 51% of our total revenues, as follows: McKesson Drug Co. (20%), Cardinal Health, Inc. (16%), and AmerisourceBergen Corporation (15%).  In 2009, our three largest customers in terms of net sales dollars accounted for approximately 45% of our total revenues, as follows:  McKesson Drug Co. (16%), CVS Caremark (15%), and AmerisourceBergen Corporation (14%).  In 2008, our three largest customers in terms of net sales dollars accounted for approximately 55% of our total revenues, as follows:  McKesson Drug Co. (25%), AmerisourceBergen Corporation (18%), and Cardinal Health, Inc. (12%).  We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.

ORDER BACKLOG

The approximate dollar amount of open orders (net sales basis), believed by management to be firm as of December 31, 2010 was approximately $7.1 million, as compared to approximately $19.0 million at December 31, 2009, and approximately $6.6 million at December 31, 2008.  These orders represent unfilled orders as of December 31, 2010 along with orders that were scheduled to be shipped at December 31, 2010.  Open orders are subject to cancellation without penalty.

COMPETITION

The pharmaceutical industry is highly competitive.  At times, we may not be able to differentiate our products from our competitors’ products, successfully develop or introduce new products that are less expensive than our competitors’ products, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors.  We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Sandoz Pharmaceuticals, and Watson Pharmaceuticals based upon sales volumes.  Our principal strategy in addressing our generic competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV” certification).  The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) generally enjoys higher market share and revenues during this period of marketing exclusivity.  At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug.  (In some instances, price declines have exceeded 90%).  As a result of price declines, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  These types of price adjustments are commonly known as shelf stock adjustments.  There are circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may lose future sales volume to competitors rather than reduce our pricing.

Competition in the generic drug industry has also increased due to the advent of authorized generics.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their own brand name drugs.  Further, authorized generics may be sold during any period of generic marketing exclusivity granted to a generic company, which significantly undercuts the profits that a generic company could otherwise receive as an exclusive marketer of a generic product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from introducing generic products corresponding to certain brand name drugs.  We have also marketed authorized generics in partnership with brand companies, including during the exclusivity periods of our generic competitors.

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

EMPLOYEES

At December 31, 2010, we had 686 employees.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

GOVERNMENT REGULATION

The development, manufacturing, sales, marketing and distribution of our products are subject to extensive governmental regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Administration, Federal Trade Commission (the “FTC”) and state and local governments.  For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions.  Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear.  Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of operation.

The enactment of current U.S. healthcare reform has a significant impact on our business.  As examples, the current legislation includes measures that  (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform.   The impacts of these provisions are included in our current financial statements.

Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems, including statutory restrictions on the means that can be employed by branded and generic pharmaceutical companies to settle Paragraph IV patent litigations.  We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.

The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products.  Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions.  Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve new drug applications.  The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

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

In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the drug’s safety and effectiveness.  There currently are two ways to satisfy the FDA’s safety and effectiveness requirements:

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

2.  Abbreviated New Drug Applications (ANDAs): The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act established a statutory procedure for submission, FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”).  Because the safety and efficacy of listed drugs have already been established by the innovator company, the FDA waives the requirement for complete clinical trials.  However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug.  The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect.  Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug.  For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure.  In addition to the bioequivalence data, an ANDA must contain patent certifications, chemistry, manufacturing, labeling and stability data.

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

The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalence studies) were essential to the approval of the application and was conducted by the applicant.  The approval of a 505(b)(2) application may result in five years of exclusivity if it is for a new chemical entity.  If appropriate under U. S. patent laws, 505(b)(2) NDAs are eligible for the FDA’s patent certification protection.  Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.

Pricing Regulation

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payor reimbursement for the cost of our products.  Government authorities and third-party payors increasingly are challenging the price of medical products and services.  On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs.  This has led to an increase in federal and state legislative initiatives related to drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand.  With respect to the Medicaid program, certain proposed provisions of the Deficit Reduction Act of 2005 went into effect January 1, 2007, and a final rule went into effect as of October 1, 2007, that resulted in changes to certain formulas used to calculate pharmacy reimbursement under Medicaid (currently under a stay of execution).  If enacted, these changes could lead to reduced payments to pharmacies.  Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate.  If our current products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

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

AWP Litigation

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.”  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs.  We, as well as numerous other pharmaceutical companies, were named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and additional actions are anticipated.  These actions, if successful, could have a material adverse effect on our business.  Refer to Item 3 – “Legal Proceedings” and Notes to Consolidated Financial Statements - Note 16 – “Commitments, Contingencies and Other Matters” for further information.

Drug Pedigree Laws

State and federal governments have proposed or passed various drug pedigree laws which can require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level.  Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer.  Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers.  While we fully intend to comply with these laws, there is uncertainty about future changes in legislation and government enforcement of these laws.  Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our financial results.

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

INFORMATION TECHNOLOGY

Our Information Technology (“IT”) contributes state-of-the-industry infrastructure for reliable and compliant operations, business-driven solutions that align with our objectives for profitable growth and innovative ideas bound to business performance and efficiency goals.  Our IT department is organized into three departments:  Business Applications, Technology Operations, and Scientific Systems.  Each department maintains its own development, implementation and support teams.

The Business Applications department purchases, develops, and maintains business applications systems jointly with internal departments.  This department follows industry best practices in project management, systems development life cycle, change management, account management, computer systems validation, and data archiving.  The major Business Applications systems are as follow:

• Oracle JDEdwards Enterprise Resource Planning, including Financials, Supply Chain / Logistics and Manufacturing

• Hyperion Financials

• Model N Revenue Management

• IBM Sterling GIS Electronic Data Interchange

The Technology Operations department purchases, develops, and maintains technical infrastructure systems that enable reliable and efficient business operations.  This department follows industry best practices in capacity planning, configuration management, incident/problem prevention and management, disaster recovery, data backup and restoration, data center operations, and security management.  The major Technology Operations areas are as follow:

• Electronic mail and messaging

• Multiple data centers, network and telecommunications operations

• Authentication, network security and anti-virus measures

• Personal computer and device management

• Internet portals, SharePoint and Web services

• Document management and eDiscovery

The Scientific Systems department purchases, develops, and maintains systems that support Quality Control, Regulatory, and Manufacturing operations.  This department follows industry best practices in GxP compliance, project management, systems development life cycle, change management, computer systems validation, and data archiving.  The major Scientific Systems are as follow:

• IBM SCORE Electronic Submissions

• Waters Empower Data Acquisition

• Labware LIMS

• TrackWise Compliance Tracking

• Human Resources – PeopleSoft system

COMPANY STRENGTHS AND STRATEGIES

Our goal is to successfully manage both our generic and branded businesses for the long term.  We are striving to achieve sustainable long-term growth with enhanced profitability and improved cash flow.

Par Pharmaceutical:  Developing and Marketing Higher-Margin Generic Pharmaceuticals

Par Pharmaceutical, our generic products division, is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients.  We ranked 5th in U.S. sales among all generic drug companies in 2010, according to IMS Health, and as of December 31, 2010 we manufactured, marketed or licensed generic prescription drugs consisting of approximately 45 product names (molecules), in the form of approximately 50 products (each with an associated ANDA), and approximately 175 SKUs (packaging sizes).

Our generic pipeline included approximately 29 products awaiting FDA approval, which include 11 confirmed first-to-file and three potential first-to-market product opportunities as of December 31, 2010.  In recent years, we introduced generic versions of several major pharmaceutical products, including Toprol-XL®, Flonase®, Imitrex®, Inderal LA®, Ultram® ER and Catapres TTS®.

Par Pharmaceutical is focused on developing products with limited competition, significant barriers to entry and longer life cycles.  Our success is also predicated on business development, including in-licensing, alliances and acquisitions, and cost efficiencies derived from global sourcing initiatives and operations.

Strativa Pharmaceuticals:  Building a Branded Pharmaceutical Business Focused on Specialty Markets

In 2005, we received approval for and introduced Megace® ES, our first branded pharmaceutical product.  On March 31, 2009, we acquired the rights to Nascobal® and began marketing Nascobal® in the second quarter of 2009.  On April 16, 2010, the FDA approved OravigTM and we launched the product in the third quarter of 2010.  On July 2, 2010, the FDA approved Zuplenz® and we launched the product in the fourth quarter of 2010.  We currently anticipate that the near term growth of Strativa will be based largely on focusing on the sales and marketing efforts behind our current brand products.  In the longer term, we will continue to consider strategic product or business acquisitions or licensing arrangements to expand Strativa’s brand product line in supportive care and adjacent commercial areas.

ITEM 1A.  Risk Factors

The pharmaceutical industry is a fast-paced, highly competitive environment with many factors that influence the ability of a company to successfully commercialize a product.  Many of these factors are beyond our control and are, therefore, difficult to predict.  The following section sets forth the principal risks to our business activities and condition (financial or otherwise) and prospects.  These risks, along with others, have the potential to materially and adversely affect our business, financial position, results of operations and prospects.

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

Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent development and commercialization.  Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new brand and generic products in a timely manner.  There are numerous difficulties in developing and commercializing new products, including:

• the ability to develop and manufacture products in compliance with regulatory standards in a timely manner;

•  the success of the clinical testing process to assure that new products are safe and effective;

•  the risk that any of our products presently under development, if and when fully developed and tested, will not perform as expected;

•  the ability to obtain requisite regulatory approvals for such products in a timely manner;

•  the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

•  legal actions against our generic products brought by brand competitors, and legal challenges to our intellectual property rights brought against our brand products by generic competitors;

•  delays or unanticipated costs, including delays associated with the FDA listing and/or approval process; and

•  our ability to avoid infringing our competitors’ intellectual property rights.

As a result of these and other difficulties, products currently in development may or may not receive necessary regulatory approvals on a timely basis or at all.  This risk exists particularly with respect to the development of branded products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products.  If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

If we fail to obtain exclusive marketing rights for our generic pharmaceutical products or fail to introduce these generic products on a timely basis, our revenues, gross margin and operating results may decline significantly.

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for any applicant that is first to file an abbreviated new drug application (“ANDA”) containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV certification”).   The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) is often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period.  At various times in the past, a large portion of our revenues have been derived from the sales of generic drugs during such 180-day marketing exclusivity period and from the sale of other generic products for which there otherwise is limited competition.  ANDAs that contain Paragraph IV certifications challenging patents, however, generally become the subject of patent litigation that can be both lengthy and costly.  In addition, there is no certainty that we will prevail in any such litigation or that we will be the first to file and granted the 180-day marketing exclusivity period, and even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications.  Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for up to 30 months, unless the case is decided in the ANDA applicant’s favor during that period.  Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not be granted the 180-day marketing exclusivity.

The majority of our revenues are generated by our generic products division.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or that otherwise can gain significant market share.  The timeliness of our products is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products.  As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly.  Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA timely and effectively or to enter into contractual relationships with other parties that have obtained marketing exclusivity.  No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful.  If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.

We face intense competition in the pharmaceutical industry from brand name and generic distributors, which could significantly limit our growth and materially adversely affect our financial results.

The pharmaceutical industry is highly competitive.  Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do.  Consequently, many of our competitors may be able to develop products and/or processes competitive with, or superior to, our own.  Furthermore, we may not be able to differentiate our products from those of our competitors; to successfully develop or introduce new products – on a timely basis or at all – that are less costly than those of our competitors; or to offer customers payment and other commercial terms as favorable as those offered by our competitors.  The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change.  We expect competition to intensify as technological advances and consolidations continue.  New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

We believe that our principal generic competitors are Teva Pharmaceutical Industries, Mylan Laboratories, Sandoz Pharmaceuticals, and Watson Pharmaceuticals.  These companies, among others, collectively compete with the majority of our products.  We also face price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups.  Any of these factors, in turn, could result in reductions in our sales prices and gross margin.  This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors.  Our principal strategy in addressing our competition is to offer customers a consistent supply of a broad line of generic drugs.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  An authorized generic product is not prohibited from sale during the 180-day marketing exclusivity period granted to the first generic manufacturer to receive regulatory approval with a Paragraph IV certification in respect to the applicable brand product.  The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity.  This is a significant source of competition for us, because brand-name companies do not face any regulatory barriers to introducing a generic version of their brand products.  Because authorized generics may be sold during our marketing exclusivity period, they can materially decrease the profits that we could receive as an otherwise exclusive marketer of a product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs.

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

Our brand name competitors often pursue strategies that may serve to prevent or delay competition from generic alternatives to their brand products.  These strategies include, but are not limited to:

•      entering into agreements with our generic competitors to begin marketing an authorized generic version of a brand name product at the same time that we introduce a generic equivalent of that product;

•      filing “citizen’s petitions” with the FDA, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•      seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence and/or “sameness” to the related brand name product;

•     initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceutical products for the related brand name products;

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

•      persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to develop and launch new patented products serving as substitutes for the withdrawn products;

•      seeking to obtain new patents on drugs for which patent protection is about to expire;

•     seeking temporary restraining orders and injunctions against a generic company that has received final FDA approval for a product and is attempting to launch “at risk” prior to resolution of related patent litigation;

•      reducing the marketing of the brand product to healthcare providers, thereby reducing the brand drug's commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and

•      converting brand prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic market for the drugs.

The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant.  Brand companies are utilizing this provision to extend periods of market exclusivity.  Some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors.  For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted.  If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new generic products may be delayed, reduced or eliminated, which could have a material adverse effect on our business.

FDA policy and guidance may result in our generic products not being able to utilize fully the 180-day marketing exclusivity period, which would adversely affect our results of operations.

In March 2000, the FDA issued a new policy and guidance document regarding the timing of approval of ANDAs following court decisions on patent infringement and validity and the start of the 180-day marketing exclusivity period described above.  As a result of this FDA policy and guidance document and other relevant litigation, we may not be able to utilize all or any portion of any 180-day marketing exclusivity period on ANDA products on which we were first to file with a Paragraph IV certification, depending on the timing and results of court decisions in patent litigation (either our litigation or another ANDA applicant’s litigation), which could adversely affect our results of operations and future profitability.  The Medicare Prescription Drug Improvement and Modernization Act of 2003 also changed the scope and timing of some ANDA approvals and the start of the 180-day marketing exclusivity period after a court decision.  We are presently unable to predict the magnitude of the impact, if any, the FDA’s current policy may have on our business, prospects or financial condition.  Any inability to use fully the 180-day marketing exclusivity period for any of our products, however, will adversely affect our results of operations.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products.  For the year ended December 31, 2010, our top selling products, metoprolol, meclizine hydrochloride, clonidine, sumatriptan succinate injection, dronabinol, tramadol ER, omeprazole, cabergoline, Nascobal® and Megace® ES, accounted for approximately 79% of our total net revenues and a significant portion of our gross margin.  Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

Our profitability depends on our major customers.  If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operation could materially suffer.

We have approximately 110 customers, some of which are part of larger buying groups.  In 2010, our three largest customers in terms of net sales dollars accounted for approximately 51% of our total revenues, as follows: McKesson Drug Co. (20%), Cardinal Health, Inc. (16%), and AmerisourceBergen Corporation (15%).  In 2009, our three largest customers in terms of net sales dollars accounted for approximately 45% of our total revenues, as follows: McKesson Drug Co. (16%), CVS Caremark (15%), and AmerisourceBergen Corporation (14%).  The loss of any one or more of these customers or the substantial reduction in orders from any one or more of a major customer could have a material adverse effect upon our future operating results and financial condition.

Our ability to market successfully any product depends, in large part, upon the acceptance of the product by third parties over which we have no control.

Our ability to market successfully any generic or branded pharmaceutical product depends, in large part, upon the acceptance of the product by third parties, including physicians, pharmacies, government formularies and other retailers, and patients.  Therefore, our success will depend in large part on third-party acceptance of our branded products, and on our ability to convince such third parties that our generic versions of brand name products are manufactured as safely and with the same efficacy as their brand name counterparts or other generic equivalents.  In addition, because some of our generic products are manufactured in different forms than their brand name counterparts (e.g., tablet versus capsule), we sometimes must also convince third parties to accept a product in a form different from what they are accustomed to.

We depend on distribution and marketing agreements, and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.

We have broadened our product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which we distribute generic pharmaceutical products manufactured by others.  We have entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products.  For the year ended December 31, 2010, approximately 71% of our total net product sales were generated from products manufactured under contract or under license.  We cannot provide assurance that the manufacturing efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products.  Any alteration to or termination of our current material distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and otherwise), prospects or results of operations.

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

Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare).  Some of the applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us.  Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In order to assist us in commercializing products, we have obtained from governmental authorities and private health insurers and other organizations, such as health maintenance organizations (HMOs) and managed care organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments.  Third party payers increasingly challenge pricing of pharmaceutical products.  The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  These laws are referred to herein as “healthcare reform.”  A number of provisions of the healthcare reform laws will have a negative impact on the price of our products sold to U.S. government entities.  As examples, the current legislation include measures that would (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii)  extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform.  Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition.

Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled).  These beneficiaries may enroll in private drug plans.  There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements.  The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products.  In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers.  The Medicare Part D program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services (CMS) within the Department of Health and Human Services (HHS).  CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the HHS Office of Inspector

General has issued regulations and other guidance in connection with the Medicare Part D program.  The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors.  Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers.  Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients.  There is no assurance that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels.  Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products, and could significantly harm our business, results of operations, financial condition and cash flows.  We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

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

Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us.  Additionally, future healthcare legislation could also have a significant impact on our business.

Implementation of healthcare reform and changes in the health care regulatory environment may adversely affect our business.

A number of the provisions of the healthcare reform laws require rulemaking action by governmental agencies to be implemented, which has not yet occurred.  The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries, some of which are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview – Healthcare Reform Impacts.”  Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure.  We cannot predict the timing or impact of any future rulemaking.

Due to extensive regulation and enforcement in the pharmaceutical industry, we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations.  Failure to comply could result in material adverse effects to our business, financial position and results of operations, and the market value of our common stock could decline.

The pharmaceutical industry is subject to regulation by various governmental authorities at the federal, state and local levels with respect to the development, manufacture, labeling, sale, distribution, marketing, advertising and promotion of pharmaceutical products.  Failure to comply with governmental regulations can result in fines, disgorgement of profits, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution.  Although we have developed compliance programs to address the regulatory environment, there is no guarantee that these programs will meet regulatory agency standards now or in the future.  Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future.  If we are deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected, and the market value of our common stock could decline.

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

Just as we compete against companies selling branded products when we sell generic products, we will confront the same competitive pressures from other generic pharmaceutical companies when we sell our branded products.  Specifically, generic products are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.  Competition from generic equivalents, accordingly, could have an adverse effect on our Strativa segment.

We continue to consider product or business acquisitions or licensing arrangements to expand our brand product line.  Any growth of the Strativa segment will be based largely on the successful commercialization of our existing products and the acquisition or in-licensing of new product opportunities.  Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment.  For example, in 2007 and 2008, we invested in license arrangements for five products under development, and the development programs for two of the five have been terminated unsuccessfully (pafuramidine maleate as of February 2008 and Onconase® as of September 2009).  Additionally, a third product under development (ZensanaTM) did not achieve bioequivalence to the reference drug in all studies in 2009.  In addition, we also may not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain our brand business segment.

Strativa relaunched Nascobal® in the second quarter of 2009, launched OravigTM in the third quarter of 2010 and launched Zuplenz® in the fourth quarter of 2010.  We cannot be certain that our brand product expenditures will result in commercially successful launches of these products or will improve the long-term profitability of Strativa.  To the extent that any of these launches do not meet current expectations, we may be required to write-down assets specifically related to these products.

We expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.

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

Because of the inherent risk associated with research and development efforts in the industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA-approved new pharmaceutical products.  Also, after we or our development partners submit an ANDA or NDA, the FDA may request that we conduct additional studies.  As a result, we may be unable to reasonably determine the total research and development costs required to develop a particular product.  Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization.  To the extent that we expend significant resources on research and development efforts and are not ultimately able to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

The testing required for the regulatory approval of our products is conducted by independent third parties.  Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.

Our applications for the regulatory approval of our products, including in-licensed products, incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities).  Our ability to obtain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided by third parties.  We have little or no control over any of these factors.  If this testing is not performed properly, our ability to obtain regulatory approvals could be restricted or delayed.

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that are not commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including the risks that we may be unable to integrate the acquired business successfully and that we may assume liabilities that adversely affect us.

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses.  We may choose to enter into such transactions at any time.  Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates.  To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all.

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders.  If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all.  Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability.   If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required.  Such a charge could be in an amount that is material to our results of operations and net worth.

Additionally, acquisitions involve numerous risks, including difficulties in assimilating the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience, and the potential loss of key employees of the acquired company.  There may be overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses.  As a result of acquiring businesses, we may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing.  Any acquisition could result in our assumption of unknown and/or unexpected, perhaps material liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

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

Our operating results are affected by many factors and may fluctuate significantly on a quarterly basis.

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

•    our ability to create demand in the marketplace for our branded products;

•    availability of raw materials and finished products from suppliers;

•    our ability to internally manufacture products at our manufacturing facility;

•    the scope and outcome of governmental regulatory actions;

•    the dependence on a small number of products for a significant portion of net revenue or income;

•    legal actions against our generic products brought by brand competitors, and legal challenges to our intellectual property rights brought against our brand products by generic competitors;

•    price erosion and customer consolidation; and

•    significant payments (such as milestones) payable by us under collaboration, licensing, and development agreements to our partners before the related product has received FDA approval.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost-effective manner.  If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses to offset such declines.  Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.

In certain circumstances, we issue price adjustments and other sales allowances to our customers.  Although we establish reserves based on our estimates of these amounts, if estimates are incorrect and the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on our financial position and results of operations.

As described above, the first company to file an ANDA containing a Paragraph IV certification that successfully challenges the patent(s) on a brand product may be granted 180 days of generic market exclusivity by the FDA for that generic product.  At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%).  When we experience price declines following a period of generic marketing exclusivity, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers.  There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

We establish reserves for chargebacks, rebates and incentives, other sales allowances, and product returns at the time of sale, based on estimates.  Although we believe our reserves are adequate as of the date of this report, we cannot provide assurances that our reserves will ultimately prove to be adequate.  Increases in sales allowances may exceed our estimates due to a variety of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships.  We will continue to evaluate the effects of competition and will record a price adjustment reserve if and when we deem it necessary.  Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.

We are subject to pending litigations in connection with the restatement of certain of our financial statements for prior periods that will likely divert substantial amounts of management time from our operations and could result in significant expense and liabilities.

We and certain of our former executive officers have been named as defendants in several purported stockholder class action lawsuits filed on behalf of purchasers of our common stock between April 29, 2004 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning our financial condition and results of operations.  We intend, and each of the individuals named as a defendant has stated an intention, to vigorously defend against these allegations.  The outcome and consequences of these actions are inherently uncertain.  Such litigation is often costly and time-consuming, and could result in an adverse impact on our business, results of operations, financial position and cash flows.  The defense of any such action or investigation will likely cause the diversion of management’s attention and resources, and we may be required to pay damages if any such proceedings are not resolved in our favor.  Further, any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses, including modifying or adopting new controls and procedures.  Such events could harm our business, affect our ability to raise capital, and adversely affect the trading price of our securities.

If we fail to maintain our internal controls over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of each fiscal reporting period.  Management concluded that our internal controls over financial reporting were effective as of December 31, 2010.  However, failure to maintain the existing effective control structure could impact our evaluations in future periods.

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

Litigation concerning patents and branded rights can be protracted and expensive.  Pharmaceutical companies with patented brand products frequently sue companies that produce generic equivalents of their patented brand name products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patents on the brand name drug expire or is held to be not infringed, invalid, or unenforceable.  When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted.  Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights.  Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents.  Because substantially all of our current business involves the marketing and development of products that are either subject to the protection of our own patents or the potential assertion of claims by third parties, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.  Our development partners are also parties to several lawsuits, the outcome of which may have a material impact on our business.  For more information on our material pending litigation, please see Item 3 – “Legal Proceedings” of this Annual Report on Form 10-K.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid.  We likely cannot avoid such claims.  Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients.  Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products.  In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices.  A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums.  In addition, insurance coverage for product liability may become prohibitively expensive in the future, and as a result we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims, or we may be required to maintain a larger self-insured retention than we would otherwise choose to.

We are subject to extensive governmental regulation, and any non-compliance may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.

As a pharmaceutical manufacturer and distributor, we are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, as well as by state governments.  The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal statutes and regulations govern the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products.  The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business.  Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process.  In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time any ANDAs submitted by a company that has committed certain violations and provides for temporary denial of approval of such ANDAs during its investigation.  Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions.  From time to time, we have voluntarily recalled our products.  In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity.  The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems.  In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations.  Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations.  We operate in New Jersey and New York, which are states often recognized for having very aggressive public health and environmental protection laws.

Finally, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.  For example, on January 30, 2009, the FTC filed a lawsuit against us alleging violations of antitrust laws stemming from our court-approved settlement of a patent litigation with Solvay Pharmaceuticals.  On February 23, 2010, the court granted our motion to dismiss the FTC’s claims.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend this action.  For more information on our material pending litigation, please see Item 3 – “Legal Proceedings” of this Annual Report on Form 10-K.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which the agencies have suggested that reporting of inflated AWPs by manufacturers have led to excessive payments for prescription drugs.  For example, beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. (“Ven-A-Care”) alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  During 2010, we settled the Hawaii suit for $2.3 million and the Massachusetts suit for $0.5 million; in January 2011, we settled the Alabama suit for $2.5 million.  In addition, at various times between 2006 and 2010, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas to us, and the Attorneys General of Michigan, Tennessee, Texas, and Utah issued civil investigative demands to us.  Certain of the other pharmaceutical companies named in these suits have entered into settlements with various jurisdictions for amounts ranging up to tens of millions of dollars.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff.  We compete for qualified personnel against other brand pharmaceutical manufacturers, as well as other generic pharmaceutical manufacturers, who may offer more favorable employment opportunities.  If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market our products effectively, to meet the demands of our strategic partners in a timely fashion, and to support research and development programs.  In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives.  Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel.  Any failure in this regard could limit the rates at which we generate sales and develop or acquire new products.

The raw materials essential to our manufacturing business are purchased primarily from distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies.  If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of time and resources.  In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

We depend on our ability to protect our intellectual property and proprietary rights.  We cannot be certain of our ability to keep confidential and protect such rights.

Our success depends on our ability to protect and defend the intellectual property rights associated with our current and future products.  If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that may be confused with, our products, and our generic competitors may obtain regulatory approval to make and distribute generic versions of our branded products.

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

We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks, and, with regard to other intellectual property, by entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties.  This is done in large part because few of our products are protected by patents.  We cannot provide assurance that these agreements will not be breached or circumvented.  We also cannot be certain that we will have recourse to adequate remedies in the event of a breach.  Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements.  We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to internally-developed products, that we will be able to maintain the confidentiality of information relating to these products.  In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.

Our stock price is volatile, and the value of your investment could decline.

The market prices for securities of pharmaceutical companies like ours have been and are likely to continue to be highly volatile.  As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors.  Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects, and general market conditions for pharmaceutical stocks, could have a significant impact on the future trading prices of our common stock.  In particular, the trading price of the common stock of many pharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.  Some of the factors that may cause volatility in the price of our securities include:

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

• business and product market cycles,

• changes in governmental regulations or legislation affecting our industry,

• fluctuations in customer requirements,

• the availability and utilization of manufacturing capacity,

• the timing and amounts of royalties paid to us by, or owed by us to, third parties,

• the availability of working capital,

• the outcomes of audits by regulatory agencies like the IRS or the outcomes of investigations by federal authorities like the Department of Justice,

• issues with the safety or effectiveness of our products, and

• developments in pending litigation matters or new litigation matters.

The price of our common stock may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets.  These factors, individually or in the aggregate, could result in significant variations in the trading prices of our common stock.  Volatility in the trading prices of our common stock could result in additional securities class action litigations.  Any litigation would likely result in substantial costs and divert our management’s attention and resources.

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease
Spring Valley, NY	Manufacturing	120,000	Owned
Spring Valley, NY	Quality & Administrative	34,000	Owned
Suffern, NY	Distribution	190,000	Leased	September 2012
Spring Valley, NY	Research	55,000	Leased	December 2014
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2016

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

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006. The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  We and Messrs. O’Connor and Tarriff have answered the Amended complaint and intend to vigorously defend the consolidated class action. Plaintiffs have filed a motion for class certification which we and the other defendants intend to oppose.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO regarding the ’981 patent.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively.  On August 14, 2009, after our bench trial in the District Court, the Court ruled in our favor on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  Both parties appealed to the U.S. Court of Appeals for the Federal Circuit and, on June 3, 2010, the Court of Appeals ruled in our favor, affirming the District Court’s decision of invalidity of the patents in suit, while also affirming the District Court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) after we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”) and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents.  We intend to defend all of these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010, and we are now waiting for a decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  The court scheduled a Markman hearing and pre-trial conference for March 15, 2011, and a two-week trial for March 28, 2011.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012; however, the schedule in this second case will not affect the hearing and trial dates set forth above.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  The Court has set June 9, 2011 as the due date for the pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 20, 2010, Schering-Plough HealthCare Products (“Schering-Plough”), Santarus, Inc. (“Santarus”), and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos., 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We have previously received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  On November 9, 2010, we entered into a stipulation with the plaintiffs to stay litigation on the OTC product pending the decision by the U.S. Court of Appeals for the Federal Circuit on the prescription product appeal, and the parties have agreed to be bound by such decision for purposes of the OTC product litigation. We intend to pursue our appeal and defend this action vigorously.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a March 31, 2011 deadline for all discovery.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to vigorously defend any appeal by plaintiffs, should one be filed.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We intend to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Texas, Kentucky, Idaho and Alaska, with trials commencing on or about May 2, 2011, July 11, 2011, September 26, 2011 and May 7, 2012, respectively.   In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2.3 million.   The Massachusetts suit was settled on December 17, 2010 for $0.5 million.  The Alabama suit was settled on January 5, 2011 for $2.5 million.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to explore settlement opportunities in other jurisdictions.  At this time we are not able to estimate the possible loss or range of loss associated with these legal proceedings.  Certain of the other pharmaceutical companies named in these suits have entered into settlements with various jurisdictions for amounts ranging up to tens of millions of dollars per jurisdiction.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the U.S. District Court for the District of Massachusetts entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us.  The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided, or are in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the fourth quarter of 2010, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

In December 2010, we reached a settlement in principal related to the routine post-award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement and release agreement is currently under review by the Department of Veterans Affairs.  We had previously accrued a loss contingency of approximately $5.2 million, including interest, in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010, related to this matter.  Based upon the best information currently available to us, we have reduced this accrual to $1.1 million, which represents our best estimate of loss related to this matter.  Accordingly, we recognized $4.1 million of income in the fourth quarter of 2010 as a change in estimate.  Refer to Note 5 - “Accounts Receivable” for more information.

In December 2010, we submitted to the Texas Health and Human Services Commission $6.5 million resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.

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

	2010		2009
Quarter ended (approximately)	High	Low	High	Low
March 31	$27.71	$24.07	$13.74	$9.19
June 30	28.40	24.95	14.82	8.87
September 30	29.38	26.02	22.39	14.58
December 31	38.95	29.38	27.23	20.17

(b)  Holders.  As of February 16, 2011, there were 1,494 holders of record of our common stock.

(c)  Dividends.  During 2010, 2009 and 2008, we did not pay any cash dividends on our common stock. The payment of future dividends on our common stock is subject to the discretion of the Board and is dependent upon many factors, including our earnings, our capital needs, the terms of any financing agreements and our financial condition. In certain circumstances, our ability to pay dividends is restricted by the various customary covenants contained in our unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  Refer to Notes to Consolidated Financial Statements - Note 12 – “Debt and Unsecured Credit Facility” contained elsewhere in this Form 10-K for further details.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan (1)	2,909,000	$25.38	5,023,000
1997 Directors Stock Option Plan (2)	205,000	39.88	151,000

Equity compensation plans not approved by stockholders:
2000 Performance Equity Plan (3)	18,000	7.63	-
Total	3,132,000	$26.23	5,174,000

(1) The 2004 Plan totals include prior authorizations under the 2001 Plan.  The maximum number of stock options available for future issuance is 4,545,000.  Of the total number of shares available for future grant 478,000 shares are available for the issuance of restricted stock and/or restricted stock units.

(2) For the 1997 Plan, the indicated total number of securities remaining available for future issuance may be any combination of stock options and restricted stock units.

(3) The remaining shares in the 2000 Plan expired on March 22, 2010.

(e) Performance graph

The following graph compares the total cumulative stockholder return on our Common Stock for the period December 31, 2005 through December 31, 2010, with the cumulative total return of (a) the S&P 400 Mid-Cap Index (b) the S&P 600 SmallCap Index and (c) the Dow Jones US Pharmaceuticals Index.  The comparison assumes that $100 was invested on December 31, 2005, in our Common Stock and in each of the comparison indices.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG PAR PHARMACEUTICAL COMPANIES, INC.,

S&P 400 MID-CAP INDEX, S&P 600 SmallCap INDEX AND DOW JONES US PHARMACEUTICALS INDEX

Company/Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Par Pharmaceutical Companies, Inc. (PRX)	$100.00	$71.38	$76.58	$42.79	$86.34	$122.88
S&P 400 Mid-Cap (MID)	$100.00	$108.99	$116.28	$72.93	$98.46	$122.93
S&P 600 SmallCap (SML)	$100.00	$114.07	$112.68	$76.63	$94.86	$118.55
Dow Jones US Pharmaceuticals (DJUSPR)	$100.00	$111.27	$113.06	$89.23	$102.43	$101.03

(f) Issuer Purchases of Equity Securities (1)

Quarter Ended December 31, 2010

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2010 through October 31, 2010	3,053	N/A	-	-
November 1, 2010 through November 30, 2010	53,569	N/A	-	-
December 1, 2010 through December 31, 2010	12,684	N/A	-	-
Total	69,306	N/A	-	1,131,110

(1)            In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so. Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2010.  The repurchase program has no expiration date.

(2)           The total number of shares purchased represents 69,306 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)           Based on the closing price of our common stock on the New York Stock Exchange of $38.51 at December 31, 2010.

ITEM 6.  Selected Financial Data

	As of and for the Years Ended
	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Revenues:
Net product sales	$980,631	$1,176,427	$561,012	$739,020	$705,378
Other product related revenues	28,243	16,732	17,103	30,646	19,790
Total revenues	1,008,874	1,193,159	578,115	769,666	725,168
Cost of goods sold	635,343	859,206	401,544	501,147	506,884
Gross margin	373,531	333,953	176,571	268,519	218,284
Operating expenses (income):
Research and development	50,369	39,235	59,656	77,659	61,766
Selling, general and administrative	192,504	165,135	137,866	138,217	148,217
Intangible assets impairment	-	-	-	-	1,100
Settlements and loss contingencies, net	3,762	307	49,837	(945)	1,250
Restructuring costs	-	1,006	15,397	-	1,283
Total operating expenses	246,635	205,683	262,756	214,931	213,616
Gain on sale of product rights and other	6,025	3,200	9,625	20,000	3,054
Operating income (loss)	132,921	131,470	(76,560)	73,588	7,722
Other expense, net	-	-	-	(56)	126
Gain on bargain purchase	-	3,021	-	-	-
(Loss) gain on extinguishment of senior subordinated convertible notes	-	(2,598)	3,033	-	-
Equity in loss of joint venture	-	-	(330)	(387)	(663)
(Loss) gain on marketable securities and other investments, net	3,459	(55)	(7,796)	(1,583)	(583)
Interest income	1,257	2,658	9,246	13,673	8,974
Interest expense	(2,905)	(8,013)	(13,355)	(13,781)	(13,265)
Income (loss) from continuing operations before provision (benefit) for income taxes	134,732	126,483	(85,762)	71,454	2,311
Provision (benefit) for income taxes	41,980	48,883	(32,447)	24,670	(410)
Income (loss) from continuing operations	92,752	77,600	(53,315)	46,784	2,721
Gain (loss) from discontinued operations and loss from disposal before benefit for income taxes	-	-	505	-	-
Provision for income taxes	21	672	2,361	1,212	894
Loss from discontinued operations	(21)	(672)	(1,856)	(1,212)	(894)
Net income (loss)	$92,731	$76,928	($55,171)	$45,572	$1,827

Net income (loss) per share of common stock:
Basic:
Income (loss) from continuing operations	$2.70	$2.30	($1.60)	$1.36	$0.08
Loss from discontinued operations	(0.00)	(0.02)	(0.05)	(0.04)	(0.03)
Net income (loss)	$2.70	$2.28	($1.65)	$1.32	$0.05

Diluted:
Income (loss) from continuing operations	$2.60	$2.27	($1.60)	$1.35	$0.08
Loss from discontinued operations	(0.00)	(0.02)	(0.05)	(0.04)	(0.03)
Net income (loss)	$2.60	$2.25	($1.65)	$1.31	$0.05

Weighted average number of common shares outstanding:
Basic:	34,307	33,679	33,312	34,494	34,422
Diluted	35,644	34,188	33,312	34,718	34,653

Balance Sheet Data:
Working capital	$365,537	$263,094	$203,462	$232,100	$133,817
Property, plant and equipment, net	71,980	74,696	79,439	82,650	89,155
Total assets	783,232	723,827	748,237	772,296	802,798
Total stockholders’ equity	628,444	498,653	411,983	452,810	420,431

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

OVERVIEW

The introduction of new products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products.  Par Pharmaceutical is an attractive business partner because of its strong commercialization track record and presence in the generic trade.  Par’s 2010 achievements included several launches (generic versions of Zegerid®, Tussionex®, Accolate®), the filing of eight ANDAs in conjunction with its development partners, and execution of several collaboration agreements to sustain the future generic pipeline.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  Our internal research and development targets high-value, first-to-file Paragraph IVs or first–to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partnering with technology based companies that can deliver similar product opportunities.  As of December 2010, we had 11 confirmed first-to-files and three potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

To continue the development of our branded products division, Strativa Pharmaceuticals, we acquired the worldwide rights to Nascobal® on March 31, 2009.  Nascobal® is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  Strativa also launched two products in 2010: Zuplenz®, which is an oral soluble film formulation of ondansetron for the prevention of chemotherapy-induced nausea and vomiting, prevention of nausea and vomiting associated with radiotherapy, and prevention of post-operative nausea and vomiting, and OravigTM, which is an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our recently introduced branded products (Nascobal®, OravigTM, Zuplenz®) and the successful development and commercialization of our future in-licensed branded product pipeline.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe to be unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market.  At that time, however, the branded company may license the right to distribute an “authorized generic” product to a competing generic company.  As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of those products have typically declined - often significantly - depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors.

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

Healthcare Reform Impacts

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act, which includes a number of changes to the PPACA.  These laws are hereafter referred to as “healthcare reform” or the “Acts.”

A number of provisions of healthcare reform have had and will continue to have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that impacted our 2010 net revenues, gross margin and net income include, but are not limited to the following (all items were effective January 1, 2010 unless otherwise noted):

•      Increase in the Medicaid rebate rate.  The base rebate rate on sales of branded drugs (Strativa) and authorized generics (Par) into the Medicaid channel was retroactively increased from 15.1% of AMP (average manufacturer price) to 23.1% of AMP.  The base rebate on sales of multisource generic products (Par) into the Medicaid channel was retroactively increased from 11% of AMP to 13% of AMP.  The base rebate is one component of the calculation for branded drugs and authorized generics, and may or may not result in an increase in rebates for a particular product.

•      Effective March 23, 2010, there was an extension of Medicaid rebates to drugs consumed by patients enrolled in Medicaid Managed Care Organizations (MMCOs).  Prior to healthcare reform, MMCOs were not entitled to Medicaid rebates, as the drug benefit was independently managed by the commercial managed care entity.  Given our current product portfolio, which is weighted more toward generic products, our exposure to commercial rebates for patients enrolled in MMCOs was low prior to March 23, 2010.

•      Increased Medicaid rebates for products defined as a line extension through application of an inflation penalty back to the original formulation price.

•      Expansion of the number of entities qualifying for Public Health System (PHS) status and therefore eligible to receive PHS pricing, which is typically equal to the net Medicaid price after rebates.

•      Revisions to the AMP calculation, effective October 1, 2010.  This provision had a negligible effect on 2010 net revenues and gross margins.

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

For the year ended December 31, 2010, the impact of healthcare reform resulted in a decrease of approximately $6.1 million of net revenues and approximately $3.5 million of gross margin.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

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

The market share calculation utilized to allocate the fee is to be calculated utilizing prior years sales statistics.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $1.5 million and $3.5 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o     the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities, and

o     the volume of Strativa’s sales of branded products.

•      A new 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded and authorized generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).   The 2011 impact of this provision on the gross margin of Par is estimated to be approximately $2 million to $3 million and Strativa is estimated to be less than $0.5 million.

•     Additionally, the publication of monthly weighted average AMP by therapeutic class and retail price surveys could occur during 2011.   It is not practical to forecast the impact of this provision on 2011 net revenues or gross margin.

Any potential impact of healthcare reform on the future demand for our products is not determinable at this time.  Any potential future impact on demand could differ between our Par and Strativa divisions, as well as between individual products within each division.

Par Pharmaceutical - Generic Products Division

Our strategy for our generic products division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (e.g., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, we are able to effectively and efficiently pursue these opportunities and support our partners.

During the year ended December 31, 2010, our generic business net revenues and gross margin were concentrated in a few products.  The top 12 generic products (metoprolol succinate ER (metoprolol), sumatriptan, clonidine, meclizine, dronabinol, tramadol ER, omeprazole, chlorpheniramine/hydrocodone, nateglinide, cholestyramine powder and cabergoline) accounted for approximately 77% of total consolidated revenues and approximately 61% of total consolidated gross margins in the year ended December 31, 2010.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced in August 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we were no longer the sole distributor for those two SKUs (25mg and 50mg).  On April 15, 2010, Watson announced that the FDA had approved its two other ANDAs for metoprolol, and Par was no longer the sole distributor for the 100mg and 200mg SKUs.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each of Watson’s entries into the market. In addition, Wockhardt, an India-based pharmaceutical company, announced that it received FDA approval for all four strengths of metoprolol on July 23, 2010.  Our sales volume and unit price for metoprolol were adversely impacted by this second generic competitor.  Additional competitors on any or all of the four SKUs will result in significant additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins (including possible inventory writedowns) as compared to 2009 and 2010.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to December 31, 2010, we remained the sole generic distributor of three SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was approximately $0.7 million at December 31, 2010 and will be amortized over approximately one year.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS®.  The product is manufactured by a third party development partner with whom we have a profit sharing arrangement.  From launch to July 15, 2010, we were the sole generic distributor of this product.  On July 16, 2010, Mylan received FDA approval for its generic version of clonidine TDS, therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted due to Mylan’s receipt of FDA approval and subsequent launch.  Any additional competition could result in significant additional declines in sales volume and unit price, which may negatively impact our revenues and gross margins (including possible provisions for inventory to cost of goods sold) as compared to 2009 and 2010.  In May 2010, our third party partner received a Warning Letter from the FDA that cited conditions at the facility where clonidine TDS is manufactured that the FDA investigators believe may violate current Good Manufacturing Practices, based on their observations made between October and December of 2009.  Our third party partner has responded to the Warning Letter and is working with the FDA to conclude this matter, but we cannot guarantee that our partner will not be subject to additional regulatory action by the FDA.  This product has a long manufacturing lead time, and any disruption in supply at our third party partner could also have a negative effect on our revenues and gross margins.  We will continue to monitor this matter to assess any potential future negative impact on our sales of clonidine TDS and related gross margins.

We marketed meclizine until the supplier of our active pharmaceutical ingredient (“API”) experienced an explosion at its manufacturing facility in early 2008.  Subsequently, we qualified a new API source and received the appropriate approval from the FDA of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in the latter half of 2008.  From the beginning of 2009 to May 2010, we believe we were the exclusive supplier of this generic product.  In June 2010, a competitor entered this market.   This new competition negatively impacted our sales and gross margins for meclizine.  Any additional competition could result in significant additional declines in sales volume and unit price, which may negatively impact our revenues and gross margins (including possible inventory writedowns) as compared to 2009 and 2010.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.  The remaining net book value of the associated intangible asset was $1.2 million at December 31, 2010 and will be amortized over approximately three years.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In July 2010, we launched two strengths of omeprazole/sodium bicarbonate capsules.  Omeprazole/sodium bicarbonate capsules are the generic version of Zegerid®.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for these two strengths of the product.  We are now one of two competitors in this market, with the other competitor being the authorized generic.  Omeprazole/sodium bicarbonate capsules had been the subject of litigation in the U.S. District Court for the District of Delaware, but in April 2010, the Court ruled in our favor, finding that the related patents were invalid as being obvious and without adequate written description.  The case is currently on appeal to the U.S. Court of Appeals for the Federal Circuit.  We will continue to vigorously defend the appeal.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL).  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB’s Tussionex®, which is used for relief of cough and upper respiratory symptoms associated with allergy or a cold.  We participate in a profit sharing arrangement with Tris Pharma based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited into the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  In October 2010, UCB filed a complaint naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development as defendants.  The complaint alleged that Tris and its head of research and development misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which they were bound.  The complaint further alleges unfair competition against the defendants relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to vigorously defend any appeal by plaintiffs, should one be filed.

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 5 to 7 new ANDA filings during each of 2011, 2012 and 2013.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners currently have approximately 29 ANDAs pending with the FDA, which include 11 first-to-file and three first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing product portfolio.  In addition, in the longer term, we will continue to consider strategic new licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA, and immediately began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $2.6 million at December 31, 2010, and will be amortized over approximately two years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009 and the FDA approvals of OravigTM and Zuplenz® in 2010, Strativa increased its sales force and turned its focus on marketing the full portfolio of products.

In September 2006, we entered into an extended-reach agreement with Solvay Pharmaceuticals, Inc. (which was subsequently acquired by Abbott Laboratories) that provided for our branded sales force to co-promote Androgel® for a period of six years.  As compensation for our marketing and sales efforts, we were receiving up to $10 million annually.  In December 2010, we terminated this agreement and received a $2 million early termination payment.  The marketing and sales efforts will be redirected toward the four products currently in the portfolio.

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's OravigTM (miconazole) buccal tablets.  On April 16, 2010, the FDA approved OravigTM, which triggered our payment to BioAlliance of $20.0 million in the second quarter of 2010.  Strativa began to commercialize OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.  The remaining net book value of the related intangible asset was $19.4 million at December 31, 2010, and will be amortized over approximately 12 years.

In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s Zuplenz® (ondansetron) oral soluble film.  On July 2, 2010, the FDA approved Zuplenz®, which is offered in 4mg and 8mg dosage strengths, and Strativa launched Zuplenz® in the fourth quarter of 2010.  We paid MonoSol additional milestone payments totaling $6.0 million in July 2010.  The product is manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.  The remaining net book value of the related intangible asset was $5.9 million at December 31, 2010, and will be amortized over approximately 12 years.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $46.7 million at December 31, 2010, and will be amortized over approximately 10 years.

In January 2011, we completed a modest reorganization of the Strativa management team (approximately 10 positions eliminated) and refined our sales and marketing plan for each of Strativa’s currently marketed products as part of our on-going efforts to maximize the value and potential of our existing product portfolio.  We announced that the President of Strativa Pharmaceuticals resigned and that effective January 31, 2011, Patrick G. LePore, the Chairman, CEO and President of Par Pharmaceutical Companies, Inc., assumed day-to-day oversight of Strativa on an interim basis.  We have taken steps to further align the Strativa home office sales and marketing team with the objectives of our sales force and to leverage the relevant expertise and experience within our Par Pharmaceutical generics division.  In conjunction with these events, we recalibrated our target sales for certain of our currently marketed products.  Further information regarding such forecasts can be found in our Form 8-K filed January 12, 2011.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market.  Litigation concerning patents and proprietary rights is often protracted and expensive.  Pharmaceutical companies with patented brand products increasingly are suing companies that produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires.  When an ANDA is filed with the FDA for approval of a generic drug, the filer may certify either that any patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filer for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues (2010 compared to 2009)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2010	2009	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$473,206	$742,697	($269,491)
Sumatriptan succinate injection (Imitrex®)	72,984	72,319	665
Clonidine TDS (Catapres TTS®)	61,272	33,747	27,525
Meclizine Hydrochloride (Antivert®)	31,216	38,851	(7,635)
Dronabinol (Marinol®)	27,232	24,997	2,235
Tramadol ER (Ultram ER®)	22,640	5,520	17,120
Omeprazole (Zegerid®)	18,476	-	18,476
Chlorpheniramine/Hydrocodone (Tussionex®)	17,479	-	17,479
Cholestyramine Powder (Questran®)	16,007	13,092	2,915
Nateglinide (Starlix®)	15,287	7,001	8,286
Cabergoline (Dostinex®)	12,487	12,895	(408)
Methimazole (Tapazole®)	10,649	10,062	587
Megestrol oral suspension (Megace®)	9,393	9,056	337
Propranolol HCl ER (Inderal LA®)	5,870	12,473	(6,603)
Other	106,489	114,853	(8,364)
Other product related revenues	16,243	6,732	9,511
Total Par Pharmaceutical Revenues	$916,930	$1,104,295	($187,365)

Strativa
Megace® ES	$60,879	$68,703	($7,824)
Nascobal® (3)	17,715	10,161	7,554
OravigTM	1,137	-	1,137
Zuplenz®	213	-	213
Other product related revenues	12,000	10,000	2,000
Total Strativa Revenues	$91,944	$88,864	$3,080

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$916,930	$1,104,295	($187,365)	(17.0%)	90.9%	92.6%
Strativa	91,944	88,864	3,080	3.5%	9.1%	7.4%
Total revenues	$1,008,874	$1,193,159	($184,285)	(15.4%)	100.0%	100.0%

The decrease in generic segment revenues in 2010 was primarily due to:

•      Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for 2010 can be attributed to volume of units sold (approximately 65% of total dollar decrease) with the remainder of the dollar amount decrease due to price.  We expect additional declines in metoprolol revenues in the future as more competitors enter this market.

•      Competition for meclizine beginning in June 2010.

•      Lower “Other” generic revenues, which were primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including fluticasone, various amoxicillin products, tramadol HCl and acetaminophen, ibuprofen, and propranolol HCl ER caps.

The decreases above in 2010 were tempered by;

•      The launch of clonidine TDS in August 2009 as the sole generic distributor, and we remained the exclusive supplier to this market on all strengths through August 2010.  Therefore, 2010 had 12 months of sales as compared to five months in 2009.  On July 16, 2010, Mylan received FDA approval for clonidine and subsequently launched its product; therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted.  Any additional competition will result in significant additional declines in sales volume and unit price which may negatively impact our revenues and gross margins in future periods.

•      The launch of omeprazole in late June 2010, the launch of chlorpheniramine/hydrocodone in October 2010 and tramadol ER, which launched in the fourth quarter of 2009 with the authorized generic as our only generic competitor.

•      The increase of net sales of dronabinol, mainly due to increased volume.  Our only competitor in the generic dronabinol market continues to be Watson as the authorized generic.

•      Improved royalties from the sales of fenofibrate, which was launched by our strategic partner in the fourth quarter 2009, and diazepam, which launched by our strategic partner in September 2010.

Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 71% of our total product revenues for 2010 and approximately 79% of our total product revenues for 2009.  The decrease in the percentage is primarily driven by the launch of omeprazole in 2010 and tramadol ER, which launched in the fourth quarter of 2009, combined with decreased revenues of metoprolol and clonidine.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in 2010 was primarily due to the continued growth of Nascobal®, which was relaunched in the second quarter of 2009, coupled with the launches of OravigTM and Zuplenz® and the $2 million termination payment associated with the discontinuation of the extended-reach agreement with Solvay Pharmaceuticals, Inc.  This increase was offset somewhat by the decrease of Megace® ES, primarily due to lower prescription levels, tempered by a single digit increase in average net selling price.

Strativa launched OravigTM in the third quarter of 2010 and Zuplenz® in the fourth quarter of 2010.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the year ended December 31, 2010, we have recognized $1.1 million of revenues for OravigTM and $0.2 million of revenues for Zuplenz® and deferred revenues of $1.2 million for OravigTM and deferred revenues of $0.3 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2010.  We will modify our revenue recognition for OravigTM and Zuplenz® at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

Revenues (2009 compared to 2008)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2009	2008	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$742,697	$172,729	$569,968
Sumatriptan succinate injection (Imitrex®)	72,319	18,119	54,200
Meclizine Hydrochloride (Antivert®)	38,851	32,055	6,796
Clonidine TDS (Catapres TTS®)	33,747	-	33,747
Dronabinol (Marinol®)	24,997	14,356	10,641
Cholestyramine Powder (Questran®)	13,092	11,582	1,510
Cabergoline (Dostinex®)	12,895	20,916	(8,021)
Propranolol HCl ER (Inderal LA®)	12,473	17,990	(5,517)
Methimazole (Tapazole®)	10,062	10,187	(125)
Megestrol oral suspension (Megace®)	9,056	10,286	(1,230)
Fluticasone (Flonase®)	5,883	38,978	(33,095)
Ibuprofen Rx (Advil®, Nuprin®, Motrin®)	5,691	11,024	(5,333)
Various amoxicillin products (Amoxil®)	2,311	14,822	(12,511)
Other (1)	113,489	111,486	2,003
Other product related revenues (2)	6,732	6,535	197
Total Par Pharmaceutical Revenues	$1,104,295	$491,065	$613,230

Strativa
Megace® ES	$68,703	$76,482	($7,779)
Nascobal®	10,161	-	10,161
Other product related revenues	10,000	10,568	(568)
Total Strativa Revenues	$88,864	$87,050	$1,814

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Revenues:
Par Pharmaceutical	$1,104,295	$491,065	$613,230	124.9%	92.6%	84.9%
Strativa	88,864	87,050	1,814	2.1%	7.4%	15.1%
Total revenues	$1,193,159	$578,115	$615,044	106.4%	100.0%	100.0%

The increase in generic segment revenues for the year ended December 31, 2009 was primarily due to the continued exclusivity on two SKUs  (packaging sizes of 100mg and 200mg) of metoprolol succinate ER and reduced competition for sales of two other SKUs (25mg and 50mg) of metoprolol succinate ER relative to the prior year.  The dollar amount increase of metoprolol revenues for 2009 can be attributed to volume of units sold (approximately 18% of total dollar increase) with the remainder of the dollar amount increase due to price.  We launched clonidine in August 2009 as the sole generic distributor.  Previously, we launched various sumatriptan SKUs in the fourth quarter of 2008.  Throughout 2009, we remained the sole distributor of three sumatriptan SKUs with one competitor for a single SKU.  In the third quarter of 2008, we launched multiple strengths of dronabinol.  We also commenced shipment of meclizine HCl tablets in 12.5mg and 25mg strengths in the third quarter of 2008.  Other notable launches in 2009 were tramadol ER, which launched in the fourth quarter of 2009, risperidone ODT, which launched in the second quarter of 2009, and alprazolam, which launched in the first quarter of 2009.  These three products are included in “Other” above.

Tempering these increases of 2009 net sales were lower generic revenues of certain existing products primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including fluticasone, various amoxicillin products, cabergoline, ibuprofen, and propranolol HCl ER caps.  In addition, we experienced declines in many of our other generic products due to volume and pricing pressures, and/or product discontinuation as a result of the fourth quarter 2008 restructuring of the generic business to trim our generic product portfolio in an effort to retain only those products that deliver acceptable profit.  Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract)

and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 79% of our total revenues in 2009 and approximately 57% of our total revenues in 2008.  The increase in the percentage is driven by the increased sales of metoprolol, dronabinol and sumatriptan coupled with the 2009 launch of clonidine.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in 2009 was primarily due to the acquisition of Nascobal® and the associated relaunch of the product in the second quarter of 2009 by Strativa.  The net sales decline of Megace® ES in 2009 is primarily attributed to the timing of trade buying patterns.  In December 2007, the trade delayed its Megace® ES purchases until after the holidays to the benefit of 2008.  In December 2008, the trade accelerated its Megace® ES purchases before the holidays to the detriment of our 2009 revenue.  Megace® ES also experienced higher returns during 2009 as compared to the prior year.  We expect that the Megace® ES product returns rate for 2010 will approximate the 2009 returns rate.

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

Our gross revenues for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	For the Years Ended December 31,
($ thousands)	2010	Percentage of Gross Revenues	2009	Percentage of Gross Revenues	2008	Percentage of Gross Revenues
Gross revenues	$1,504,835		$1,626,514		$1,130,806

Chargebacks	(217,678)	14.5%	(172,766)	10.6%	(377,627)	33.4%
Rebates and incentive programs	(124,647)	8.3%	(127,657)	7.8%	(85,214)	7.5%
Returns	(23,979)	1.6%	(25,056)	1.5%	(15,932)	1.4%
Cash discounts and other	(90,816)	6.0%	(81,666)	5.0%	(48,354)	4.3%
Medicaid rebates and rebates due under other US Government pricing programs	(38,841)	2.6%	(26,210)	1.6%	(25,564)	2.3%
Total deductions	(495,961)	33.0%	(433,355)	26.6%	(552,691)	48.9%

Total revenues	$1,008,874	67.0%	$1,193,159	73.4%	$578,115	51.1%

The total gross-to-net adjustments as a percentage of sales increased for 2010 compared to 2009 primarily due to an increase in chargebacks, cash discounts and other, and Medicaid rebates and rebates due under other U.S. Government pricing programs.

•      Chargebacks: the increase in the percentage of gross revenues was primarily driven by a significant decrease in sales of products that carry lower than average chargeback rates , mainly metoprolol , coupled with a decrease in the percentage of non-wholesaler sales (mainly related to metoprolol), and we also experienced higher chargeback rates for certain products that had additional competition in 2010.

•      Cash discounts and other: the increase is primarily due to price adjustments given major customers to retain metoprolol business and other products that faced additional competition in 2010, coupled with customer mix.

•      Rebates and incentive programs: the increase in percentage of gross revenues primarily driven by product and customer mix as a result of the increased competition of key products.

•      Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to higher Tri C are rebates that were effective January 1, 2010.  This was coupled with the impact of the March 2010 health care reform acts which led to higher Medicaid rebates rates and additional patients eligible for managed Medicaid benefits.  These increases were tempered by the favorable settlement with the Office of Inspector General of the Department of Veterans Affairs regarding a routine post award contract review of our contract for the periods 2004 to 2007.

Gross-to-net deductions are discussed in the “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin (2010 compared to 2009)

	For the Years Ended December 31,
				Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	2010	2009
Gross margin:
Par Pharmaceutical	$305,716	$267,830	$37,886	33.3%	24.3%
Strativa	67,815	66,123	1,692	73.8%	74.4%
Total gross margin	$373,531	$333,953	$39,578	37.0%	28.0%

The increase in Par Pharmaceutical gross margin dollars for 2010 is primarily due to the launches of clonidine, omeprazole, and tramadol ER, coupled with royalties from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010, and tempered by lower sales of metoprolol.  The top 12 sales volume Par products (metoprolol, sumatriptan, clonidine, meclizine, dronabinol, tramadol ER, omeprazole, chlorpheniramine/hydrocodone, nateglinide, cholestyramine powder, cabergoline and methimazole) accounted for approximately $230 million gross margin dollars and a margin percentage of approximately 30% for 2010.  For 2009, these top net revenue products totaled approximately $198 million gross margin dollars with a margin percentage of approximately 21%.  The increase is primarily due to lower amortization of the sumatriptan related intangible asset as it nears the end of its original estimated useful life, and the launches of clonidine, tramadol ER, nateglinide, chlorpheniramine/hydrocodone and omeprazole tempered by the metoprolol and meclizine declines.

Gross margin dollars related to all other Par generic revenues totaled approximately $76 million with a margin percentage of approximately 55% for 2010.  For 2009, gross margin dollars for all other generic revenues totaled approximately $70 million with a margin percentage of approximately 49%.  Gross margin dollars for this group of products were positively impacted by increased royalties (from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010), the benefit associated with a settlement of a routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs, and increased risperidone gross margin dollars tempered by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including propranolol and ranitidine syrup.

Strativa gross margin dollars increased for 2010, primarily due to the acquisition of Nascobal® and the associated relaunch of the product in mid-2009 coupled with the $2 million termination payment associated with the discontinuation of the extended-reach agreement with Solvay Pharmaceuticals, Inc., tempered by the lower Megace® ES revenues.

Gross Margin (2009 compared to 2008)

	For the Years Ended December 31,
				Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	2009	2008
Gross margin:
Par Pharmaceutical	$267,830	$108,952	$158,878	24.3%	22.2%
Strativa	66,123	67,619	(1,496)	74.4%	77.7%
Total gross margin	$333,953	$176,571	$157,382	28.0%	30.5%

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

Strativa gross margin dollars decreased for 2009, primarily due to lower sales of Megace® ES.  The gross margin percentage of Nascobal® was negatively impacted by purchase price adjustments associated with inventory fair value adjustments upon acquisition and sold in the second quarter of 2009.

Research and Development (2010 compared to 2009)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$48,026	$29,414	$18,612	63.3%	5.2%	2.7%
Strativa	2,343	9,821	(7,478)	(76.1%)	2.5%	11.1%
Total research and development	$50,369	$39,235	$11,134	28.4%	5.0%	3.3%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense for the year ended December 31, 2010 is principally driven by:

•      Higher outside development costs, up $14.1 million, due to the following business development activity:

o      In the second quarter of 2010, Par acquired an ANDA from a third party for an up-front payment of $11.0 million which was expensed as incurred.  The agreement provides for an additional milestone payment contingent upon certain regulatory events.  Par will retain all profit from the commercial sale of the product if approved by the FDA and launched.  The ANDA is currently under review by the FDA.

o      In the second quarter of 2010, Par acquired from Eagle Pharmaceuticals the rights and obligations of a collaboration arrangement with EMET Pharmaceuticals for mesalamine 400mg delayed release tablet currently in development, for an up-front payment of $5.5 million dollars.  The arrangement provides for additional milestone payments based upon certain development activities, FDA approval and sales.  The first and second of such milestones were achieved during the second quarter and fourth quarter and the resultant $0.5 million payments were each expensed as incurred.  Par will participate in a profit sharing arrangement with EMET Pharmaceuticals based on the commercial sale of the product, if the product is approved by the FDA and launched.  The ANDA is currently under review by the FDA. Refer to “Legal Proceedings” in Note 16 to the Consolidated Financial Statements, “Commitments, Contingencies and Other Matters,” contained elsewhere in this Form 10-K, for a description of related litigation.

o      In 2009, Par paid $4.0 million to enter a supply and distribution agreement with Tris Pharma, Inc., our licensing partner, for the development of generic Tussionex®, for which Tris is the holder of the ANDA.  In the third quarter of 2010, Par paid a $2.0 million development milestone payment to Tris, and in the fourth quarter of 2010 Par commenced a limited launch of generic Tussionex®.  Under the terms of the agreement, Tris manufactures and Par markets generic Tussionex® and the parties participate in a profit sharing arrangement based on the commercial sale of the product.  Refer to “Legal Proceedings” in Note 16 to the Consolidated Financial Statements, “Commitments, Contingencies and Other Matters,” contained elsewhere in this Form 10-K, for a description of related litigation.

•      Higher biostudy and material costs, combined worth $4.0 million, related to the development of generic products.

Strativa:

The decrease in Strativa’s research and development expense in 2010 principally reflects the non-recurrence of a $1.0 million milestone payment to MonoSol in the first quarter of 2009 that was triggered by the successful completion of bioequivalence reports for Zuplenz® and an additional $6.5 million paid and expensed in the fourth quarter of 2009 to MonoSol Rx under the terms of an amendment to the original License, Development and Supply Agreement for Zuplenz® and a new Development and Commercialization Agreement related to other oral soluble film products.  In July 2010, the FDA approved Zuplenz®.  The approval triggered $6.0 million of milestone payments to MonoSol, which was paid and capitalized in the third quarter of 2010 as an intangible asset to be expensed to cost of goods sold over the estimated life of the product.

Research and Development (2009 compared to 2008)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Research and development:
Par Pharmaceutical	$29,414	$47,965	($18,551)	(38.7%)	2.7%	9.8%
Strativa	9,821	11,691	(1,870)	(16.0%)	11.1%	13.4%
Total research and development	$39,235	$59,656	($20,421)	(34.2%)	3.3%	10.3%

Par Pharmaceutical – Generic Products Division:

In October 2008, we announced plans to resize our generic unit as part of an ongoing strategic assessment of our businesses.  In conjunction with this action, we began to significantly reduce our internal generic products research and development effort in the first quarter of 2009.  These actions led to reduced full year expenditures of $18.5 million driven by an $8.4 million reduction in employment related costs on headcount reductions of approximately 65 employees.  The remainder of the savings was the result of lower biostudy costs, down $6.2 million, and lower depreciation, supplies, maintenance, and corporate overhead allocations, combined costs of $8.1 million, as we concentrated our efforts on completing a more focused portfolio of generic products.  These reductions were somewhat tempered by higher outside development costs, up $3.9 million, driven by increased activity with third party partners related to new product development and licensing opportunities.

Strativa Pharmaceuticals – Branded Products Division:

The decrease in Strativa research and development for the year ended December 31, 2009 principally reflects:

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

•      the non-recurrence of approximately $2.9 million of costs related to the development of ZensanaTM, an oral spray formulation of ondansetron, to which we acquired certain development rights in the latter half of 2007; and

•      lower net milestone payments to MonoSol Rx relating to Zuplenz® as a $1.0 million milestone payment triggered by MonoSol Rx in January 2009 upon successful completion of bioequivalence reports for Zuplenz®  was more than offset by the non-recurrence of $2.5 million of development milestones that were paid during the first nine months of 2008.

These reductions were tempered by:

•      an additional $6.5 million paid and expensed in the fourth quarter of 2009 to MonoSol Rx under the terms of an amendment to the original License, Development and Supply Agreement for Zuplenz®  and a new Development and Commercialization Agreement for up to three potential oral soluble film products; and

•      higher year over year FDA filing fees due to the NDA for Zuplenz® and our second quarter 2009 acquisition of Nascobal®.

Selling, General and Administrative (2010 compared to 2009)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Selling, general and administrative:
Par Pharmaceutical	$85,070	$77,117	$7,953	10.3%	9.3%	7.0%
Strativa	107,434	88,018	19,416	22.1%	116.8%	99.0%
Total selling, general and administrative	$192,504	$165,135	$27,369	16.6%	19.1%	13.8%

The net increase in SG&A expenditures for the year ended December 31, 2010 principally reflects:

•      an increase of $15.6 million related to our on-going direct expenditures in support of Strativa sales and marketing, driven by the annualization of the 2009 field force expansion of approximately 70 additional employees related to the second quarter of 2009 relaunch of Nascobal®, the 2010 field force expansion of approximately 60 employees related to the late August launch of OravigTM and October launch of Zuplenz® coupled with the associated launch meeting and pre-commercialization and post-commercialization marketing activities;

•      $4.3 million of one-time severance charges related to the 2010 termination of three executives as compared to $0.5 million in 2009;

•      higher legal fees of approximately $9.0 million;

•      higher depreciation of approximately $1.0 million;

•      higher share-based compensation of approximately $0.8 million, principally due to mark-to-market accounting for cash settled restricted stock units;

tempered by,

•      lower general bonus expenditures of $1.0 million, and

•      lower consulting costs of approximately $3.7 million.

Selling, General and Administrative (2009 compared to 2008)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2009	2008	$ Change	% Change	2009	2008
Selling, general and administrative:
Par Pharmaceutical	$77,117	$83,455	($6,338)	(7.6%)	7.0%	17.0%
Strativa	88,018	54,411	33,607	61.8%	99.0%	62.5%
Total selling, general and administrative	$165,135	$137,866	$27,269	19.8%	13.8%	23.8%

The net increase in SG&A expenditures for the year ended December 31, 2009 principally reflects:

•      an increase of $24.9 million related to our on-going expenditures supporting Strativa sales and marketing, driven primarily by an increase in the field force of approximately 60 additional employees and other expenses and activities related to the relaunch of Nascobal®, as well as development costs for other pipeline products, principally Zuplenz® and OravigTM;

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

•      lower legal, accounting and consulting fees, of approximately $4.9 million.

Settlements and Loss Contingencies, Net (2010 compared to 2009 and 2009 compared to 2008)

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Settlements and loss contingencies, net	$3,762	$307	$49,837

Settlements and Loss Contingencies, Net, for the year ended December 31, 2010 is principally comprised of the following items:

•      In the fourth quarter of 2010 we established a $6.5 million loss contingency with the Texas Health and Human Services Commission resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.

•      In the fourth quarter of 2010 we reached a settlement in principal related to a routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 that was being conducted by the Office of Inspector General of the Department of Veterans Affairs for an amount lower than previously estimated and therefore reversed $4.1 million to the Settlements and Loss Contingencies line.  Refer to Notes to Consolidated Financial Statements - Note 16 – “Commitments, Contingencies and Other Matters” contained elsewhere in this Form 10-K for further details.

•      In the third quarter of 2010 we settled AWP litigation with the State of Hawaii for $2.3 million, and in the fourth quarter of 2010 we recorded the settlement of the AWP litigation with Alabama and Massachusetts for $2.5 million and $0.5 million, respectively.  Refer to Notes to Consolidated Financial Statements - Note 16 – “Commitments, Contingencies and Other Matters” contained elsewhere in this Form 10-K for further details.

•      In the second quarter of 2010, we announced that Par entered into a licensing agreement with Glenmark Generics to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.  Subsequent to our entering that agreement, Glenmark entered into a separate settlement agreement with Merck that resolved patent litigation relating to Glenmark’s challenge to Merck’s patent covering Zetia®.  Under the terms of our agreement with Glenmark, Par earned $4.1 million of one-time income from Glenmark in connection with the settlement agreement.

Settlements and Loss Contingencies, Net, for the year ended December 31, 2009 is principally comprised of the following items:

•      A net $3.4 million gain related to the final resolution of our litigation with Pentech Pharmaceuticals, Inc. which occurred in the first quarter of 2009.  On February 9, 2009, following a bench trial, the U. S. District Court for the Northern District of Illinois entered a judgment in favor of Pentech and against us in the amount of $70.0 million.  This action had alleged that we breached our contract with Pentech relating to the supply and marketing of paroxetine and that we breached fiduciary duties allegedly owed to Pentech.  As a result of the Court’s decision, we recorded $45 million in settlements and loss contingencies, net on our consolidated statements of operations for the year ended December 31, 2008.  Subsequently, in March 2009, we entered into a settlement agreement and release with Pentech under which the parties fully resolved all disputes, claims, and issues in connection with this litigation for $66.1 million.  We paid $66.1 million in cash and recorded a $3.9 million gain related to this settlement, net of $0.5 million of interest accrued from January 1, 2009.

•      This gain was offset by a change in estimate recognized in fourth quarter 2009.  In the first quarter of 2010, we reached a settlement with a third party related to the enforcement of our patent rights and acquired intellectual property related to a marketed product.  We paid $3.5 million in settlement of two litigations and $0.5 million to acquire the intellectual property.  The $3.5 million was recorded as expense in 2009 as a change in estimate and the $0.5 million was recorded as an intangible asset in the first quarter of 2010.

Settlements and Loss Contingencies, Net, for the year ended December 31, 2008 is principally comprised of:

•      $45 million related to the Pentech litigation as described above and subsequently settled;

•      approximately $4.8 million in connection with the audit of our Department of Veterans Affairs contract as subsequently settled in 2010 and described above.

Restructuring Costs (2010 compared to 2009 and 2009 compared to 2008)

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Restructuring costs	$ -	$1,006	$15,397

In October 2008, we announced our plans to resize our generic products division as part of an ongoing strategic assessment of our businesses.  In conjunction with this plan, we have taken steps to reduce our research and development expenses by decreasing internal generic research and development effort.  Under this plan, we are continuing to concentrate our efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.  In addition, during the fourth quarter of 2008, we initiated actions to trim our generic product portfolio in an effort to focus on only those products that deliver acceptable profit.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, as part of our plans to resize our generic products division, we determined to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.

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

The following table summarizes the restructuring costs in 2009 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2009 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at December 31, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$1,118	$ -	$ -	$68
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$1,118	$ -	$ -	$68

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

Gain on Sales of Product Rights and Other (2010 compared to 2009 and 2009 compared to 2008)

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Gain on sale of product rights and other	$6,025	$3,200	$9,625

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

In addition, we recognized a gain on the sale of product rights of $1.0 million, $3.2 million and $9.6 million during the periods ended December 31, 2010, 2009, and 2008 respectively, related to the sale of multiple ANDAs.

Operating Income (Loss) (2010 compared to 2009)

	For the Years Ended December 31,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$169,882	$163,186	$6,696
Strativa	(36,961)	(31,716)	(5,245)
Total operating income	$132,921	$131,470	$1,451

For the year-to-date period ended December 31, 2010, the increase in our operating income principally reflects increased gross margin, tempered by increased research and development expenditures in our generic segment, increased sales and marketing expenditures in support of Strativa’s marketing efforts behind Nascobal®,  OravigTM , and Zuplenz® and higher legal fees.

Our increased operating income in 2009 was mainly due to the increase in gross margins for the generic segment coupled with the decrease in research and development expenditures, somewhat tempered by sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® and higher employee compensation driven by higher bonus costs.

Operating Income (Loss) (2009 compared to 2008)

	For the Years Ended December 31,
($ in thousands)	2009	2008	$ Change
Operating income (loss):
Par Pharmaceutical	$163,186	($76,773)	$239,959
Strativa	(31,716)	213	(31,929)
Total operating income (loss)	$131,470	($76,560)	$208,030

Our increased operating income in 2009 was mainly due to the increase in gross margins for the generic segment coupled with the decrease in research and development expenditures, somewhat tempered by sales and marketing expenditures in support of Strativa’s relaunch of Nascobal® and higher employee compensation driven by higher bonus costs.

Gain on Bargain Purchase

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Gain on bargain purchase	$ -	$3,021	$ -

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

(Loss) Gain on Extinguishment of Senior Subordinated Convertible Notes

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
(Loss) gain on extinguishment of senior subordinated convertible notes	$ -	($2,598)	$3,033

We accounted for our senior subordinated convertible notes (the “Notes”) under the provisions of FASB ASC 470-20 “Debt with Conversion and Other Options”, which required that we separately account for the liability and equity components of the Notes, as they might have been settled entirely or partially in cash upon conversion.  The effect of the standard was that the equity component was included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  The discounted carrying value for the debt instrument was subsequently accreted to the face value of the notes over their term through additional noncash interest expense.  As such, the carrying value of debt as recorded on the balance sheet was less than the face value of the debt until the day of maturity.  The following table summarizes the discounted carrying value and face value of our debt:

($ in thousands)	As of December 31,
	2010	2009	2008
Face value of senior subordinated convertible notes	$ -	$ 47,746	$ 142,000
Discounted carrying value of senior subordinated convertible notes	$ -	$ 46,175	$ 130,141

During the fourth quarter of 2008, we began to repurchase Notes in advance of their September 30, 2010 maturity date.  We continued to periodically purchase Notes on the open market through the third quarter of 2009, and through a “Modified Dutch Auction” tender offer announced and completed in the fourth quarter of 2009.  All repurchases were made at prices at or below par value of the Notes.  FASB ASC 470-20 dictated that we allocated purchase price to the estimated fair value to the Notes exclusive of the conversion feature and to the conversion feature.  Based on our assessment, the entire repurchase price was allocated to the Notes exclusive of the conversion feature.  The difference between the repurchase price and the net discounted carrying value of the Notes was reflected in the gain or loss on the extinguishment in the statement of operations.  The following table illustrates the difference between the repurchase price, the face value and the discounted carrying value:

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

Equity in Loss of Joint Venture

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Equity in loss of joint venture	$ -	$ -	($330)

 As further detailed in Note 19 – “Investment in Joint Venture” of the accompanying consolidated financial statements, on June 27, 2008, we and SVC Pharma entered into a license and distribution agreement concurrent with FDA approval of an ANDA for dronabinol (Marinol®).  In connection with the agreement, we transferred our interest in SVC Pharma, a joint venture with Rhodes Technology, to Rhodes Technology.  Prior to this transfer, we recognized our share of loss in SVC Pharma, which was primarily comprised of research and development costs, as equity in loss from joint venture of $0.3 million for the year ended December 31, 2008.

Gain (Loss) on Sale of Marketable Securities and Other Investments, Net

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Gain (loss) on sale of marketable securities and other investments, net	$3,459	($55)	($7,796)

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

During the year ended December 31, 2009, loss on sale of marketable securities and other investments, net was $0.1 million and was not comprised of any individually significant components.

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

Interest Income

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Interest income	$1,257	$2,658	$9,246

Interest income principally includes interest income derived primarily from money market and other short-term investments.  Over the past three years, our return on investments was negatively impacted by the overall decline in yields available on reinvested funds and is influenced by the change in our average portfolio balance which declined in 2009 due to the cash settlement to Pentech, the purchase price related to our acquisition of Nascobal® and certain assets from MDRNA, and the repurchase throughout the year of senior subordinated convertible notes and increased in 2010 principally due to cash from operations.

Interest Expense

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Interest expense	($2,905)	($8,013)	($13,355)

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

Income Taxes

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Provision (benefit) for income taxes	$41,980	$48,883	($32,447)
Effective tax rate	31%	39%	38%

The provisions/(benefit) were based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements - Note 15 – “Income Taxes”).  Lower effective tax rate in 2010 is primarily due to an increased domestic manufacturing deduction and the reduction of certain tax contingencies due to settlements and lapses of applicable statute of limitations.

Discontinued Operations

	For the Years Ended December 31,
($ in thousands)	2010	2009	2008
Gain from discontinued operations	$ -	$ -	$505
Provision for income taxes	21	672	2,361
Loss from discontinued operations	($21)	($672)	($1,856)

Effective December 31, 2005, we divested of FineTech Laboratories, Ltd (“FineTech”).  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, we received $0.5 million during the year ended December 31, 2008 which represents our share of the net proceeds of the sale transaction.  In addition, in 2010, 2009, and 2008 we recorded amounts, as shown in the table above, to discontinued operations principally related to interest on related contingent tax liabilities.

FINANCIAL CONDITION

Liquidity and Capital Resources

Year ended
December 31,
($ in thousands)	2010
Cash and cash equivalents at beginning of period	$121,668
Net cash provided by operating activities	164,309
Net cash used in investing activities	(42,034)
Net cash used in financing activities	(25,269)
Net increase in cash and cash equivalents	$97,006
Cash and cash equivalents at end of period	$218,674

 Discussion of Liquidity for the year ended and as of December 31, 2010

Cash provided by operations for 2010 reflects increased gross margin dollars generated from revenues coupled with net accounts receivable collections partially offset by cash paid to distribution agreement partners and collaboration partners and other working capital requirements.  Cash flows used in investing activities were primarily driven by the payment of milestones related to acquisition of product rights related intangibles, capital expenditures tempered by the liquidation of net investments in available for sale debt securities.  Cash used in financing activities in 2010 mainly represented the payment of obligations with the maturity of the senior subordinated convertible notes tempered by the proceeds from stock option exercises.

Our working capital, current assets minus current liabilities, of $365 million at December 31, 2010 increased approximately $102 million from $263 million at December 31, 2009, which primarily reflects the cash generated by operations.   The working capital ratio, which is calculated by dividing current assets by current liabilities, was 4.28x at December 31, 2010 compared to 2.44x at December 31, 2009.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Detail of Operating Cash Flows

	Year ended
($ in thousands)	2010	2009
Cash received from customers, royalties and other	$1,118,278	$1,156,422
Cash paid for inventory	(146,902)	(219,688)
Cash paid to employees	(98,979)	(73,349)
Cash paid to all other suppliers and third parties	(660,404)	(812,672)
Interest received, net	834	632
Income taxes (paid) received, net	(48,517)	2,003
Net cash provided by operating activities	$164,309	$53,348

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In 2010, we collected approximately $1,098 million with respect to net product sales as compared to approximately $1,140 million in 2009.  The small decrease for 2010 as compared to the prior year can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower sales of metoprolol. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 29 ANDAs pending with the FDA, including 11 first-to-file and three first-to-market opportunities.  Strativa launched OravigTM in the third quarter of 2010 and launched Zuplenz® in the fourth quarter of 2010.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first-to-market (or among the first-to-market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

Effective October 1, 2010, we also entered into a $75 million unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of the date of this Form 10-K.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•      Cash paid for the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million during the second quarter of 2009.

•      Cash paid for inventory purchases as detailed in “Detail of Operating Cash Flows” above.  The decrease is mainly due to metoprolol inventory buying patterns.  More metoprolol inventory purchases were made in 2009 as compared to 2010 when we were increasing our supply to meet demand as competitors left the market.  Metoprolol inventory levels were higher in the prior year as AstraZeneca (our supplier) increased production, mainly in the second half of 2009, to meet our forecasted demand.  Metoprolol inventory dollars at December 31, 2010 were approximately half of the balance at December 31, 2009.  We believe the value of the metoprolol inventory at December 31, 2010 is recoverable based on our forecasted demand coupled with metoprolol’s four year product life prior to expiration.

•      Cash paid to all other suppliers and third parties as detailed in “Detail of Operating Cash Flows” above.   The decrease is mainly due to lower metoprolol sales and sales of other licensed products that resulted in lower amounts paid to partners.

•      Cash compensation paid to employees as detailed in “Detail of Operating Cash Flows” above.  The increase for this period was mainly due to the bonus payments in the first quarter 2010 related to our 2009 operating performance as compared to the absence of bonus payments in the prior year period due to our 2008 operating performance.

•      The payment of our outstanding senior subordinated convertible notes that matured in September 2010 ($47.7 million principal amount).

•      Cash paid to BioAlliance of $20 million in the second quarter of 2010 as a result of the FDA approval of Oravig™ (miconazole) buccal tablets.

•      Cash paid to Glenmark Generics of $15 million in the second quarter of 2010 related to a licensing agreement to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.

•      Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS or the Office of Inspector General of the Department of Veterans Affairs.  In January 2011, we concluded and settled the routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs, resulting in a total cash payment of approximately $9.6 million which is to be paid in the first quarter of 2011.  In the event that any of our loss contingencies are ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•      Potential liabilities related to the outcomes of litigation, such as Average Wholesale Prices (“AWP”) matters, or the outcomes of investigations by federal authorities, such as the Department of Justice.  In the event that we experience any loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

•      2011 capital expenditures are expected to total approximately $15 million.

•      Expenditures related to current business development and product acquisition activities.  As of December 31, 2010, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $35 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•      Normal course payables due to distribution agreement partners of approximately $25 million as of December 31, 2010 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $25 million during the first two months of the first quarter of 2011.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Analysis of available for sale debt securities held as of December 31, 2010

In addition to our cash and cash equivalents, we had approximately $28 million of available for sale marketable debt securities classified as current assets on the consolidated balance sheet as of December 31, 2010.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of December 31, 2010

The dollar values of our material contractual obligations and commercial commitments as of December 31, 2010 were as follows, in $ thousands:

		Amounts Due by Period
Obligation	Total Monetary	2011	2012 to	2014 to	2016 and
	Obligations		2013	2015	thereafter	Other
Operating leases	$16,554	$4,839	$7,275	$4,165	$275	$ -
Fees related to credit facility	722	525	197	-	-	-
Purchase obligations (1)	70,836	70,836	-	-	-	-
Long-term tax liability (2)	42,829	-	-	-	-	42,829
Settlement of routine post award contract review of VA contract (3)	9,588	9,588	-	-	-	-
Severance payments	1,727	1,274	453	-	-	-
Other	2,461	2,461	-	-	-	-
Total obligations	$144,717	$89,523	$7,925	$4,165	$275	$42,829

 (1)      Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $7.1 million of the total purchase obligations at December 31, 2010 related to metoprolol.

(2)       The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of December 31, 2010, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  We believe that it is reasonably possible that approximately $21.8 million of our existing unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.  For presentation on the table above, we included the related long-term liability in the “Other” column.

(3)       In December 2010, we reached a settlement in principal with the Office of Inspector General of the Department of Veterans Affairs related to a routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007, which is expected to be paid in 2011.

From time to time, we enter into agreements with third parties for the development of new products and technologies.  To date, we have entered into agreements and advanced funds and have commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table above as of December 31, 2010.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with our accounting policies.  The total amount that ultimately could be due under agreements with contingencies was approximately $35 million as of December 31, 2010.  This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.  The significant agreements that contain such commitments are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements”.

Stock Repurchase Program

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of December 31, 2010.

Financing

On October 1, 2010, we entered into a Credit Agreement with a syndicate of banks with JPMorgan Chase Bank, N.A., as Administrative Agent, and U.S. Bank National Association, as Syndication Agent.  The Credit Agreement provides us with a revolving credit facility in an aggregate principal amount of up to $75 million.  We have not drawn on the revolving credit facility as of the date of this Annual Report on Form 10-K.  The revolving credit facility provides us with an expansion option to increase commitments thereunder, or enter into incremental term loans, up to an additional $25 million under certain circumstances.  The maturity date for the revolving credit facility is October 1, 2013.  The interest rates payable under the Credit Agreement will be based on defined published rates plus an applicable margin.   We must pay a commitment fee based on the unused portion of the revolving credit facility.  The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries.

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

Revenue Recognition and Provisions for Deductions from Gross Revenues

We recognize revenues for product sales when title and risk of loss have transferred to its customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured.  This is generally at the time products are received by the customers.  We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand.  Upon recognizing revenue from sales, we record estimates for the following items that reduce gross revenues:

• Chargebacks

• Rebates and incentive programs

• Product returns

• Cash discounts and other

• Medicaid rebates

The following table summarizes the activity for the years ended December 31, 2010, 2009 and 2008 in the accounts affected by the estimated provisions described below, in $ thousands:

	For the Year Ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($217,601)	($77)	(1)	$214,307	($19,482)
Rebates and incentive programs	(39,938)	(123,451)	(1,196)	(3)	141,312	(23,273)
Returns	(39,063)	(24,416)	437		14,114	(48,928)
Cash discounts and other	(19,160)	(88,842)	(1,974)	(4)	93,370	(16,606)
Total	($114,272)	($454,310)	($2,810)		$463,103	($108,289)

Accrued liabilities (2)	($24,713)	($41,427)	$2,586	(5)	$31,385	($32,169)

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(6)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

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

(3)       During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1.3 million.  In 2008 the Company recorded reserves for prior period sales related to rebates and incentives programs that were principally comprised of the finalization of contract negotiations with a certain customer that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.   With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)       During the third quarter of 2010, the Company settled a customer dispute related to the January 2009 metoprolol price increase. As a result, the Company recorded an additional reserve of $1.1 million.

(5)       In December 2010, we reached a settlement in principal related to the routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement and release agreement is currently under review by the Department of Veterans Affairs.  We had previously accrued approximately $10.5 million ($6.4 million net of related partnership consideration) in accrued government liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010 related to this matter.  Based upon the best information currently available to us, we have reduced this accrual to $7.3 million ($3.8 million net of related partnership consideration), which represents our best estimate of loss related to this matter.  Accordingly, we recognized approximately $2.6 million of income in the fourth quarter of 2010 as a change in estimate.  Refer to Notes to Consolidated Financial Statements – Note 16 – “Commitments, Contingencies and Other Matters”.  The 2009 change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(6)      The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1.9 million.

We sell our products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  We have entered into agreements at negotiated contract prices with those health care providers that purchase products through our wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between our invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2010 and 50% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2009.  The information that we consider when establishing our chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from our three largest wholesale customers.  Our chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

We capitalize costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The determination to capitalize is made once we (or our third party development partners) have filed an Abbreviated New Drug Application that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  We could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of December 31, 2010, we had pre-launch inventories of $7.5 million.  Should any launch be delayed, inventory write-offs may occur to the extent we are unable to recover the full value of our inventory investment.  The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including our expected number of competitors during the six-month period subsequent to any anticipated product launch.  Further, we believe that the inventory balance at December 31, 2010 is recoverable based on January 2011 launches and other anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

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

Goodwill is reviewed for impairment annually, or when events or other changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Intangible assets are reviewed when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.  Impairment of definite-lived intangibles is determined to exist when undiscounted forecasted cash flows related to the assets are less than the carrying value of the assets being tested.

As discussed above with respect to determining an asset’s fair value, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  The critical estimates include projected future cash flows related to subject product sales and related estimated costs, assumptions related to the time value of money and weighted average cost of capital, the market capitalization of our company, and the implied value of our business relative to similar companies and relative to acquisitions involving similar companies.  For the Nascobal®, OravigTM, Zuplenz® related intangible assets, the critical estimates include future projected prescriptions (demand), and the operational execution of the related marketing and sales plans.

As of December 31, 2010, we determined through our estimates that no impairment of goodwill or intangible assets existed.  We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance and may in the future conclude that impairments exist.  Events that may lead to future conclusions of impairment include product recalls, product supply issues, additional competition, pricing pressures from customers, competitors or governmental agencies, failure to execute on marketing and sales plans and/or a decrease in our market capitalization.

As a result of the acquisition of Kali in 2004, we have amounts recorded as goodwill of $63.7 million at December 31, 2010 and December 31, 2009.  In addition, intangible assets with definite lives, net of accumulated amortization, totaled $95.5 million at December 31, 2010 and $69.3 million at December 31, 2009.

Income Taxes

We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations. In the normal course of business, our tax returns are subject to examination by various taxing authorities, which may result in future tax, interest, and penalty assessments by these authorities.  Inherent uncertainties exist in estimates of many tax positions due to changes in tax law resulting from legislation, regulation, and/or as concluded through the various jurisdictions’ tax court systems.  We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in our financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.  The amount of unrecognized tax benefits is adjusted for changes in facts and circumstances.  For example, adjustments could result from significant amendments to existing tax law and the issuance of regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination.  We believe that our estimates for uncertain tax positions are appropriate and sufficient to pay assessments that may result from examinations of our tax returns.  We recognize both accrued interest and penalties related to unrecognized tax benefits in income tax expense.

We have recorded valuation allowances against certain of our deferred tax assets, primarily those that have been generated from certain state net operating losses in certain taxing jurisdictions.  In evaluating whether we would more likely than not recover these deferred tax assets, we have not assumed any future taxable income or tax planning strategies in the jurisdictions associated with these carryforwards where history does not support such an assumption. Implementation of tax planning strategies to recover these deferred tax assets or future income generation in these jurisdictions could lead to the reversal of these valuation allowances and a reduction of income tax expense.  When evaluating valuation allowances, management utilizes forecasted financial information.

We believe that our estimates for the uncertain tax positions and valuation allowances against the deferred tax assets are appropriate based on current facts and circumstances.  A five percent change in the amount of the uncertain tax positions would result in a change in income from continuing operations of approximately $0.6 million.  A five percent change in the amount of the valuation allowance would result in a change in income from continuing operations of approximately $0.5 million.

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

•      our ability to execute and maintain agreements related to contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners);

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

Recent Accounting Pronouncements

We adopted the provisions of FASB ASC 805 Business Combinations, which require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 changed the accounting treatment for certain specific items, including; acquisition costs are generally expensed as incurred, minority interests are valued at fair value at the acquisition date, acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  FASB ASC 805 also included a substantial number of new disclosure requirements.  FASB ASC 805 applied to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our acquisitions of the worldwide rights to Nascobal® from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Notes to Consolidated Financial Statements - Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.   FASB ASC 805-20 states a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   This section of the FASB ASC was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Notes to Consolidated Financial Statements - Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosures.  FASB ASC 820-10 established a common definition for fair value to be applied to GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements.  FASB ASC 820-10 applies to fair value measurements that are already required or permitted by other sections of the FASB ASC, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those sections of the FASB ASC that fair value is the relevant measurement attribute.  Accordingly, this section of the FASB ASC does not require any new fair value measurements.  FASB ASC 820-10 was effective for fiscal years beginning after November 15, 2007.  Our adoption of FASB ASC 820-10 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on our consolidated financial statements.  Refer to Notes to Consolidated Financial Statements - Note 4, “Fair Value Measurements.”  The effective date of FASB ASC 820-10 with regard to non-financial assets and liabilities was January 1, 2009 for us.  These non-financial assets and liabilities include goodwill.  The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our consolidated financial statements; however, FASB ASC 820-10 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

The FASB has issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  Authoritative guidance on the use of the milestone method did not previously exist. As a result, questions on when and whether the use of this method is appropriate arose.  The amendments in this ASU affect entities that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should:

1.  Be commensurate with either of the following:

a.  The entity’s performance to achieve the milestone, or

b.  The enhancement of the value of the item delivered as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2.  Relate solely to past performance; and

3.  Be reasonable relative to all deliverables and payment terms in the arrangement.

An entity’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this ASU is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.  This ASU is not expected to impact our consolidated financial statements; however, it could have an impact in future periods to the extent that we were to enter into contractual arrangements where we would receive milestone payments.

The FASB has issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Acts.  The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their branded prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s branded prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from brand prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee should be classified as an operating expense in the income statement.  The amendments in this ASU are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective.  The annual impact of this fee on the pharmaceutical manufacturing industry will be highly variable depending on the volume of our sales of authorized generics and brand products.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $1.5 million and $3.5 million.

The FASB has issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of this ASU is not expected to impact our consolidated financial statements; however, it could have an impact in future periods.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this

ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The requirements of this ASU will be applicable to any future business acquisition we complete.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on December 31, 2010 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

    The following table summarizes the carrying value of available for sale securities that subject us to market risk at December 31, 2010 and December 31, 2009 ($ amounts in thousands):

	December 31,	December 31,
	2010	2009
Securities issued by government agencies	$ -	$16,341
Debt securities issued by various state and local municipalities and agencies	-	9,661
Other debt securities	27,866	13,523
Marketable equity securities available for sale	-	475
Total	$27,866	$40,000

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During 2010, there were no disagreements with Deloitte & Touche, LLP (“Deloitte & Touche”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to Deloitte & Touche’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for 2010 and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

We evaluated our disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act).  Based on this evaluation, our management, including its CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

We assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010.  We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our management has concluded that we maintained effective internal controls over financial reporting as of December 31, 2010.

Attestation Report of the Registered Public Accounting Firm.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included below.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the internal control over financial reporting of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 24, 2011

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information set forth under the captions "Election of Directors," “Corporate Governance and Board Matters,” “Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be delivered to our stockholders in connection with our 2011 Annual Meeting of Stockholders scheduled to be held on May 17, 2011.

ITEM 11.  Executive Compensation

We hereby incorporate by reference the information set forth under the caption "Executive Compensation" from our definitive proxy statement to be delivered to our stockholders in connection with our 2011 Annual Meeting of Stockholders scheduled to be held on May 17, 2011.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under the caption "Security Ownership" from our definitive proxy statement to be delivered to our stockholders in connection with our 2011 Annual Meeting of Stockholders scheduled to be held on May 17, 2011.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under the caption "Certain Relationships and Related Transactions" from our definitive proxy statement to be delivered to our stockholders in connection with our 2011 Annual Meeting of Stockholders scheduled to be held on May 17, 2011.

ITEM 14.  Principal Accountant Fees and Services

We hereby incorporate by reference the information set forth under the caption "Ratification of Selection of Auditors" from our definitive proxy statement to be delivered to our stockholders in connection with our 2011 Annual Meeting of Stockholders scheduled to be held on May 17, 2011.

PART IV

ITEM 15.  (a) (1)  FINANCIAL STATEMENTS

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15.  (a) (3)  EXHIBITS

3.1	Agreement and Plan of Merger, dated as of May 12, 2003 - previously filed as an exhibit to our Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.

3.2	Certificate of Incorporation of Par, dated May 9, 2003 - previously filed as an exhibit to our Report on Form 8-K, dated July 9, 2003, and incorporated herein by reference.
3.3

Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 27, 2004 – previously filed as an exhibit to our Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, as filed with the Secretary of State of the State of Delaware on October 27, 2004 – previously filed as an exhibit to our Registration Statement on Form S-8 filed on December 5, 2005 (File No. 333-130140), and incorporated herein by reference.

3.5	By-Laws, as last amended on November 20, 2007 - previously filed as an exhibit to our Report on Form 8-K, dated November 21, 2007, and incorporated herein by reference.

4.1

Rights Agreement, dated as of October 27, 2004, by and between us and American Stock Transfer & Trust Company - previously filed as an exhibit to our Current Report on Form 8-K, dated October 27, 2004, and incorporated herein by reference.

10.

1989 Employee Stock Purchase Program, as amended and restated effective January 1, 2008– previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.2

Amended and Restated 1997 Directors’ Stock Option Plan – previously filed on July 1, 2003 as an exhibit to our Registration Statement on Form S-8 (File No. 333-106685) and incorporated herein by reference. ***

10.2.1	Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed on September 6, 2007 with our Proxy Statement dated September 12, 2007 and incorporated herein by reference. ***

10.2.2

Terms of Stock Option Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.2.3

Terms of Restricted Unit Award Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.3	2000 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2000 and incorporated herein by reference. ***

10.4

2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to our Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.  ***

10.5	2004 Performance Equity Plan, as amended and restated as of May 24, 2005 – previously filed on April 14, 2005 with our Proxy Statement dated April 15, 2005 and incorporated herein by reference.***

10.5.1

Terms of Stock Option Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.2

Terms of Restricted Stock Award Agreement under the 2004 Performance Equity Plan  – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.3

Terms of Restricted Unit Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.4

Terms of Performance Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.5

Terms of Executive Retention Restricted Shares Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.5.6

Terms of Executive Retention Stock Option Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.7

Terms of 2009 Restricted Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.8

Terms of Stock Option Agreement under the 2004 Performance Equity Plan effective for 2009 Awards – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.5.9

Terms of Restricted Shares Award under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.5.10

Terms of Stock Option under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.5.11

Terms of Restricted Stock Unit Award under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.5.12	Terms of Chief Executive Officer Restricted Stock Unit Award under the 2004 Performance Equity Plan granted by Par Pharmaceutical Companies, Inc., effective January 6, 2011 (attached herewith). ***
10.5.13	Terms of Restricted Shares Award under the 2004 Performance Equity Plan effective for 2011 Awards (attached herewith). ***
10.5.14	Terms of Stock Option under the 2004 Performance Equity Plan effective for 2011 Awards (attached herewith). ***
10.5.15	Terms of Restricted Stock Unit Award under the 2004 Performance Equity Plan effective for 2011 Awards (attached herewith). ***
10.6	Annual Executive Incentive Plan, effective January 1, 2004 – previously filed on April 13, 2004 with our Proxy Statement dated April 13, 2004 and incorporated herein by reference. ***

10.7.1

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.7.2

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical Companies, Inc, Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to our Current Report on Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.7.3

Employment Agreement, dated as of November 2, 2010, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to our Current Report on Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference. ***

10.7.4

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.7.5

Separation and Release Agreement, dated as of November 5, 2008, by and between Par Pharmaceutical, Inc. and Gerard Martino previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and incorporated herein by reference. ***

10.7.6

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.7.7

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas J. Haughey – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.7.8

Employment Agreement, dated as of March 3, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.7.9

Letter Agreement and Release, dated as of December 23, 2008, by and between Par Pharmaceutical, Inc. and Veronica Lubatkin – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.7.10

Separation Agreement and Release by and between Par Pharmaceutical, Inc. and Veronica Lubatkin dated as of March 6, 2009 – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 28, 2009 and incorporated herein by reference. ***

10.7.11

Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.7.12

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.7.13

Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee– previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.7.14

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.7.15	Separation Agreement and Release dated December 17, 2010 by and between Par Pharmaceutical, Inc. and John A. MacPhee (attached herewith). ***

10.7.16

Employment Agreement, dated as of December 3, 2008, by and between Par Pharmaceutical, Inc. and Lawrence Kenyon – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.7.17

Separation and Release Agreement dated July 30, 2010 by Lawrence Kenyon to Par Pharmaceutical, Inc. and each and any of its parent and subsidiary corporations, affiliates, departments and divisions -- previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference. ***

10.7.18

Separation and Release Agreement by and between Par Pharmaceutical, Inc. and Par and Scott Tarriff – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference.*  /  ***

10.7.19

Employment Agreement, dated July 21, 2010, by and between Par Pharmaceutical, Inc. and Michael A. Tropiano -- previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference. ***

10.8

Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.9

Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.10

Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.10.1

Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.10.2

Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.  – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.10.3

Seventh Amendment to Lease Agreement, dated as of February 24, 2010, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates, Inc. - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference.

10.11

Distribution Agreement, dated March 25, 1998, between Par and Genpharm, Inc. – previously filed as an exhibit to our Current Report on Form 8-K, dated June 30, 1998, and incorporated herein by reference.*

10.12

Letter Agreement, dated as of January 21, 1999, between Par and Genpharm, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.*

10.13

Development and Supply Agreement, dated as of April 17, 2001, between Par Pharmaceutical, Inc., Dr. Reddy’s Laboratories Limited and Reddy-Cheminor, Inc. – previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.*

10.14

License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.15

License Agreement, dated as of July 9, 2001, between Breath Easy Limited and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.

10.16

Supply and Marketing Agreement, dated as of November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 29, 2001 and incorporated herein by reference.

10.16.1

First Amendment dated as of November 12, 2002, to the Supply and Marketing Agreement dated November 19, 2001, between Pentech Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Annual Report on Form 10-K for the  fiscal year 2002 and incorporated herein by reference. *

10.17

11 Product Development Agreement, effective April 2002, between Par and Genpharm, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

10.17.1

Settlement Agreement and Release of Claims between Par and Genpharm, Inc. dated as of August 14, 2006  – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. *

10.18

Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.19

Amended and Restated License and Supply Agreement, dated as of April 16, 2003, among SB Pharmco Puerto Rico Inc., SmithKline Beecham Corporation, Beecham Group p.l.c. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.20

Amended and Restated Settlement Agreement, dated as of April 16, 2003, among SmithKline Beecham Corporation, Beecham Group p.l.c., Par Pharmaceutical, Inc. and Pentech Pharmaceuticals, Inc. - previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference.*

10.21

License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. - previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.22

Supply and Distribution Agreement, dated as of September 4, 2003, by and between Advancis Pharmaceutical Corporation and Par Pharmaceutical, Inc. - previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.23

Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.24

Development and Commercialization Agreement, dated May 28, 2004, by and between Par Pharmaceutical, Inc. and Advancis Pharmaceutical Corporation – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended October 3, 2004 and incorporated herein by reference.*

10.24.1

First Amendment dated December 14, 2004 to the Development and Commercialization Agreement dated May 28, 2004, by and between Par and Advancis Pharmaceutical Corporation – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.25

License Agreement, dated as of July 2, 2007, between BioAlliance Pharma SA and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2006 and incorporated herein by reference. *

10.26

Credit Agreement dated as of October 1, 2010 among Par Pharmaceutical Companies, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and PNC Bank National Association and Barclays Bank PLC, as Co-Documentation Agents -- previously filed as an exhibit to our Current Report on Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

10.27

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Capoten®, Capozide®, Questran® and Questran Light® Brands dated as of March 1, 2002 – previously filed as an exhibit to our Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.28

Asset Purchase Agreement between Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. in respect of the sale of the Sumycin® Brand dated as of March 1, 2002 – previously filed as an exhibit to our Current Report on Form 8-K, dated March 7, 2002, and incorporated herein by reference.

10.29

Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to our Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.29.1

 First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to our Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.30

Asset Purchase Agreement, dated as of December 21, 2004, by and between FSC Laboratories, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2004 and incorporated herein by reference.*

10.31

Share Transfer Agreement, dated as of January 20, 2006 and effective December 31, 2005, by and between Par and Dr. Arie Gutman - previously filed as an exhibit to our Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.32

Asset Purchase Agreement, dated as of May 6, 2008, between Spectrum Pharmaceuticals, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2008 and incorporated herein by reference.

10.33

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 and incorporated herein by reference. *

10.34.1

Purchase Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 25, 2003 - previously filed on December 24, 2003 as an exhibit to our Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.34.2

Indenture between Par and American Stock Transfer & Trust Company, dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to our Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

10.34.3

First Supplemental Indenture between Par and American Stock Transfer & Trust Company, dated March 31, 2006 - previously filed as an exhibit to our Current Report on Form 8-K, dated March 31, 2006, and incorporated herein by reference.

10.34.4

Registration Rights Agreement between Par, Bear Stearns & Co. Inc., CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray Inc., dated September 30, 2003 - previously filed on December 24, 2003 as an exhibit to our Registration Statement on Form S-3 (File No. 333-111567) and incorporated herein by reference.

14	Code of Ethics -- (attached herewith).
21	List of subsidiaries of Par (attached herewith).
23	Consent of Deloitte & Touche LLP, independent registered public accounting firm (attached herewith).
31.1	Certification of Principal Executive Officer (attached herewith).
31.2	Certification of Principal Financial Officer (attached herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

* Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in any such filing.

*** Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2011

PAR PHARMACEUTICAL COMPANIES, INC.

(Company)

/s/ Patrick G. LePore

Patrick G. LePore

Chairman, President and Chief Executive Officer

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ Joseph E. Smith Joseph E. Smith	Lead Director	February 24, 2011
/s/ Patrick G. LePore Patrick G. LePore	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 24, 2011
/s/ Michael A. Tropiano Michael A. Tropiano	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2011
/s/ Peter S. Knight Peter S. Knight	Director	February 24, 2011
/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	February 24, 2011
/s/ Thomas P. Rice Thomas P. Rice	Director	February 24, 2011
/s/ Patrick J. Zenner Patrick J. Zenner	Director	February 24, 2011
/s/ Dr. Melvin Sharoky Dr. Melvin Sharoky	Director	February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FILED WITH THE ANNUAL REPORT OF THE

COMPANY ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years
ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010,
2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 24, 2011

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

(In Thousands, Except Share Data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$218,674	$121,668
Available for sale marketable debt securities	27,866	39,525
Accounts receivable, net	95,705	154,837
Inventories	72,580	80,729
Prepaid expenses and other current assets	17,660	14,051
Deferred income tax assets	26,037	26,356
Income taxes receivable	18,605	9,005
Total current assets	477,127	446,171

Property, plant and equipment, net	71,980	74,696
Available for sale marketable debt and equity securities	-	475
Intangible assets, net	95,467	69,272
Goodwill	63,729	63,729
Other assets	5,441	989
Non-current deferred income tax assets, net	69,488	68,495
Total assets	$783,232	$723,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$46,175
Accounts payable	23,956	22,662
Payables due to distribution agreement partners	25,310	58,552
Accrued salaries and employee benefits	16,397	16,072
Accrued government pricing liabilities	32,169	24,713
Accrued legal fees	7,084	5,941
Accrued expenses and other current liabilities	6,674	8,962
Total current liabilities	111,590	183,077

Long-term debt, less current portion	-	-
Other long-term liabilities	43,198	42,097
Commitments and contingencies	-	-

Stockholders' equity
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
38,872,663 and 37,662,231 shares	389	377
Additional paid-in capital	373,764	331,667
Retained earnings	329,129	236,398
Accumulated other comprehensive gain	137	357
Treasury stock, at cost 2,970,573 and 2,815,879 shares	(74,975)	(70,146)
Total stockholders' equity	628,444	498,653
Total liabilities and stockholders’ equity	$783,232	$723,827

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands, Except Per Share Amounts)

	2010	2009	2008

Revenues:
Net product sales	$980,631	$1,176,427	$561,012
Other product related revenues	28,243	16,732	17,103
Total revenues	1,008,874	1,193,159	578,115
Cost of goods sold	635,343	859,206	401,544
Gross margin	373,531	333,953	176,571
Operating expenses:
Research and development	50,369	39,235	59,656
Selling, general and administrative	192,504	165,135	137,866
Settlements and loss contingencies, net	3,762	307	49,837
Restructuring costs	-	1,006	15,397
Total operating expenses	246,635	205,683	262,756
Gain on sale of product rights and other	6,025	3,200	9,625
Operating income (loss)	132,921	131,470	(76,560)
Gain on bargain purchase	-	3,021	-
(Loss) gain on extinguishment of senior subordinated convertible notes	-	(2,598)	3,033
Equity in loss of joint venture	-	-	(330)
Gain (loss) on marketable securities and other investments, net	3,459	(55)	(7,796)
Interest income	1,257	2,658	9,246
Interest expense	(2,905)	(8,013)	(13,355)
Income (loss) from continuing operations before provision (benefit) for income taxes	134,732	126,483	(85,762)
Provision (benefit) for income taxes	41,980	48,883	(32,447)
Income (loss) from continuing operations	92,752	77,600	(53,315)
Discontinued operations:
Gain from discontinued operations	-	-	505
Provision for income taxes	21	672	2,361
Loss from discontinued operations	(21)	(672)	(1,856)
Net income (loss)	$92,731	$76,928	($55,171)

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$2.70	$2.30	($1.60)
Loss from discontinued operations	(0.00)	(0.02)	(0.05)
Net income (loss)	$2.70	$2.28	($1.65)

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$2.60	$2.27	($1.60)
Loss from discontinued operations	(0.00)	(0.02)	(0.05)
Net income (loss)	$2.60	$2.25	($1.65)

Weighted average number of common shares outstanding:
Basic	34,307	33,679	33,312
Diluted	35,644	34,188	33,312

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	36,461	$364	$305,572	$214,641	($1,362)	($66,405)	$452,810
Comprehensive income (loss):
Net income (loss)	-	-	-	(55,171)	-	-	(55,171)
Unrealized gain on available for sale securities, $2,406 net of tax of $922	-	-	-	-	1,484	-	1,484
Total comprehensive income (loss)	-	-	-	-	-	-	(53,687)
Exercise of stock options	71	-	500	-	-	-	500
Tax benefit from exercise of stock options	-	-	255	-	-	-	255
Tax deficiency related to the expiration of stock options	-	-	(2,269)	-	-	-	(2,269)
Tax deficiency related to the vesting of restricted stock	-	-	(1,523)	-	-	-	(1,523)
Employee stock purchase program	-	-	286	-	-	-	286
Purchase of treasury stock	-	-	-	-	-	(1,554)	(1,554)
Compensatory arrangements	-	-	17,535	-	-	-	17,535
Restricted stock grants	972	11	(11)	-	-	-	-
Forfeitures of restricted stock	(112)	(1)	1	-	-	-	-
Other	-	-	($370)	-	-	-	($370)
Balance, December 31, 2008	37,392	$374	$319,976	$159,470	$122	($67,959)	$411,983
Comprehensive income (loss):
Net income (loss)	-	-	-	76,928	-	-	76,928
Unrealized gain on available for sale securities, $375 net of tax of $140	-	-	-	-	235	-	235
Total comprehensive income (loss)	-	-	-	-	-	-	77,163
Exercise of stock options	71	1	717	-	-	-	718
Tax benefit from exercise of stock options	-	-	181	-	-	-	181
Tax deficiency related to the expiration of stock options	-	-	(1,237)	-	-	-	(1,237)
Tax deficiency related to the vesting of restricted stock	-	-	(606)	-	-	-	(606)
Employee stock purchase program	-	-	238	-	-	-	238
Purchase of treasury stock	-	-	-	-	-	(2,187)	(2,187)
Compensatory arrangements	-	-	13,737	-	-	-	13,737
Restricted stock grants	305	3	(3)	-	-	-	-
Forfeitures of restricted stock	(106)	(1)	1	-	-	-	-
Other	-	-	(1,337)	-	-	-	(1,337)
Balance, December 31, 2009	37,662	$377	$331,667	$236,398	$357	($70,146)	$498,653
Comprehensive income (loss):
Net income (loss)	-	-	-	92,731	-	-	92,731
Unrealized loss on available for sale securities, $362 net of tax of $142	-	-	-	-	(220)	-	(220)
Total comprehensive income (loss)	-	-	-	-	-	-	92,511
Exercise of stock options	1,111	11	24,783	-	-	-	24,794
Tax benefit from exercise of stock options	-	-	2,053	-	-	-	2,053
Tax deficiency related to the expiration of stock options	-	-	(351)	-	-	-	(351)
Resolution of tax contingencies	-	-	625	-	-	-	625
Excess tax benefit related to the vesting of restricted stock	-	-	560	-	-	-	560
Employee stock purchase program	-	-	354	-	-	-	354
Purchase of treasury stock	-	-	-	-	-	(4,829)	(4,829)
Compensatory arrangements	-	-	14,074	-	-	-	14,074
Restricted stock grants	154	1	(1)	-	-	-	-
Forfeitures of restricted stock	(54)	-	-	-	-	-	-
Balance, December 31, 2010	38,873	$389	$373,764	$329,129	$137	($74,975)	$628,444

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In Thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$92,731	$76,928	($55,171)
Deduct: Gain (loss) from discontinued operations, net of tax	(21)	(672)	(1,856)
Income (loss) from continuing operations	92,752	77,600	(53,315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(478)	24,375	(20,301)
Resolution of tax contingencies	(3,750)	-	-
Non-cash interest expense	1,571	4,399	7,096
Depreciation and amortization	29,389	35,612	32,487
Loss on marketable securities and other investments, net	108	55	7,796
Intangible asset impairments	-	-	6,425
Allowances against accounts receivable	(5,985)	2,101	(40,892)
Share-based compensation expense	14,074	13,737	17,535
Tax deficiency on exercises of stock options	(1,039)	-	-
Loss on disposal of fixed assets	172	982	4,539
Loss (gain) on extinguishment of senior subordinated convertible notes	-	2,598	(3,033)
Gain on bargain purchase	-	(3,021)	-
Other, net	813	-	258
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Decrease (increase) in accounts receivable	65,117	(74,451)	21,666
Decrease (increase) in inventories	8,149	(36,404)	42,383
(Increase) decrease in prepaid expenses and other assets	(7,127)	5,313	1,210
Increase (decrease) in accounts payable, accrued expenses and other liabilities	8,144	6,644	(3,106)
(Decrease) increase in payables due to distribution agreement partners	(33,242)	(32,899)	54,972
(Increase) decrease in income taxes receivable/payable	(4,359)	26,707	(10,118)
Net cash provided by operating activities	164,309	53,348	65,602
Cash flows from investing activities:
Capital expenditures	(10,685)	(8,519)	(17,454)
Purchases of intangibles	(42,200)	(1,000)	(20,000)
Business acquisitions	-	(55,300)	-
Purchases of available for sale debt securities	(33,202)	(10,000)	(106,890)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	44,053	65,366	99,352
Other, net	-	-	(515)
Net cash used in investing activities	(42,034)	(9,453)	(45,507)
Net cash provided by investing activities from discontinued operations	-	-	505
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	24,794	718	500
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	354	238	286
Excess tax benefits on exercise of nonqualified stock options	3,092	181	255
Purchase of treasury stock	(4,829)	(2,187)	(1,554)
Reductions in principal due to maturity and repurchases of senior subordinated convertible notes	(47,746)	(91,806)	(49,590)
Debt issuance costs	(934)	-	-
Net cash used in financing activities	(25,269)	(92,856)	(50,103)
Net increase (decrease) in cash and cash equivalents	97,006	(48,961)	(29,503)
Cash and cash equivalents at beginning of period	121,668	170,629	200,132
Cash and cash equivalents at end of period	$218,674	$121,668	$170,629
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$48,517	($2,003)	($2,276)
Interest	$1,372	$3,800	$5,750
Non-cash transactions:
Capital expenditures incurred but not yet paid	$775	$620	$1,995

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, products delivered by injection, products in the semi-solid form of a cream and a transdermal patch.

We divested FineTech Laboratories, Ltd, effective December 31, 2005.  We transferred FineTech to a former officer and director of ours for no consideration.  The FineTech divestiture is being reported as a discontinued operation in all applicable periods presented (see Note 17 - “Discontinued Operations – Related Party Transaction”).

Note 1 - Summary of Significant Accounting Policies:

Principles of Consolidation:

The consolidated financial statements include the accounts of Par Pharmaceutical Companies, Inc. and its wholly owned subsidiaries.  All intercompany transactions are eliminated in consolidation.

Basis of Financial Statement Presentation:

Our accounting and reporting policies conform to the accounting principles generally accepted in the United States of America (U.S. GAAP).

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The ASC became effective for financial statements issued for interim periods ended after September 15, 2009.  All content within the ASC carries the same level of authority.  While the adoption of the ASC changed how we reference accounting standards, the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

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

Use of Forecasted Financial Information in Accounting Estimates:

The use of forecasted financial information is inherent in many of our accounting estimates, including but not limited to, determining the estimated fair value of goodwill and intangible assets, matching intangible amortization to underlying benefits (e.g. sales and cash inflows), establishing and evaluating inventory reserves, and evaluating the need for valuation allowances for deferred tax assets.  Such forecasted financial information is comprised of numerous assumptions regarding our future revenues, cash flows, and operational results.  Management believes that its financial forecasts are reasonable and appropriate based upon current facts and circumstances.  Because of the inherent nature of forecasts, however, actual results may differ from these forecasts.  Management regularly reviews the information related to these forecasts and adjusts the carrying amounts of the applicable assets prospectively, if and when actual results differ from previous estimates.

Cash and Cash Equivalents:

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates fair value.  At December 31, 2010, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances.  We maintain our cash deposits and cash equivalents with well-known and stable financial institutions.  At December 31, 2010, our cash and cash equivalents were invested primarily in AAA-rated money market funds, which hold high-grade corporate securities or invested in government and/or government agency securities.  We have not experienced any losses on our deposits of cash and cash equivalents to date.

Our primary source of liquidity is cash received from customers.  In 2010, we collected $1,098 million with respect to net product sales as compared to $1,140 million in 2009 and $575 million in 2008.  Our primary use of liquidity includes funding of general operating expenses, business development and product acquisition activities, normal course payables due to distribution agreement partners and capital expenditures.  In addition to these normal course activities, our significant cash outflows included the payment of senior subordinated convertible notes with a face value of $47.7 million that matured in September 2010.  Other significant cash outflows may include potential payments to government agencies (see Note 16 – “Commitments, Contingencies and Other Matters”).

           The ability to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows that along with existing cash, cash equivalents and available for sale securities will allow us to meet our financial obligations over the foreseeable future. The timing of our future financial obligations and the introduction of products in the pipeline as well as future product acquisitions may require additional debt and/or equity financing; there can be no assurances that we will be able to obtain any such additional financing when needed or on acceptable or favorable terms.

Concentration of Credit Risk:

Financial instruments that potentially subject us to credit risk consist of trade receivables.  We market our products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts and drug distributors. We believe the risk associated with this concentration is somewhat limited due to the number of customers and their geographic dispersion and our performance of certain credit evaluation procedures (see Note 5 - “Accounts Receivable - Major Customers”).

Investments in Debt and Marketable Equity Securities:

We determine the appropriate classification of all debt and marketable equity securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date in accordance with FASB ASC 320.  Investments in equity securities that have readily determinable fair values are classified and accounted for as available for sale.  We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors.  Because we have determined that all of our debt and marketable equity securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive gain (loss) in stockholders’ equity.  Any other-than-temporary unrealized losses would be recorded in the consolidated statement of operations.

 Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered.  In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, remaining contractual terms of any supply and distribution agreements including authorized generic agreements, and current expected market conditions, including level of competition.  Such evaluations utilize forecasted financial information.  We record provisions for inventory to cost of goods sold.

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

Impairment of Long-lived Assets:

We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. If impairment is identified, a loss is recorded equal to the excess of the asset’s net book value over its fair value, and the cost basis is

adjusted.   Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic conditions, our ability to successfully launch products, and changes in operating performance.  In addition, we regularly evaluate our other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.

Costs of Computer Software:

We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of FASB ASC 350-40.  We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software.  We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of FASB ASC 350-40 are met.  Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred.  All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.

Research and Development Agreements:

Research and development costs are expensed as incurred.  These expenses include the costs of our internal product development efforts, acquired in-process research and development, as well as costs incurred in connection with our third party collaboration efforts.  Milestone payments made under contract research and development arrangements or product licensing arrangements prior to regulatory approval of the associated product are expensed when the milestone is achieved.  Once the product receives regulatory approval we record any subsequent milestone payments as intangible assets.  We make the determination to capitalize or expense amounts related to the development of new products and technologies through agreements with third parties based on our ability to recover our cost in a reasonable period of time from the estimated future cash flows anticipated to be generated pursuant to each agreement.  Market (including competition), regulatory and legal factors, among other things, may affect the realizability of the projected cash flows that an agreement was initially expected to generate.  We regularly monitor these factors and subject all capitalized costs to periodic impairment testing.

Costs for Patent Litigation and Legal Proceedings:

Costs for patent litigation or other legal proceedings are expensed as incurred and included in selling, general and administrative expenses.

Goodwill and Intangible Assets:

We determine the estimated fair values of goodwill and certain intangible assets with definitive lives based on valuations performed at the time of their acquisition in accordance with FASB ASC 350.  Such valuations utilize forecasted financial information.  In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

Goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any.  Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We performed our annual goodwill impairment assessment as of December 31, 2010, noting no impairment.

Definitive lived intangibles are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows.

We review the carrying value of our long-term assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  For the Nascobal®, OravigTM, and Zuplenz® related intangible assets, the critical estimates include future projected prescriptions (demand), and the operational execution of the related marketing and sales plans.  We determined through our evaluation that intangible assets were recoverable at December 31, 2010.  We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance.

 Income Taxes:

We account for income taxes in accordance with FASB ASC 740.  Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates.  We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur.  In establishing valuation allowances, management makes estimates such as projecting future taxable income.  Such estimates utilize forecasted financial information.

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

Revenue Recognition and Accounts Receivable Reserves and Allowances:

We recognize revenues for product sales when title and risk of loss transfer to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectability is reasonably assured.  Included in our recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 5 – “Accounts Receivable”).  In addition, we record estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities.  We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues.  Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond our control.  The estimates that are most critical to our establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are our estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes.  We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:

We record distribution costs related to shipping product to our customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses.  Distribution costs for 2010 were approximately $2.5 million, $2.4 million for 2009 and $2.6 million for 2008.

Earnings / (Loss) Per Common Share Data:

Earnings / (loss) per common share were computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Earnings / (loss)  per common share assuming dilution were computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares under the treasury stock method.

 Fair Value of Financial Instruments:

The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values based upon the relatively short-term nature of these financial instruments.

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:

We have entered into a number of license and distribution agreements pursuant to which we distribute generic pharmaceutical products and brand products developed and/or supplied to us by certain third parties.  We have also entered into contract manufacturing agreements for third-parties to manufacture some of our own generic products for us.  For the year ended December 31, 2010, approximately 71% of our total net product sales were generated from such contract-manufactured and/or licensed products.  We cannot provide assurance that the efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements, or that we will be able to enter into new agreements in the future.  Any alteration to or termination of our current material license and distribution agreements, our failure to enter into new and similar agreements, or the interruption of the supply of our products under such agreements or under our contract manufacturing agreements, could have a material adverse effect on our business, condition (financial and other), prospects or results of operations.

We produce all of our internally manufactured products at a single manufacturing facility.  A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Segments:

FASB ASC 280-10 codifies the standards for reporting of financial information about operating segments in annual financial statements.  Management considers our business to be in two reportable business segments, generic and brand pharmaceuticals.  Refer to Note 18 – “Segment Information”.

Recent Accounting Pronouncements:

We adopted the provisions of FASB ASC 805 Business Combinations, which require an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  FASB ASC 805 changed the accounting treatment for certain specific items, including; acquisition costs are generally expensed as incurred, minority interests are valued at fair value at the acquisition date, acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.  FASB ASC 805 also included a substantial number of new disclosure requirements.  FASB ASC 805 applied to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our acquisitions of the worldwide rights to Nascobal® from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 805-20 Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest.   FASB ASC 805-20 states a contingency acquired in a business combination should be measured at fair value if the acquisition-date value of that asset or liability can be determined during the measurement period.   FASB ASC 805-20 was effective as of January 1, 2009.  Our acquisitions of the worldwide rights to Nascobal® from QOL Medical LLC and the related assets acquired and operating leases assumed from MDRNA, Inc. in the second quarter of 2009 was accounted for under FASB ASC 805.  Refer to Note 21 – “Acquisitions.”

We adopted the provisions of FASB ASC 820-10 Fair Value Measurements and Disclosures.  FASB ASC 820-10 established a common definition for fair value to be applied to GAAP guidance requiring use of fair value, established a framework for measuring fair value, and expanded disclosure about such fair value measurements.  FASB ASC 820-10 applies to fair value measurements that are already required or permitted by other sections of the FASB ASC, except for measurements of share-based payments and measurements that are similar to, but not intended to be, fair value.  The FASB has previously concluded in those sections of the FASB ASC that fair value is the relevant measurement attribute.  Accordingly, this section of the FASB ASC does not require any new fair value measurements.  FASB ASC 820-10 was effective for fiscal years beginning after November 15, 2007.  Our adoption of FASB ASC 820-10 with respect to financial assets and liabilities as of January 1, 2008 did not have a material impact on its consolidated financial statements.  Refer to Note 4, “Fair Value Measurements.”  The effective date of FASB ASC 820-10 with regard to non-financial assets and liabilities was January 1, 2009 for us.  These non-financial assets and liabilities include goodwill.  The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our consolidated financial statements; however, FASB ASC 820-10 could have an impact in future periods.  In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

The FASB has issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  Milestones should be considered substantive in their entirety and may not be bifurcated.  An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually.  Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts.  An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method.  Authoritative guidance on the use of the milestone method did not previously exist. As a result, questions on when and whether the use of this method is appropriate arose.  The amendments in this ASU affect entities that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.  The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:

a.  The entity’s performance to achieve the milestone; or

b.  The enhancement of the value of the item delivered as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

2. Relate solely to past performance; and

3.  Be reasonable relative to all deliverables and payment terms in the arrangement.

An entity’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this ASU is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.  This ASU is not expected to impact our consolidated financial statements; however, it could have an impact in future periods to the extent that we were to enter into contractual arrangements where we would receive milestone payments.

The FASB has issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee should be classified as an operating expense in the income statement.  The amendments in this ASU are effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective.  The annual impact of this fee on the pharmaceutical manufacturing industry will be highly variable depending on the volume of our sales of authorized generics and brand products.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $1.5 million and $3.5 million.

The FASB has issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of this ASU is not expected to impact our consolidated financial statements.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The requirements of this ASU will be applicable to any future business acquisition we complete.

Note 2 - Share-Based Compensation:

We account for share-based compensation as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Compensation – Stock Compensation.  FASB ASC 718-10 requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also requires that excess tax benefits be reflected as financing cash flows.

We grant share-based awards under our various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to members of our Board of Directors and to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of December 31, 2010, there were approximately 4.6 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At December 31, 2010, approximately 0.6 million shares remain available under such plans for restricted stock and restricted stock unit grants.

During 2010, we accelerated the vesting of 86 thousand stock options and 19 thousand non-vested restricted shares in connection with the termination of our former chief financial officer.  The effect of this termination resulted in additional compensation expense of approximately $0.8 million.  We also accelerated the vesting of approximately 4 thousand restricted stock units for a board member who retired in 2010.  We also cash settled approximately 23 thousand restricted stock units for the retired board member.  The effect of the cash settlement resulted in additional compensation expense of approximately $0.3 million.

During 2008, Par accelerated the vesting of 0.07 million outstanding non-vested stock options, 0.04 million restricted stock units, 0.1 million shares of restricted stock and 0.07 million shares of restricted stock grants with market performance vesting conditions in accordance with the terms contained in employment contracts for three executives whose terminations were announced.  For the year ended December 31, 2008, we recorded a total of approximately $4.6 million additional compensation expense as a result of these accelerations.   Refer to Note 20 - “Restructuring Costs”, for the impact of these accelerations on the resizing of our generic segment.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the year ended December 31,
	2010	2009	2008
Risk-free interest rate	3.0%	1.9%	1.7%
Expected life (in years)	6.3	6.3	6.5
Expected volatility	45.1%	43.9%	44.4%
Dividend	0%	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  We compiled historical data on an employee-by-employee basis from the grant date through the settlement date.  The results of analyzing the historical data showed that there were three distinct populations of optionees; the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding and is based generally on historical trends.  However, because few of our existing options have reached their full 10-year term, we opted to use the “simplified” method for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by two.  We will revisit this assumption at least annually or sooner if circumstances warrant.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.  The weighted average per share fair value of options granted was $13.30 in 2010, $5.91 in 2009, and $5.33 in 2008.

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the years ended December 31, 2010, 2009, and 2008 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cost of goods sold	$522	$482	$245
Research and development	-	-	613
Selling, general and administrative	5,323	4,338	2,205
Restructuring costs (Note 20)	-	-	656
Total, pre-tax	$5,845	$4,820	$3,719
Tax effect of share-based compensation	(2,221)	(1,832)	(1,413)
Total, net of tax	$3,624	$2,988	$2,306

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2009	4,495	$26.14
Granted	429	27.61
Exercised	(1,111)	22.31
Forfeited	(681)	32.95
Balance at December 31, 2010	3,132	$26.23	6.2	$46,968
Exercisable at December 31, 2010	1,765	$32.97	4.6	$18,264
Vested and expected to vest at December 31, 2010	3,060	$26.43	5.6	$45,457

The total fair value of options vested during the year ended December 31, 2010 was $6.0 million, $3.6 million for the year ended December 31, 2009, and $8.3 million for the year ended December 31, 2008.  As of December 31, 2010, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $7.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.1 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2010, 2009 and 2008 was as follows ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cost of goods sold	$666	$695	$647
Research and development	-	-	1,617
Selling, general and administrative	6,694	6,259	5,821
Restructuring costs (Note 20)	-	-	1,810
Total, pre-tax	$7,360	$6,954	$9,895
Tax effect of stock-based compensation	(2,797)	(2,643)	(3,760)
Total, net of tax	$4,563	$4,311	$6,135

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	787	$17.56
Granted	126	27.69
Vested	(380)	18.36
Forfeited	(37)	18.41
Non-vested balance at December 31, 2010	496	$19.52	$19,112

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Unvested restricted stock unit balance at December 31, 2009	83	$17.83
Granted	35	26.82
Vested and shares issued	(92)	18.83
Forfeited	(3)	21.68
Unvested restricted stock unit balance at December 31, 2010	23	$27.68	$925
Vested awards not issued	138	$20.98	$5,322
Total restricted stock unit balance at December 31, 2010	161	$21.97	$6,247

As of December 31, 2010, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $5.4 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.0 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, we issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain of our employees was contingent upon multiple market conditions that were factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions had been met.  Vesting was contingent upon applicable continued employment condition and the Total Stockholder Return (“TSR”) on our common stock relative to the Company’s stock price at the beginning of the three-year vesting period as compared to the TSR of a defined peer group of approximately 12 companies, and the TSR of the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period.  The measurement period ended on December 31, 2010.  The Company achieved the maximum level of performance under the program because the Company’s TSR was greater than the 75th percentile TSR of the peer group and the Company’s TSR was greater than the median of the S&P 400 during the three year measurement period.  Approximately 454 thousand shares of common stock were earned as of the vesting date, January 11, 2011.  Approximately 65 thousand shares were issued in 2008 by operation of the provisions of a number of employment contracts for three senior executives that were terminated.  Approximately 339 thousand shares of common stock were distributed in January 2011.  Approximately 115 thousand shares were cash settled upon the discretion of the Compensation Committee of the Board of Directors for approximately $4.1 million (pre-tax) in January 2011.  In all circumstances, restricted stock granted did not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

At the grant date, the effect of the market conditions on the restricted stock issued to certain employees was reflected in their fair value.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimates the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for the Company, our peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest rate was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

The following table summarizes the components of our stock-based compensation related to our  restricted stock grants with market conditions recognized in our financial statements for the years ended December 31, 2010, 2009 and 2008 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cost of goods sold	$174	$196	$252
Research and development	-	-	630
Selling, general and administrative	1,566	1,766	2,266
Restructuring costs (Note 20)	-	-	771
Total, pre-tax	$1,740	$1,962	$3,919
Tax effect of stock-based compensation	(661)	(746)	(1,489)
Total, net of tax	$1,079	$1,216	$2,430

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2009	259	$24.78
Granted	-	-
Vested	-	-
Forfeited	(17)	24.78
Non-vested balance at December 31, 2010	242	$24.78	$9,318

        The total grant date fair value of restricted stock grants with market condition vesting granted in January 2008 was $8.9 million.

Cash-settled Restricted Stock Unit Awards

In 2010, we granted cash-settled restricted stock unit awards that vest ratably over four years to certain employees.  The cash-settled restricted stock unit awards are classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.  Cash settled restricted stock units entitle such employees to receive a cash amount determined by the fair value of our common stock on the vesting date.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Cash-settled restricted stock unit awards are subject to forfeiture if employment terminates prior to vesting.  Share-based compensation expense for cash-settled restricted stock unit awards are recognized ratably over the service period.  Cash-settled restricted stock unit awards do not decrease shares available for future share-based compensation grants.

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the years ended December 31, 2010 was as follows ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Cost of goods sold	$49	$ -	$ -
Research and development	-	-	-
Selling, general and administrative	443	-	-
Total, pre-tax	$492	$ -	$ -
Tax effect of stock-based compensation	(187)	-	-
Total, net of tax	$305	$ -	$ -

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2009	-	$ -
Granted	77	28.11
Vested	-	-
Forfeited	(5)	27.71
Awards outstanding at December 31, 2010	72	$28.13	$2,797

The total grant-date fair value of cash-settled restricted stock unit awards granted in 2010 was approximately $2.0 million.  As of December 31, 2010, the aggregate intrinsic value of the outstanding cash-settled restricted stock unit awards was approximately $2.8 million.  As of December 31, 2010, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $2.2 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.0 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1,000,000 shares of common stock has been reserved for sale to employees under the Program.  Employees purchased 13 thousand shares during the year ended December 31, 2010, 15 thousand shares during the year ended December 31, 2009, and 20 thousand shares during the year ended December 31, 2008.

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011-December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR or 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three year service period.

Mr. LePore will not be eligible to participate in our annual long-term incentive programs during the three year term of his new employment agreement.  Instead, in January 2011, Mr. LePore was granted an equity award consisting of restricted stock units with a total grant date economic value of approximately $1.9 million.  The units will vest on the earlier of (a) the expiration of Mr. LePore’s employment term on December 31, 2013, (b) the date that a change of control (as defined in the agreement) occurs, and (c) the date of an eligible earlier termination of Mr. LePore’s employment term in accordance with the provisions of the agreement.    The related share-based compensation expense will be recorded over the three term of the new employment agreement, which is the vesting period.  The fair value of restricted stock units will be based on the market value of our common stock on the date of grant.

Note 3 - Available for Sale Marketable Debt and Equity Securities:

At December 31, 2010 and 2009, all of our investments in debt and marketable equity securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt and equity securities available for sale at December 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$ -	$ -	$ -	$ -
Debt securities issued by various state and local municipalities and agencies	-	-	-	-
Other debt securities	27,654	213	(1)	27,866
Total available for sale marketable debt securities	$27,654	$213	($1)	$27,866

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of December 31, 2010.

In December 2004, we invested $5 million in a debt security issued by Ford Motor Credit Company that bore an interest rate of 7.9% and matured in 2015.  We recorded a loss of approximately $3.7 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of our investment in the debt security issued by Ford Motor Credit Company.  Due to the continued deterioration of the credit markets and the auto industry and the severity of the loss and the duration of the period that the investment had been in a loss position, we believed the losses were other-than-temporary.  These items were included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  We had classified our investment in this debt security (at the fair value of $1.4 million) as a noncurrent asset on our consolidated balance sheet as of December 31, 2008 due to our uncertainty as to when this investment would be liquidated.  We sold our investment in the debt security issued by Ford Motor Credit Company for approximately $1.6 million during the first quarter of 2009.  We recorded a pre-tax gain of $0.3 million in the consolidated statement of operations.  This item was included in loss on marketable securities and other investments, net on the consolidated statement of operations.

In August 2007, we announced that we acquired the North American commercial rights to ZensanaTM Oral Spray from Hana.  The terms of the agreement included a $5.0 million investment in Hana at a contractually agreed $1.2 million premium.  We recorded our investment in Hana at $3.8 million based on the prevailing market price of Hana’s common stock at the date of the agreement and charged $1.2 million, which represents a non-refundable upfront license payment, to research and development expense in the consolidated statements of operations in the third quarter of 2007.  We recorded a loss of approximately $3.3 million in the consolidated statement of operations during the year ended December 31, 2008, which represented an other-than-temporary impairment of our investment in Hana, triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  The loss was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  We had classified our investment in Hana (at the fair value of $0.6 million) as a noncurrent asset on our consolidated balance sheet as of December 31, 2008 due to our intent to hold the investment for a period of time greater than 12 months.  We recorded a loss of $0.2 million in the consolidated statement of operations during the first quarter of 2009, which represented an other-than-temporary impairment of our investment in Hana Biosciences, Inc. (“Hana”), triggered by the severity of the loss and the duration of the period that the investment has been in a loss position.  This item was included in Loss on marketable securities and other investments, net on the consolidated statement of operations.  We classified our investment in Hana (at the revised cost of $0.4 million) as a non-current asset on our consolidated balance sheet.  We sold our investment in Hana for approximately $0.3 million during the fourth quarter of 2010.  We recorded a loss of $0.1 million in the consolidated statement of operations.  This item was included in loss on marketable securities and other investments, net on the consolidated statement of operations.

The following is a summary of amortized cost and estimated fair value of our investments in debt and marketable equity securities available for sale at December 31, 2009 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$16,300	$41	$ -	$16,341
Debt securities issued by various state and local municipalities and agencies	9,592	71	(2)	9,661
Other debt securities	13,162	361	-	13,523
Available for sale marketable debt securities	39,054	473	(2)	39,525

Marketable equity securities available for sale Hana Biosciences, Inc.	375	100	-	475

Total	$39,429	$573	($2)	$40,000

The following is a summary of the contractual maturities of our available for sale debt securities at December 31, 2010 ($ amounts in thousands):

	December 31, 2010
		Estimated Fair
	Cost	Value
Less than one year	$22,368	$22,508
Due between 1-2 years	5,286	5,358
Total	$27,654	$27,866

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

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  Our Level 1 assets as of December 31, 2009 include our investment in Hana Biosciences, Inc. that is traded in an active exchange market.  We sold our investment in Hana Biosciences, Inc. in the fourth quarter of 2010.

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$ -	$ -	$ -	$ -
Debt securities issued by various state and local municipalities and agencies (Note 3)	-	-	-	-
Other debt securities (Note 3)	27,866	-	27,866	-
Total investments in debt and marketable equity securities	$27,866	$ -	$27,866	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31,	December 31,
	2010	2009

Gross trade accounts receivable	$203,995	$269,112
Chargebacks	(19,482)	(16,111)
Rebates and incentive programs	(23,273)	(39,938)
Returns	(48,928)	(39,063)
Cash discounts and other	(16,606)	(19,160)
Allowance for doubtful accounts	(1)	(3)
Accounts receivable, net	$95,705	$154,837

Allowance for doubtful accounts	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Balance at beginning of period	($3)	($4)	($20)
Additions – charge to expense	(5)	8	(4)
Adjustments and/or deductions	7	(7)	20
Balance at end of period	($1)	($3)	($4)

The following tables summarize the activity for the years ended December 31, 2010, 2009 and 2008 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($217,601)	($77)	(1)	$214,307	($19,482)
Rebates and incentive programs	(39,938)	(123,451)	(1,196)	(3)	141,312	(23,273)
Returns	(39,063)	(24,416)	437		14,114	(48,928)
Cash discounts and other	(19,160)	(88,842)	(1,974)	(4)	93,370	(16,606)
Total	($114,272)	($454,310)	($2,810)		$463,103	($108,289)

Accrued liabilities (2)	($24,713)	($41,427)	$2,586	(5)	$31,385	($32,169)

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

	For the Year Ended December 31, 2008
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($46,006)	($377,088)	($539)	(1)	$390,895	($32,738)
Rebates and incentive programs	(42,859)	(83,643)	(1,571)	(3)	100,963	(27,110)
Returns	(47,102)	(19,341)	3,409	(6)	24,906	(38,128)
Cash discounts and other	(16,158)	(49,103)	749		51,239	(13,273)
Total	($152,125)	($529,175)	$2,048		$568,003	($111,249)

Accrued liabilities (2)	($17,684)	($25,372)	($192)		$21,336	($21,912)

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

(3)      During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1.3 million.  In 2008 the Company recorded reserves for prior period sales related to rebates and incentives programs that were principally comprised of the finalization of contract negotiations with a certain customer that resulted in an adjustment of ($2.3) million to our rebates and incentive programs for sales made to that customer in the fourth quarter of 2007.   With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(4)      During the third quarter of 2010, the Company settled a customer dispute related to the January 2009 metoprolol price increase. As a result, the Company recorded an additional reserve of $1.1 million.

(5)       In December 2010, we reached a settlement in principal related to the routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement and release agreement is currently under review by the Department of Veterans Affairs.  We had previously accrued approximately $10.5 million ($6.4 million net of related partnership consideration) in accrued government liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010 related to this matter.  Based upon the best information currently available to us, we have reduced this accrual to $7.3 million ($3.8 million net of related partnership consideration), which represents our best estimate of loss related to this matter.  Accordingly, we recognized approximately $2.6 million of income in the fourth quarter of 2010 as a change in estimate.  Refer to Notes to Consolidated Financial Statements – Note 16 – “Commitments, Contingencies and Other Matters”.  The 2009 change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

(6)       The changes in accounts receivable reserves recorded for prior period sales related to returns principally comprised of the successful resolution in the twelve-month period ended December 31, 2008 of a customer dispute over invalid customer deductions taken in prior periods of $1.5 million, and an update to management’s prior period returns estimates relating to the loss of a customer for certain products and new returns information that became available during the twelve-month period ended December 31, 2008, of $1.9 million.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2010 and 50% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2009.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, the Company provides a rebate on drugs dispensed under such government programs.  The Company determines its estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates.  In determining the appropriate accrual amount we consider historical payment rates; processing lag for outstanding claims and payments; levels of inventory in the distribution channel; and the impact of the healthcare reform acts.  The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program expansion and are based on actual and estimated rebates on Department of Defense eligible sales.

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, we consider other factors when estimating the current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that we believe are not covered by the historical rates.

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

As detailed above, we have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues, except as described below.  Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as wholesale customer inventories and market data, or other market factors beyond our control.  The estimates that are most critical to the establishment of these reserves, and therefore, would have the largest impact if these estimates were not accurate, are estimates related to contract sales volumes, average contract pricing, customer inventories and return volumes.  The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.  With the exception of the product returns allowance, the ending balances of accounts receivable reserves and allowances generally are processed during a two-month to four-month period.

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

In 2009, Par launched clonidine and some other lower volume generic products.  Strativa acquired and relaunched Nascobal® in the second quarter of 2009.  In 2008, Par relaunched meclizine and also launched dronabinol and sumatriptan succinate.  As is customary and in the ordinary course of business, our revenue that has been recognized for these product launches included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Strativa launched OravigTM (miconazole) buccal tablets in the third quarter of 2010 and launched Zuplenz® (ondansetron) oral soluble film in the fourth quarter of 2010.  OravigTM is supplied to us by BioAlliance and Zuplenz® is supplied to us by MonoSol.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the year ended December 31, 2010, we have recognized $1.1 million of revenues for OravigTM and $0.2 million of revenues for Zuplenz® and deferred revenues of $1.2 million for OravigTM and deferred revenues of $0.3 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2010.  We will modify our revenue recognition for OravigTM and Zuplenz® at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

Major Customers – Gross Accounts Receivable

	December 31,	December 31,
	2010	2009
McKesson Corporation	25%	19%
Cardinal Health, Inc.	21%	14%
CVS Caremark	14%	15%
AmerisourceBergen Corporation	12%	18%
Other customers	28%	34%
Total gross accounts receivable	100%	100%

Note 6 -Inventories:

($ amounts in thousands)

	December 31,	December 31,
	2010	2009
Raw materials and supplies	$20,445	$14,475
Work-in-process	4,498	3,460
Finished goods	47,637	62,794
	$72,580	$80,729

Inventory write-offs (inclusive of pre-launch inventories detailed below) were $7.6 million for the year ended December 31, 2010 and $3.9 million for the year ended December 31, 2009.  We recorded the inventory write-offs to cost of goods sold.

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

Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value.  We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product.  Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors.  There was no Strativa related pre-launch inventory at December 31, 2010.

As of December 31, 2010, Par had approximately $7.5 million in inventories related to products that were not yet available to be sold.   Of the $7.5 million, $6.1 million is related to amlodipine/benazepril and propafenone, both of which launched in January 2011.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	December 31,	December 31,
	2010	2009
Raw materials and supplies	$3,578	$859
Work-in-process	673	85
Finished goods	3,207	-
	$7,458	$944

 Write-offs of pre-launch inventories were $0.1 million for the year-to-date period ended December 31, 2010 and $0.3 million, net of partner allocation, for the year-to-date period ended December 31, 2009.

Note 7 - Property, Plant and Equipment, net:

($ amounts in thousands)

	December 31,	December 31,
	2010	2009
Land	$1,882	$1,882
Buildings	27,930	25,794
Machinery and equipment	52,032	48,543
Office equipment, furniture and fixtures	5,752	4,569
Computer software and hardware	46,065	44,479
Leasehold improvements	12,137	12,102
Construction in progress	2,905	3,670
	148,703	141,039
Less accumulated depreciation and amortization	76,723	66,343
	$71,980	$74,696

Depreciation and amortization expense related to property, plant and equipment was $13.4 million for the year ended December 31, 2010; $12.6 million for the year ended December 31, 2009 and $14.4 million for the year ended December 31, 2008.

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	December 31,	December 31,
	2010	2009
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $7,980 and $3,420	$46,741	$51,301
BioAlliance Licensing Agreement, net of accumulated amortization of $559	19,441	-
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	-
MonoSol Rx Licensing Agreement, net of accumulated amortization of $125	5,875	-
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $7,433 and $5,866	2,567	4,134
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,026 and $8,304	1,807	2,529
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $770 and $152	1,330	1,248
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,525 and $1,959	1,159	1,725
Spectrum Development and Marketing Agreement, net of accumulated amortization of $24,254 and $20,660	746	4,340
Paddock Licensing Agreement, net of accumulated amortization of $6,000 and $3,250	-	2,750
FSC Laboratories Agreement, net of accumulated amortization of $5,822 and $5,420	-	402
Other intangible assets, net of accumulated amortization of $5,947 and $5,405	801	843
	$95,467	$69,272

Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized over the estimated useful lives in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful lives of three to 15 years if estimated cash flows method approximates straight-line basis.  We evaluate all intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  Such evaluations utilize forecasted financial information.  As of December 31, 2010, we believe our net intangible assets are recoverable.  The intangible assets included on our consolidated balance sheet at December 31, 2010 include the following:

QOL Medical, LLC Asset Purchase Agreement

During the three-month period ended June 27, 2009, the Company acquired the rights to Nascobal® from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The Company allocated the purchase price in part based on input from third party appraisals. The fair value of the product rights received is being amortized on a straight-line basis over 12 years based on its estimated useful life. Refer to “Nascobal®” in Note 21, “Acquisitions.”

BioAlliance Licensing Agreement

In April 2010, the FDA approved Oravig™ (miconazole) buccal tablets.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance Pharma, we paid BioAlliance $20.0 million in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.  The remaining net book value of the related intangible asset will be amortized over approximately 12 years.

Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement

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

MonoSol Rx Licensing Agreement

In July 2010, the FDA approved Zuplenz® (ondansetron) oral soluble film.  In June 2008, Strativa and MonoSol Rx entered into an exclusive licensing agreement for the U.S. commercialization rights to Zuplenz®.  Under the terms of an amended agreement, the FDA approval triggered Strativa's payments to MonoSol Rx of a $4.0 million approval milestone and a $2.0 million pre-launch milestone.  Strativa began to commercialize Zuplenz®, which is supplied by MonoSol, during the fourth quarter of 2010.  Amortization expense of the related intangible asset commenced when the product was launched in the fourth quarter.  The remaining net book value of the related intangible asset will be amortized over approximately 12 years.

Trademark licensed from BMS

Par entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by Par in exchange for $5.0 million paid by Par in August 2003.  In July 2005, Par made an additional milestone payment of $5.0 million to BMS related to the trademark license above. The remaining net book value of the trademark will be amortized over approximately two years.

Genpharm Distribution Agreement

On June 30, 1998, Par completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany.  Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Par issued 10,400 shares of Par’s common stock to a Merck KGaA subsidiary, EMD, Inc. (formerly known as Lipha Americas, Inc.), in exchange for cash of $20.8 million and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 11 – “Distribution and Supply Agreements”).  Par determined the fair value of the common stock sold to Merck KGaA to be $27.3 million, which exceeded the cash consideration of $20.8 million received by Par by $6.5 million.  That $6.5 million was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity.  Additionally, Par recorded a deferred tax liability of approximately $4.3 million and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes.  The aggregate amount of approximately $10.8 million assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.

MDRNA, Inc. Asset Purchase Agreement

During the three-month period ended June 27, 2009, the Company acquired additional rights to calcitonin, a generic drug, from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal®.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  This asset has a fair market value of $1.4 million and will be amortized over its estimated useful life of 2 years.  Refer to “MDRNA, Inc.” in Note 21, “Acquisitions.”

SVC Pharma LP License and Distribution Agreement

In June 2008, Par and SVC Pharma LP entered into a license and distribution agreement for dronabinol and related agreements.  Under the terms of the agreements, Par transferred 100% of its interest in SVC to an affiliate of Rhodes Technologies, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the third quarter of 2008.  Refer to Note 19 - “Investment in Joint Venture” for further details.

Spectrum Development and Marketing Agreement

In November 2006, Par and Spectrum Pharmaceuticals amended their Development and Marketing Agreement.  Par agreed to purchase and distribute sumatriptan products and GSK supplied products on behalf of Spectrum.  Par paid Spectrum $5.0 million during the fourth quarter of 2006.  Spectrum granted Par an exclusive royalty-free irrevocable license to market, promote, distribute and sell sumatriptan products and GSK supplied product.  During the second quarter of 2008, Par invested $20.0 million as part of an amendment to its agreement with Spectrum pursuant to which Par increased its share of the profits from 38% to 95% for the commercialization of the generic versions of GSK's Imitrex® (sumatriptan) injection.  Based on a settlement agreement between Spectrum and GSK, Par launched generic versions of certain sumatriptan injection products in November 2008.  This intangible asset is being amortized over a useful life of three years commencing with the launch of the product.

Paddock Licensing Agreement

In September 2006, Par entered into a licensing agreement with developer Paddock Laboratories, Inc. to market testosterone gel 1%, a generic version of Unimed Pharmaceutical, a wholly-owned subsidiary of Solvay Pharmaceuticals, Inc., product Androgel®.  Under the terms of the agreement with Paddock, Par paid $6.0 million in the fourth quarter of 2006 for all rights to Paddock’s ANDA for testosterone gel 1%, including all intellectual property associated with the product.  The license agreement also permits Par to launch the generic version of the product no later than February 28, 2016, assuring Par’s ability to market a generic version of Androgel® well before the expiration of the related patent issue.  This license was being amortized over the six-year term of the associated co-promotion arrangement with Solvay.  In December 2010, we terminated our agreement with Solvay and amortized the remaining net book value of the associated intangible asset.

FSC Laboratories Agreement

In December 2004, Par entered into an agreement with FSC and purchased the NDA for Isoptin® SR for $15.0 million.  Par and FSC also entered into an economic sharing agreement related to sales of Isoptin® SR and other verapamil hydrochloride sustained release products.  In the fourth quarter of 2005, Par recorded an impairment charge of approximately $9.2 million related to this intangible asset.  The impairment charge was included in cost of goods sold.  Par introduced this product based on a projected market share of approximately 20%.  Upon introduction, the two main competitors continually reduced their pricing in order to maintain their shares of the market.  At the same time, Par failed to capture any significant portion of the market.  Based on Par’s long-term projections for sales and gross margins of the drug, Par determined the recoverability of this asset was impaired as of December 31, 2005.  The fair value as of December 31, 2005 of approximately $3.7 million was determined based on the discounted expected future cash flows of the asset.  This intangible asset was fully amortized in the fourth quarter of 2010.

Other Intangible Assets

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

In April 2001, we entered into a License and Supply agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®.  Under the agreement Aveva manufactures the product and Par and Aveva share profits from the sales of the product, as defined in the agreement.  During the third quarter of 2009, we made a $1.0 million milestone payment to Aveva related to the final FDA approval of clonidine that was recorded in other intangible assets.  In August 2009, Par launched clonidine.  Refer to Note 11 – “Distribution and Supply Agreements” for further details.

During the first quarter of 2007, Par made a $0.6 million milestone payment to Nortec Development, Inc. related to the commercialization of propranolol HCl ER that was recorded in other intangible assets.

Amortization Expense

We recorded amortization expense related to intangible assets of approximately $16.0 million for 2010, $23.1 million for 2009 and $18.1 million for 2008 and such expense is included in cost of goods sold.

Estimated Amortization Expense for Existing Intangible Assets at December 31, 2010

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after December 31, 2010.

($ amounts in thousands)

Estimated
Amortization
Expense
2011	$11,665
2012	9,177
2013	7,459
2014	6,783
2015	6,783
2016 and thereafter	53,600
$95,467

As of December 31, 2010, we did not note any business circumstances or events that would indicate any of our net intangible assets were impaired.

Note 9 – Goodwill:

In 2004, we acquired all of the capital stock of Kali Laboratories, Inc., a generic pharmaceutical research and development company, for approximately $142.8 million in cash and warrants to purchase 150,000 shares of our common stock valued at approximately $2.5 million. The former Kali stockholders earned an additional $10.0 million for meeting certain product-related performance criteria.

In accordance with FASB ASC 350-20-35-30, the goodwill which totaled $63.7 million at December 31, 2010 and December 31, 2009 is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation, for impairment using a fair value approach.  The goodwill impairment test consists of a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of impairment, if any.  Goodwill is deemed to be impaired if carrying amount of a reporting unit exceeds its estimated fair value.  As of December 31, 2010, Par performed its annual goodwill impairment assessment noting no impairment.  No impairments of goodwill have been recognized through December 31, 2010.

Note 10 - Research and Development Agreements:

To supplement its own internal development program, we seek to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies.  To date, we have entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development.  Payments made related to these agreements have been expensed as incurred in accordance with our significant accounting policies.  We believe that the following product development agreements are those that are the most significant to our business.

Generic Business Related

IntelliPharmaCeutics Corp.

In November 2005, Par executed a license and commercialization agreement with IntelliPharmaCeutics Corp. (“IPC”) for the development of dexmethylphenidate XR (Focalin XR®).  Initial development costs included a milestone payment of $0.25 million, paid in January 2006.  Subsequent milestones for $0.25 million are payable upon passing all bioequivalence studies and another $0.25 million upon FDA’s acceptance for filing the ANDA.  IPC is responsible for all development costs except for bioequivalence costs, API costs and scale up and stability costs.  Research and development expense related to this program was minimal in 2010, 2009 and 2008.  Upon launch, IPC can earn up to a maximum of $2.5 million depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch.   In addition Par has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

EMET Pharmaceuticals

In the second quarter of 2010, Par acquired from Eagle Pharmaceuticals the rights and obligations of a collaboration arrangement with EMET Pharmaceuticals for mesalamine 400mg delayed release tablet currently in development for an up-front payment of $5.5 million that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5.5 million based upon certain development activities, FDA approval, certain conditions and sales.  The first and second of such milestones were achieved during 2010, and the resultant $0.5 million payments were expensed as research and development.  Par will participate in a profit sharing arrangement with EMET based on any future sales.

Strativa Business Related

MonoSol Rx

In December 2009, concurrently with the amendment to MonoSol’s Zuplenz® (ondansetron) oral soluble film agreement, Strativa entered into another exclusive licensing agreement with MonoSol to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of up to three potential new products.  Under this agreement, we made a one-time payment of $6.5 million, which was charged to research and development expense.  On May 24, 2010, Strativa and MonoSol reached a mutual decision to discontinue the development of the first product under the agreement.  On June 22, 2010, MonoSol delivered certain development results for the second product, triggering a 90-day option period during which Strativa may elect to have MonoSol continue development of the second product.  Strativa has elected to discontinue any further development of the second product. In addition, during the two-year period ending December 9, 2011, Strativa may elect to have MonoSol develop a third product under the agreement.  If Strativa elects to continue development of the third product, we may make subsequent payments to MonoSol of up to $8.65 million, depending upon MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol would supply commercial quantities of the product under separate license and supply agreements that would be entered into by the parties, and Strativa would commercialize the product in the United States and pay MonoSol royalties on any future net sales.

Optimer Pharmaceutical Corporation

In April 2005, we entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”) with Optimer.  Under the terms of the agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while we would have been responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately cleared for marketing, we would have manufactured and would have had exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada.  We were to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer.  In February 2007, in exchange for $20.0 million, we terminated the agreement and returned the marketing rights to Optimer.  In the first quarter of 2010, Optimer announced positive results from the second of two pivotal Phase 3 trials evaluating the safety and efficacy of fidaxomicin in patients with clostridium difficile infection (CDI), triggering a one-time $5.0 million milestone payment due to us under a termination agreement entered into by the parties in 2007.  The $5.0 million was reflected in the consolidated statement of operations in the gain on sale of products rights and other line.  Under the terms of the 2007 agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

Swedish Orphan Biovitrum

In October 2010, we entered into an amended and restated license and supply agreement with Swedish Orphan Biovitrum (“Sobi”) covering the European development and commercialization rights of Strativa's Nascobal®. Strativa acquired the worldwide rights to Nascobal® from QOL Medical, LLC in March 2009, which included a pre-existing agreement with Sobi. Under the terms of the amended agreement, Sobi will conduct and pay for all development activities for European regulatory approval of Nascobal®.  Sobi is expected to begin clinical development in the first half of 2011. Strativa and Sobi will share in the expense of upgrading Strativa's manufacturing facility to comply with European regulations, and Strativa will supply European-ready product to Sobi. Sobi will be responsible for obtaining regulatory approvals and commercializing the product in Europe, including all sales and marketing activities. Strativa will receive royalty payments based on Sobi's net sales of Nascobal® in Europe, if any.

Note 11 - Distribution and Supply Agreements:

We enter into marketing and license agreements with third parties to market new products and technologies in an effort to broaden our product line.  To date, we have entered into and are selling product through several of these agreements.  We recognize the expense associated with these agreements as part of cost of goods sold.  We believe that the following agreements are those that are the most significant to our business.

Generic Business Related

Nortec Development Associates, Inc.

On June 14, 2002, Par and Nortec entered into a Patent and Know How License Agreement pursuant to which Par would license to use and sell Nortec’s sustained release propranolol product using the know-how to further develop and register the product.  Propranolol HCl ER is the generic equivalent of Wyeth Pharmaceuticals’ Inderal® LA.  Under the agreement, Par markets, sells and distributes the product and pays Nortec a percentage of the net sales, as defined in the agreement.  Par received final approval from the FDA in January 2007, at which time it commenced sales of the product.

AstraZeneca LP

On August 10, 2006, Par and AstraZeneca entered into a distribution agreement, pursuant to which Par is marketing metoprolol succinate, supplied and licensed from AstraZeneca.  Under this agreement, AstraZeneca has agreed to manufacture the product and Par has agreed to pay AstraZeneca a percentage of Par’s profit for the product, as defined in the agreement.

GlaxoSmithKline plc (“GSK”)

On November 10, 2006 Par and GSK and certain of its affiliates entered into a supply and distribution agreement, pursuant to which Par is marketing certain products containing sumatriptan. Under the agreement, GSK supplies Par and Par markets the product in the U.S.  In addition to the agreed upon price for the product, Par pays GSK a percentage of Par’s net sales of the product, as defined in the agreement.

SVC Pharma LP

On June 27, 2008 Par and SVC entered into a license and distribution agreement for dronabinol.  SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par shares net product margin as contractually defined on sales of dronabinol with SVC.  Par is responsible for distribution, collections, and returns, while SVC is responsible for supplying dronabinol to Par for distribution.

Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.)

In April 2001, Par entered into a License and Supply agreement with Aveva Drug Delivery Systems Inc. (formerly Elan Transdermal Technologies, Inc.), a U.S. subsidiary of Nitto Denko, to market a clonidine transdermal patch, a generic version of Boehringer Ingelheim’s Catapres TTS®. Under the agreement Aveva has agreed to manufacture the product and Par has agreed to pay Aveva a percentage of Par’s net profits of the product, as defined in the agreement. Par commenced sales of the product in August 2009 upon final FDA approval.

Novel Laboratories, Inc.

On February 11, 2009, Par and Novel entered into a Manufacturing Agreement, pursuant to which Novel is providing certain manufacturing services related to tramadol ER.  Under the agreement, Par markets the product and pays Novel a percentage of profits of the product, as defined in the agreement.  Par commenced sales of the product in November 2009 after a favorable court ruling.

Tris Pharma, Inc.

In November 2009, Par entered into a License and Supply agreement with Tris Pharma to market Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension, a generic version of UCB’s Tussionex®.  Under the agreement, Tris manufactures the product and Par pays Tris a percentage of Par’s net profits of the product, as defined in the agreement.  Par commenced sales of the product in October 2010 upon final FDA approval.

Strativa Business Related

BioAlliance Pharma SA

In July 2007, we entered into an exclusive licensing agreement for the U.S. commercialization rights to BioAlliance Pharma's Loramyc® (miconazole Lauriad®), an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of the agreement, we paid BioAlliance an initial payment of $15.0 million.  On April 16, 2010, the product received FDA approval, triggering our payment to BioAlliance of an additional $20.0 million approval milestone.  Strativa began to commercialize the product under the trade name OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also be eligible to receive additional milestone payments if commercial sales achieve specified sales targets.

MonoSol Rx

In June 2008, through an exclusive licensing agreement, Strativa acquired the U.S. commercialization rights to MonoSol’s Zuplenz® (ondansetron) oral soluble film.  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted in Note 10 – “Research and Development Agreements”.  The amendment provided for a reduction in future payments, thus improving gross margins on future sales of Zuplenz®.  On July 2, 2010, the FDA approved Zuplenz®, which we offer in 4mg and 8mg dosage strengths.  We paid MonoSol a total of $6.0 million as a result of the FDA approval.  We launched Zuplenz® in October 2010.  MonoSol supplies the product and Strativa pays MonoSol royalties on net sales of the product.  MonoSol will also be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.

Payables Due To Supply and Distribution Agreement Partners

Pursuant to these distribution agreements, we pay our partners a percentage of gross profits or a percentage of net sales, in accordance with contractual terms of the underlying agreements.  As of December 31, 2010, we had payables due to distribution agreement partners of $25.3 million and $58.6 million as of December 31, 2009.

Note 12 - Debt and Unsecured Credit Facility:

Long-Term Debt

($ amounts in thousands)

	December 31,	December 31,
	2010	2009
Senior subordinated convertible notes	$ -	$46,175
Less current portion	-	(46,175)
	$ -	$-

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

Unsecured Credit Facility

Effective October 1, 2010, we also entered into a $75 million unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of December 31, 2010.  The interest rates payable under the credit facility will be based on defined published rates plus an applicable margin.   We must pay a commitment fee based on the unused portion of the revolving credit facility.  The credit facility agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The credit facility agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the credit facility agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the credit facility are guaranteed by our material domestic subsidiaries.  We incurred approximately $0.2 million in expenses associated with the credit facility in 2010.

During 2010, we incurred interest expense of $2.9 million, $8.0 million in 2009 and $13.4 million in 2008.

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Income (loss) from continuing operations	$92,752	$77,600	($53,315)

Gain from discontinued operations	-	-	505
Provision for income taxes	21	672	2,361
Loss from discontinued operations	(21)	(672)	(1,856)
Net income (loss)	$92,731	$76,928	($55,171)

Basic:
Weighted average number of common shares outstanding	34,307	33,679	33,312

Income (loss) from continuing operations	$2.70	$2.30	($1.60)
Loss from discontinued operations	(0.00)	(0.02)	(0.05)
Net income (loss) per share of common stock	$2.70	$2.28	($1.65)

Assuming dilution:
Weighted average number of common shares outstanding	34,307	33,679	33,312
Effect of dilutive securities	1,337	509	-
Weighted average number of common and common equivalent shares outstanding	35,644	34,188	33,312

Income (loss) from continuing operations	$2.60	$2.27	($1.60)
Loss from discontinued operations	(0.00)	(0.02)	(0.05)
Net income (loss) per share of common stock	$2.60	$2.25	($1.65)

Outstanding options of 0.4 million as of December 31, 2010, 2.5 million as of December 31, 2009, and 3.7 million as of December 31, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the year ended December 31, 2008, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive. Similarly, outstanding warrants issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share for any of the periods presented.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 14 - Stockholders’ Equity:

Preferred Stock

In 1990, our stockholders authorized 6 million shares of preferred stock, par value $0.0001 per share.  The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance.  At December 31, 2010 and 2009, we did not have any preferred stock issued and outstanding.

Dividends

We did not pay any dividends to holders of its common stock in 2010, 2009 or 2008.  We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future.  However, payment of dividends is within the discretion of our Board of Directors.  In certain circumstances, our ability to pay dividends is restricted by the various customary covenants contained in the unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  Refer to Note 12 – “Debt and Unsecured Credit Facility” for further details.

($ amounts in thousands)

Comprehensive Income (Loss)	For the Years Ended December 31,
	2010	2009	2008

Net income (loss)	$92,731	$76,928	($55,171)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(160)	201	(2,832)
Less: reclassification adjustment for net (gains) losses included in net income, net of tax	(60)	34	4,316
Comprehensive income (loss)	$92,511	$77,163	($53,687)

The reconciliation of the unrealized gains and losses on available for sale securities for years ended December 31, 2010 and 2009 is as follows ($ amounts in thousands):

	Unrealized (Loss) / Gain on Available for Sale Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2008	$202	($80)	$122
Unrealized gain (loss) on marketable securities, net of tax	319	(118)	201
Less: reclassification adjustment for net losses (gains) included in net income, net of tax	54	(20)	34
Balance, December 31, 2009	$575	($218)	$357
Unrealized (loss) gain on marketable securities, net of tax	(258)	98	(160)
Less: reclassification adjustment for net (gains) losses included in net income, net of tax	(97)	37	(60)
Balance, December 31, 2010	$220	($83)	$137

Treasury Stock

In April 2004, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We had repurchased 849 thousand shares of our common stock for approximately $32.2 million pursuant to the April 2004 authorization.  In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009 or 2010.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2010.  The repurchase program has no expiration date.

Stock Options

At December 31, 2010 exercisable options amounted to 1,765 thousand, 2,648 thousand at the end of 2009 and 3,044 thousand at the end of 2008.  The weighted average exercise prices of the options for these periods were $32.97 for 2010, $34.74 for 2009 and $36.51 for 2008.  Exercise price ranges and additional information regarding the 3,132 thousand options outstanding at December 31, 2010 are as follows (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price
Exercise Price Range
$7.62 to $11.45	409	$10.81	7.6 years	233	$10.72
$11.59 to $17.54	811	$13.07	8.0 years	97	$13.47
$17.99 to $27.17	489	$21.81	6.3 years	385	$21.44
$27.20 to $41.60	816	$30.15	5.6 years	443	$32.22
$42.05 to $60.85	607	$52.47	3.4 years	607	$52.47

In 2004, our stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”) and in 2005 approved the amendment and restatement of the 2004 Plan.  The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to our employees or others.  The 2004 Plan became effective on May 26, 2004 and will continue until May 26, 2014 unless terminated sooner.  We have reserved up to 4,545 thousand shares of common stock for issuance of stock options and up to 478 thousand shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan as of December 31, 2010.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years.  The restricted stock and the restricted stock units generally vest over four years.

In 1998, our stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders and again at the 2007 Annual Meeting of Stockholders.  The 1997 Directors’ Plan became effective October 28, 1997 and will continue until December 31, 2017 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years.  Prior to the 2007 amendment and restatement, the 1997 Directors’ Plan also provided for the granting of restricted stock units that vest over 4 years.  Upon the amendment and restatement of the 1997 Directors’ Plan approved by the stockholders in 2007, non-employee directors, effective January 1, 2008, receive an annual grant of restricted stock units equal to the fair market value of $100,000, which vest one year from the anniversary of the date of grant unless the director has been removed “for cause.”  The restricted stock units are not issued or otherwise distributed to the director until the director terminates service on the Board.  As of December 31, 2010, Par has reserved 151 shares of common stock for issuance under the 1997 Directors’ Plan.

Under all of our stock option plans, the stock option exercise price of all the options granted equaled the market price on the date of grant.

In October 2004, the Board adopted a stockholder rights plan designed to ensure that all of our stockholders receive fair and equal treatment in the event of an unsolicited attempt to acquire us.  The adoption of the rights plan is intended to deter partial and “two step” tender offers or other coercive takeover tactics, and to prevent an acquirer from gaining control of us without offering a fair price to all of our stockholders.  The rights plan was not adopted in response to any known offers for us and is similar to stockholder rights plans adopted by many other public companies.

To implement the rights plan, the Board declared a distribution of one preferred stock purchase right per share of common stock, payable to all stockholders of record as of November 8, 2004.  The rights will be distributed as a non-taxable dividend and expire on October 27, 2014.  The rights will be evidenced by the underlying Company common stock, and no separate preferred stock purchase rights certificates will presently be distributed.  The rights to acquire preferred stock are not immediately exercisable and will become exercisable only if a person or group acquires or commences a tender offer for 15% or more of our common stock.

If a person or group acquires or commences a tender offer for 15% or more of our common stock, each holder of a right, except the acquirer, will be entitled, subject to our right to redeem or exchange the right, to exercise, at an exercise price of $225, the right for one one-thousandth of a share of our newly-created Series A Junior Participating Preferred Stock, or the number of shares of our common stock equal to the holder’s number of rights multiplied by the exercise price and divided by 50% of the market price of our common stock on the date of the occurrence of such an event.  The Board may terminate the rights plan at any time or redeem the rights, for $0.01 per right, at any time before a person or group acquires 15% or more of Par’s common stock.

Note 15 - Income Taxes:

The components of our provision (benefit) for income taxes on income from continuing operations for the years ended December 31, 2010, 2009 and 2008 are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Current income tax (benefit) provision:
Federal	$37,205	$21,208	($11,844)
State	5,253	3,300	(302)
	42,458	24,508	(12,146)
Deferred income tax (benefit) provision:
Federal	1,188	22,398	(19,785)
State	(1,666)	1,977	(516)
	(478)	24,375	(20,301)
	$41,980	$48,883	($32,447)

Deferred tax assets and (liabilities) as of December 31, 2010 and 2009 are as follows ($ amounts in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$20,892	$15,379
Inventories	3,876	3,084
Accrued expenses	4,714	7,549
Purchased call options	-	594
Intangible assets	53,161	48,683
State NOL and credit carryforwards	10,351	8,761
Asset impairments	1,900	3,619
Stock options and restricted shares	14,412	13,812
Product contribution carryforwards	1,536	7,868
Other	7,737	5,780
Total deferred tax assets	118,579	115,129

Deferred tax liabilities:
Fixed assets	(11,303)	(9,082)
Debt	-	(586)
Other	(1,400)	(1,849)
Total deferred tax liabilities	(12,703)	(11,517)

Less valuation allowance - NOL	(10,351)	(8,761)
Net deferred tax asset	$95,525	$94,851

We have net operating loss (“NOL”) carryforwards at December 31, 2010 of approximately $146.7 million for state income tax purposes, which began expiring in 2009.  A valuation allowance on the deferred tax assets related to certain state NOL’s and credit carryforwards has been established due to the uncertainty of realizing those deferred tax assets in the future. This valuation allowance increased in 2010 by $1.6 million primarily due to certain state NOL’s created during the year.  In addition, we have carryforwards for product donations at December 31, 2010 of approximately $4.0 million for which deferred tax assets have been recorded.  These carryforwards are utilized against available taxable income in future years.  If not used, these product donation carryforwards will expire in 2014.

The exercise of stock options resulted in tax benefits of $2.1 million in 2010 and $0.2 million in 2009, which were credited to additional paid-in capital.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2010	2009	2008
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	3	3	3
Domestic manufacturing deduction	(4)	(1)	-
Research and development tax credit benefit	-	-	1
Tax contingencies	(3)	-	(5)
Other	-	2	4
Effective tax rate	31%	39%	38%

Tax Contingencies

Significant judgment is required in evaluating our tax positions and determining its provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable.  We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.  Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740-10.  We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.

At December 31, 2010, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $31.6 million.  Of this total, $13.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate related to continuing income in future periods.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $11.3 million at December 31, 2010 and $12.1 million at December 31, 2009.  During the years ended December 31, 2010, 2009, and 2008, we recognized approximately $0.6 million, $0.7 million, and $2.0 million in interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2010 and 2009 are as follows ($ amounts in thousands):

	2010	2009	2008
Balance at January 1	$30,023	$30,217	$24,150
Additions based on tax positions related to the current year	4,487	1,074	1,022
Additions for tax positions of prior years	655	-	7,335
Reductions for tax positions of prior years	-	-	(2,290)
Reductions due to lapse of applicable statute of limitations	(3,394)	-	-
Audit settlements paid during the year	(200)	(1,268)	-
Balance at December 31	$31,571	$30,023	$30,217

We believe that it is reasonably possible that approximately $21.8 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

The IRS is currently examining our 2007 and 2008 federal income tax returns.  Periods prior to 2004 are no longer subject to IRS audit.  We are currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2006.

Note 16 - Commitments, Contingencies and Other Matters:

 Leases

At December 31, 2010, we had minimum rental commitments aggregating $16.6 million under non-cancelable operating leases expiring through 2016.  Amounts payable there under are $4.8 million in 2011, $4.2 million in 2012, $3.1 million in 2013, $2.4 million in 2014 and $2.1 million thereafter.  Rent expense charged to operations was $7.2 million in 2010, $6.9 million in 2009, and $6.8 million in 2008.

 Retirement Savings Plan

We have a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan.  We contribute an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”).  Participants in the Retirement Savings Plan become vested with respect to 20% of our contributions for each full year of employment with the Company and thus become fully vested after five full years.  We also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion.  We incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1.2 million in 2010, $1.4 million in 2009, and $1.3 million in 2008.  We did not make a discretionary contribution to the Retirement Savings Plan for 2010, 2009 or 2008.

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

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006. The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  We and Messrs. O’Connor and Tarriff have answered the Amended complaint and intend to vigorously defend the consolidated class action. Plaintiffs have filed a motion for class certification which we and other defendants intend to oppose.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent; however, the Board of Appeals has yet to render an opinion on the claims of the ‘392 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO regarding the ’981 patent.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On May 9, 2007, Purdue Pharma Products L.P. (“Purdue”), Napp Pharmaceutical Group Ltd. (“Napp”), Biovail Laboratories International SRL (“Biovail”), and Ortho-McNeil, Inc. (“Ortho-McNeil”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,254,887 (the “’887 patent”) because we submitted a Paragraph IV certification to the FDA for approval of 200 mg extended release tablets containing tramadol hydrochloride.  On May 30, 2007 and October 24, 2007, the complaint was amended to include claims of infringement of the ‘887 patent by our 100 mg and 300 mg extended release tablets containing tramadol hydrochloride, respectively.  On August 14, 2009, after our bench trial in the District Court, the Court ruled in our favor on the issue of invalidity, while ruling in favor of plaintiffs on the issues of infringement and inequitable conduct.  Both parties appealed to the U.S. Court of Appeals for the Federal Circuit and, on June 3, 2010, the Court of Appeals ruled in our favor, affirming the District Court’s decision of invalidity of the patents in suit, while also affirming the District Court’s decision in favor of the plaintiffs on inequitable conduct.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) after we and MN submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U. S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

On September 13, 2007, Santarus, Inc. (“Santarus”) and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  We will continue to vigorously defend the appeal.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents.  We intend to defend all of these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010, and we are now waiting for a decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  The court scheduled a Markman hearing and pre-trial conference for March 15, 2011, and a two-week trial for March 28, 2011.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012; however, the schedule in this second case will not affect the hearing and trial dates set forth above.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U. S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  The Court has set June 9, 2011 as the due date for the pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 20, 2010, Schering-Plough HealthCare Products (“Schering-Plough”), Santarus, Inc. (“Santarus”), and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos., 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We have previously received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  On November 9, 2010, we entered into a stipulation with the plaintiffs to stay litigation on the OTC product pending the decision by the U.S. Court of Appeals for the Federal Circuit on the prescription product appeal, and the parties have agreed to be bound by such decision for purposes of the OTC product litigation. We intend to pursue our appeal and defend this action vigorously.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a March 31, 2011 deadline for all discovery.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to vigorously defend any appeal by plaintiffs, should one be filed.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We intend to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi and the federal case brought by Ven-A-Care will be litigated in the U. S. District Court for the District of Massachusetts.  The other cases will likely be litigated in the state or federal courts in which they were filed.  To date, several of the cases in which we have been named a defendant have been scheduled for trial, including the civil law suits filed by the state Attorneys General of Texas, Kentucky, Idaho and Alaska, with trials commencing on or about May 2, 2011, July 11, 2011, September 26, 2011 and May 7, 2012, respectively.   In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2.3 million.   The Massachusetts suit was settled on December 17, 2010 for $0.5 million.  The Alabama suit was settled on January 5, 2011 for $2.5 million.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to explore settlement opportunities in other jurisdictions.  At this time we are not able to estimate the possible loss or range of loss associated with these legal proceedings.  Certain of the other pharmaceutical companies named in these suits have entered into settlements with various jurisdictions for amounts ranging up to tens of millions of dollars per jurisdiction.  We intend to defend each of these actions vigorously.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the U.S. District Court for the District of Massachusetts entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us.  The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, and such motion to amend was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided, or are in the process of providing, documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the fourth quarter of 2010, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

In December 2010, we reached a settlement in principal related to the routine post-award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement and release agreement is currently under review by the Department of Veterans Affairs.  We had previously accrued a loss contingency of approximately $5.2 million, including interest, in accrued expenses and other current liabilities and payables due to distribution agreement partners on our consolidated balance sheet as of September 30, 2010, related to this matter.  Based upon the best information currently available to us, we have reduced this accrual to $1.1 million, which represents our best estimate of loss related to this matter.  Accordingly, we recognized $4.1 million of income in the fourth quarter of 2010 as a change in estimate.  Refer to Note 5 - “Accounts Receivable” for more information.

In December 2010, we submitted to the Texas Health and Human Services Commission $6.5 million resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.

Note 17 - Discontinued Operations – Related Party Transaction:

In January 2006, we divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  In January 2008, Dr. Gutman sold FineTech to a third party.  Under the terms of the divestiture, we received $0.5 million which represents our share of the net proceeds of the sale transaction.  The $0.5 million was classified as discontinued operations on the consolidated statement of operations for the year ended December 31, 2008.  In 2010 and 2009 we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In addition, in 2010, we recognized a tax benefit of $0.4 million to discontinued operations due to the resolution of certain tax contingencies.  The results of FineTech operations are classified as discontinued for all periods presented because we have no continuing involvement in FineTech.

Note 18 - Segment Information:

We operate in two reportable business segments: generic pharmaceuticals (referred to as “Par Pharmaceutical” or “Par”) and branded pharmaceuticals (referred to as “Strativa Pharmaceuticals” or “Strativa”).  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no direct competition.  Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs. Our chief operating decision maker is our President and Chief Executive Officer.

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

The financial data for the two business segments are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Par Pharmaceutical	$916,930	$1,104,295	$491,065
Strativa	91,944	88,864	87,050
Total revenues	$1,008,874	$1,193,159	$578,115

Gross margin:
Par Pharmaceutical	$305,716	$267,830	$108,952
Strativa	67,815	66,123	67,619
Total gross margin	$373,531	$333,953	$176,571

Operating income (loss):
Par Pharmaceutical	$169,882	$163,186	($76,773)
Strativa	(36,961)	(31,716)	213
Total operating income (loss)	$132,921	$131,470	($76,560)
Gain on bargain purchase	-	3,021	-
(Loss) gain on extinguishment of senior subordinated convertible notes	-	(2,598)	3,033
Equity in loss of joint venture	-	-	(330)
Gain (loss) on marketable securities and other investments, net	3,459	(55)	(7,796)
Interest income	1,257	2,658	9,246
Interest expense	(2,905)	(8,013)	(13,355)
Provision (benefit) for income taxes	41,980	48,883	(32,447)
Income (loss) from continuing operations	$92,752	$77,600	($53,315)

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product
	For the Years Ended December 31,
	2010	2009	2008
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$473,206	$742,697	$172,729
Sumatriptan succinate injection (Imitrex®)	72,984	72,319	18,119
Clonidine TDS (Catapres TTS®)	61,272	33,747	-
Meclizine Hydrochloride (Antivert®)	31,216	38,851	32,055
Dronabinol (Marinol®)	27,232	24,997	14,356
Tramadol ER (Ultram ER®)	22,640	5,520	-
Omeprazole (Zegerid®)	18,476	-	-
Chlorpheniramine/Hydrocodone (Tussionex®)	17,479	-	-
Cholestyramine Powder (Questran®)	16,007	13,092	11,582
Nateglinide (Starlix®)	15,287	7,001	-
Cabergoline (Dostinex®)	12,487	12,895	20,916
Methimazole (Tapazole®)	10,649	10,062	10,187
Megestrol oral suspension (Megace®)	9,393	9,056	10,286
Propranolol HCl ER (Inderal LA®)	5,870	12,473	17,990
Other (1)	106,489	114,853	176,310
Other product related revenues (2)	16,243	6,732	6,535
Total Par Pharmaceutical Revenues	$916,930	$1,104,295	$491,065

Product	For the Years Ended December 31,
	2010	2009	2008
Strativa
Megace® ES	$60,879	$68,703	$76,482
Nascobal® (3)	17,715	10,161	-
OravigTM	1,137	-	-
Zuplenz®	213	-	-
Other product related revenues (2)	12,000	10,000	10,568
Total Strativa Revenues	$91,944	$88,864	$87,050

(1) The further detailing of revenues of the other approximately 35 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2010.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa®, diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay for Androgel®, and the $2 million termination payment associated with the discontinuation of the co-promotion arrangement with Solvay in December 2010.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Unimed and Besins (see “Legal Proceedings” in Note 16, “Commitments, Contingencies and Other Matters”).

(3) Refer to Note 21, “Acquisitions.”

During the year ended December 31, 2010, Par recognized a gain on the sale of product rights of $6.0 million, and during the year ended December 31, 2009, of $3.2 million, related to the sale of multiple ANDAs included in gain on sale of product rights and other on the consolidated statements of operations.  In November 2007, we entered into an agreement to provide certain information and other deliverables related to Megace® ES to enable the formal technology transfer to a third party seeking to commercialize Megace® ES outside of the U.S.  We recorded $0.6 million in the operating results of the first quarter of 2008 when our obligations were fulfilled related to this agreement.

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

The lead product of this joint venture, dronabinol (Marinol®), was approved by the FDA on June 27, 2008.  Concurrent with FDA approval, Par and SVC entered into a license and distribution agreement for dronabinol and related agreements pursuant to which Par transferred 100% of its interest in SVC to Rhodes Technology, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par will share with SVC net product margin as contractually defined on future sales of dronabinol.  Par is responsible for distribution, collections, and returns, while SVC is responsible for supplying dronabinol to Par for distribution.

Par accounted for the license agreement as a nonmonetary exchange at historical value, as we determined that there was no significant change in the cash flow expected under the license agreement as compared to the previous joint venture structure.  Par reclassified a portion of its investment in SVC to prepaid assets, which represents the contractual prepayment of dronabinol related inventory, and the remainder to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during 2008.

Par recognized losses based on its share of the equity in SVC of $0.3 million for the year ended December 31, 2008.  Par had accounted for this investment under the equity method of accounting prior to the nonmonetary exchange on June 27, 2008.

Note 20 – Restructuring Costs:

In October 2008, we announced our plans to resize Par Pharmaceutical, our generic products division, as part of an ongoing strategic assessment of our businesses.  Accordingly, we have reduced our research and development expenses by decreasing our internal generic research and development effort and we have trimmed our generic products portfolio in an effort to retain only those products that deliver acceptable levels of profit.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, we made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  Under this plan, Par is continuing to concentrate its efforts on completing a more focused portfolio of generic products and will continue to look for opportunities with external partners.

During the year ended 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized in the first quarter.  These charges were somewhat tempered by a modest revision in estimate of certain termination benefit costs.

The following table summarizes the activity for 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of December 31, 2010 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2009	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at December 31, 2010
Severance and employee benefits to be paid in cash	$6,199	$1,186	$1,118	$ -	$ -	$68
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$1,186	$1,118	$ -	$ -	$68

We expect the remaining liability will result in cash expenditures in 2011.

Par previously disclosed that it had expected to record $4 million of accelerated depreciation related to assets that were held and used as of December 31, 2008 and were expected to be idled or sold in late 2009.  During the first quarter of 2009, and in conjunction with its acquisition of Nascobal® and certain assets from MDRNA (see Note 21 – “Acquisitions”), Par re-evaluated its plan for these assets.  Under Par’s revised plans, these assets will be held and used for the life of the asset, and therefore Par resumed depreciating these assets in the first quarter of 2009 in accordance with their expected useful life.  Par accounted for these actions as a change in estimate in accordance with U.S. GAAP.

Assets held for sale as part of this restructuring charge were sold at their estimated carrying value during the third quarter of 2009.

Note 21 – Acquisitions:

During the three months ended June 27, 2009, the Company acquired Nascobal® (cyanocobalamin, USP) nasal spray from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions have been accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain on the consolidated statement of operations.  The Company has allocated the purchase price, including the value of identifiable intangibles with a finite life in part supported by third party appraisals.  Purchase price allocations will be finalized no later than twelve months from acquisition.  The operating results of the acquired businesses have been included in the consolidated financial results of the Company from March 31, 2009, the date of acquisition.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, the Company acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal®, described below.  The assets acquired will be used primarily in the production of Nascobal®.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  The purchase was funded from the Company’s cash on hand.

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

Nascobal®

On March 31, 2009, the Company acquired the rights to Nascobal® from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities.  Nascobal® is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  Under the terms of the Asset Purchase Agreement, the Company deposited $2 million of the purchase price into escrow as security for potential indemnification claims that the Company may have against the seller.  As of March 31, 2011, any amounts remaining in escrow will be turned over to QOL Medical.  The Company funded the purchase from cash on hand.  The Company has determined that the acquired intangible asset is tax deductible.  The Company recorded $10.2 million of revenue from sales of Nascobal® during the year ended December 31, 2009 as part of the Strativa segment (refer to Note 18 – “Segment Information”).  The Company does not track operating income (or operating loss) at the product level.  The operating loss of the Strativa segment, which includes the Nascobal® results, for the year ended December 31, 2009 are disclosed in Note 18 – “Segment Information”.

The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values based in part on input from third party appraisals, as follows:

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory	$700	N/A
Intangible assets	54,721	12 years
Accounts receivable reserves	(921)	N/A
Net tangible and intangible assets	$54,500

Note 22 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2010 and 2009 are summarized below ($ amounts in thousands):

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$291,932	$255,474	$234,440	$227,028
Gross margin	83,510	91,459	103,294	95,268
Total operating expenses	45,949	67,457	62,759	70,470
Operating income	43,336	24,148	40,614	24,823
Income from continuing operations	$26,426	$18,035	$30,661	$17,630
(Loss) gain from discontinued operations	(128)	360	(127)	(126)
Net income	$26,298	$18,395	$30,534	$17,504
Net income per common share
Basic:
Income for continuing operations	$0.78	$0.53	$0.89	$0.50
(Loss) gain from discontinued operations	(0.00)	0.01	(0.00)	(0.00)
Net income	$0.78	$0.54	$0.89	$0.50
Diluted:
Income for continuing operations	$0.75	$0.51	$0.86	$0.48
(Loss) gain from discontinued operations	(0.00)	0.01	(0.00)	(0.00)
Net income	$0.75	$0.52	$0.86	$0.48

	Fiscal Quarters Ended
	March 28,	June 27,	October 3,	December 31,
	2009	2009	2009	2009
Total revenues	$204,035	$404,001	$294,802	$290,321
Gross margin	64,069	86,408	92,138	91,338
Total operating expenses	38,157	50,196	51,596	65,734
Operating income	27,012	36,477	42,377	25,604
Income from continuing operations	$16,255	$23,987	$26,514	$10,844
Loss from discontinued operations	(176)	(176)	(176)	(144)
Net income	$16,079	$23,811	$26,338	$10,700
Net income per common share
Basic:
Income for continuing operations	$0.48	$0.71	$0.79	$0.32
Gain (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income	$0.48	$0.71	$0.78	$0.32
Diluted:
Income for continuing operations	$0.48	$0.71	$0.77	$0.31
Gain (loss) from discontinued operations	0.00	0.00	(0.01)	0.00
Net income	$0.48	$0.71	$0.76	$0.31