Form 10-Q
period 2011-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-05-05
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of April 27, 2011: 36,208,861

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2011 and

December 31, 2010

3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010

4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010

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

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 6.

Exhibits

49

SIGNATURES

50

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$ 256,173	$ 218,674
Available for sale marketable debt securities	28,371	27,866
Accounts receivable, net	117,966	95,705
Inventories	69,680	72,580
Prepaid expenses and other current assets	15,295	17,660
Deferred income tax assets	26,037	26,037
Income taxes receivable	54,920	18,605
Total current assets	568,442	477,127

Property, plant and equipment, net	71,777	71,980
Intangible assets, net	92,362	95,467
Goodwill	63,729	63,729
Other assets	6,298	5,441
Non-current deferred income tax assets, net	77,824	69,488
Total assets	$ 880,432	$ 783,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 24,759	$ 23,956
Payables due to distribution agreement partners	31,447	25,310
Accrued salaries and employee benefits	12,099	16,397
Accrued government pricing liabilities	30,371	32,169
Accrued legal fees	12,187	7,084
Accrued legal settlements	197,100	-
Accrued expenses and other current liabilities	6,368	6,674
Total current liabilities	314,331	111,590

Long-term liabilities	43,794	43,198
Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,349,408 and 38,872,663 shares	391	389
Additional paid-in capital	383,633	373,764
Retained earnings	220,158	329,129
Accumulated other comprehensive gain	83	137
Treasury stock, at cost 3,167,876 and 2,970,573 shares	(81,958)	(74,975)
Total stockholders' equity	522,307	628,444
Total liabilities and stockholders’ equity	$ 880,432	$ 783,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues:
Net product sales	$ 220,789	$ 288,278
Other product related revenues	12,163	3,654
Total revenues	232,952	291,932
Cost of goods sold	123,300	208,422
Gross margin	109,652	83,510
Operating expenses:
Research and development	10,710	4,652
Selling, general and administrative	46,945	41,235
Settlements and loss contingencies, net	190,560	62
Total operating expenses	248,215	45,949
Gain on sale of product rights and other	-	5,775
Operating (loss) income	(138,563)	43,336
Interest income	423	328
Interest expense	(150)	(908)
(Loss) income from continuing operations before provision for income taxes	(138,290)	42,756
(Benefit) provision for income taxes	(29,446)	16,330
(Loss) income from continuing operations	(108,844)	26,426
Discontinued operations:
Provision for income taxes	127	128
Loss from discontinued operations	(127)	(128)
Net (loss) income	($108,971)	$ 26,298

Basic (loss) earnings per share of common stock:
(Loss) income from continuing operations	($3.07)	$ 0.78
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income	($3.07)	$ 0.78

Diluted (loss) earnings per share of common stock:
(Loss) income from continuing operations	($3.07)	$ 0.75
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income	($3.07)	$ 0.75

Weighted average number of common shares outstanding:
Basic	35,500	33,929
Diluted	35,500	35,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	($108,971)	$ 26,298
Deduct: Loss from discontinued operations, net of tax	(127)	(128)
(Loss) income from continuing operations	(108,844)	26,426
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income taxes	(8,306)	(477)
Non-cash interest expense	-	514
Depreciation and amortization	6,242	7,498
Allowances against accounts receivable	2,756	(9,522)
Share-based compensation expense	3,167	3,719
Tax deficiency on exercises of stock options	(216)	-
Loss on disposal of fixed assets	40	60
Other, net	222	-
Changes in assets and liabilities:
Increase in accounts receivable	(25,017)	(3,031)
Decrease in inventories	2,900	13,453
Decrease (increase) in prepaid expenses and other assets	1,508	(7,001)
Increase in accounts payable, accrued expenses and other liabilities	197,338	3,033
Increase (decrease) in payables due to distribution agreement partners	6,137	(9,155)
(Increase) decrease in income taxes receivable/payable	(35,925)	11,817
Net cash (used in) provided by operating activities	42,002	37,334
Cash flows from investing activities:
Capital expenditures	(3,628)	(1,903)
Purchases of intangibles	-	(500)
Purchases of available for sale debt securities	(7,998)	(20,857)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	7,187	11,434
Net cash used in investing activities	(4,439)	(11,826)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	5,033	2,140
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	84	77
Excess tax benefits on share-based compensation	5,935	328
Purchase of treasury stock	(6,983)	(1,743)
Cash settlement of share-based compensation	(4,133)	-
Net cash (used in) provided by financing activities	(64)	802
Net increase in cash and cash equivalents	37,499	26,310
Cash and cash equivalents at beginning of period	218,674	121,668
Cash and cash equivalents at end of period	$ 256,173	$ 147,978
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$ 9,075	$ 2,539
Interest paid	$ 132	$ 686
Non-cash transactions:
Capital expenditures incurred but not yet paid	$ 121	$ 435

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, products delivered by injection, and products in the semi-solid form of a cream.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 31, 2011 and for the three-month periods ended March 31, 2011 and March 31, 2010 are unaudited.  In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements included in the 2010 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these notes to condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, these statements should be read in conjunction with our 2010 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 – Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee is classified as an operating expense in the income statement.  The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.  The annual impact of this fee on the pharmaceutical manufacturing industry will be highly variable depending on the volume of our sales of authorized generics and brand products and our ability to share portions of this fee with partners under pre-existing distribution agreements.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $0.8 million and $4.6 million.

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

Note 3 - Available for Sale Marketable Debt Securities:

At March 31, 2011 and December 31, 2010, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at March 31, 2011 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$28,238	$134	($1)	$28,371

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of March 31, 2011.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$27,654	$213	($1)	$27,866

The following is a summary of the contractual maturities of our available for sale debt securities at March 31, 2011 ($ amounts in thousands):

	March 31, 2011
		Estimated Fair
	Cost	Value
Less than one year	$17,818	$17,891
Due between 1-2 years	10,420	10,480
Total	$28,238	$28,371

Note 4 – Fair Value Measurements:

FASB Accounting Standards Codification (“ASC”) 820-10 Fair Value Measurements and Disclosures defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  FASB ASC 820 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets primarily include debt securities, including corporate bonds with quoted prices that are traded less frequently than exchange-traded instruments.  All of our Level 2 asset values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  The pricing model information is provided by third party entities (e.g., banks or brokers).  In some instances, these third party entities engage external pricing services to estimate the fair value of these securities.  We have a general understanding of the methodologies employed by the pricing services in their pricing models.  We corroborate the estimates of non-binding quotes from the third party entities’ pricing services to an independent source that provides quoted market prices from broker or dealer quotations.  We investigate large differences, if any.  Based on historical differences, we have not been required to adjust quotes provided by the third party entities’ pricing services used in estimating the fair value of these securities.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at March 31, 2011	Level 1	Level 2	Level 3
Corporate bonds (Note 3)	$28,371	$ -	$28,371	$ -

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Corporate bonds (Note 3)	$27,866	$ -	$27,866	$ -

Note 5 - Accounts Receivable:

We account for revenue in accordance with FASB ASC 605 Revenue Recognition.  In accordance with that standard, we recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured.  This is generally at the time that products are received by our direct customers.  We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand.  We determine whether we will recognize revenue at the time that our products are received by our direct customers or defer revenue recognition until a later date on a product by product basis at the time of launch.  Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	March 31,	December 31,
	2011	2010

Gross trade accounts receivable	$ 229,012	$ 203,995
Chargebacks	(18,415)	(19,482)
Rebates and incentive programs	(23,954)	(23,273)
Returns	(51,416)	(48,928)
Cash discounts and other	(17,261)	(16,606)
Allowance for doubtful accounts	-	(1)
Accounts receivable, net	$ 117,966	$ 95,705

Allowance for doubtful accounts	Three months ended
	March 31,	March 31,
	2011	2010
Balance at beginning of period	($1)	($3)
Additions – charge to expense	1	-
Adjustments and/or deductions	-	-
Balance at end of period	$ -	($3)

The following tables summarize the activity for the three months ended March 31, 2011 and the three months ended March 31, 2010,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Three Months Ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	($19,482)	($58,761)	$ -	$59,828	($18,415)
Rebates and incentive programs	(23,273)	(26,257)	660	24,916	(23,954)
Returns	(48,928)	(7,094)	265	4,341	(51,416)
Cash discounts and other	(16,606)	(25,274)	(357)	24,976	(17,261)
Total	($108,289)	($117,386)	$568	$114,061	($111,046)

Accrued liabilities (2)	($32,169)	($14,587)	$416	$15,969	($30,371)

	Three Months Ended March 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($47,385)	($77)	(1)	$49,233	($14,340)
Rebates and incentive programs	(39,938)	(33,117)	(1,196)	(3)	39,788	(34,463)
Returns	(39,063)	(4,945)	508		2,615	(40,885)
Cash discounts and other	(19,160)	(15,446)	(658)		20,202	(15,062)
Total	($114,272)	($100,893)	($1,423)		$111,838	($104,750)

Accrued liabilities (2)	($24,713)	($11,395)	($845)		$4,302	($32,651)

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

(3)

During the first quarter of 2010, the Company settled a dispute with a major customer and as a result recorded an additional reserve of $1,300 thousand.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 60% of our net product sales were derived from the wholesale distribution channel for the three months ended March 31, 2011 and 53% for the three months ended March 31, 2010.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

In 2011, Par launched propafenone, and amlodipine and benazepril HCL.  As is customary and in the ordinary course of business, our revenue that has been recognized for these product launches included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Strativa launched OravigTM (miconazole) buccal tablets in the third quarter of 2010 and launched Zuplenz® (ondansetron) oral soluble film in the fourth quarter of 2010.  OravigTM is supplied to us by BioAlliance and Zuplenz® is supplied to us by MonoSol.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the three month period ended March 31, 2011, we have recognized $749 thousand of revenues for OravigTM and $221 thousand of revenues for Zuplenz® and deferred revenues of $833 thousand for OravigTM and deferred revenues of $545 thousand for Zuplenz®, related to product that has been shipped to customers but not yet prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2011.  We will modify our revenue recognition for OravigTM and Zuplenz® at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

Major Customers – Gross Accounts Receivable

	March 31,	December 31,
	2011	2010
McKesson Corporation	26%	25%
AmerisourceBergen Corporation	17%	12%
Cardinal Health, Inc.	17%	21%
CVS Caremark	13%	14%
Other customers	27%	28%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$25,191	$20,445
Work-in-process	6,661	4,498
Finished goods	37,828	47,637
	$69,680	$72,580

Inventory write-offs (inclusive of pre-launch inventories detailed below)

	Three months ended
	March 31,	March 31,
	2011	2010
Inventory write-offs	$506	$1,732

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

As of March 31, 2011, we had approximately $3,029 thousand in inventories related to products that were not yet available to be sold.

The amounts in the table below are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$2,336	$3,578
Work-in-process	494	673
Finished goods	199	3,207
	$3,029	$7,458

Pre-launch inventories at December 31, 2010 were mainly comprised of in-house developed generic products and in-licensed FDA approved brand products.  Since that time, we have decreased the quantity of that inventory due to first quarter product launches.  There were no write-offs of pre-launch inventories, net of partner allocation, for the quarters ended March 31, 2011 and March 31, 2010.

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	March 31,	December 31,
	2011	2010
Land	$1,882	$1,882
Buildings	27,989	27,930
Machinery and equipment	53,430	52,032
Office equipment, furniture and fixtures	5,752	5,752
Computer software and hardware	46,469	46,065
Leasehold improvements	12,137	12,137
Construction in progress	3,851	2,905
	151,511	148,703
Accumulated depreciation and amortization	(79,734)	(76,723)
	$71,777	$71,980

Depreciation and amortization expense related to property, plant and equipment

	Three months ended
	March 31,	March 31,
	2011	2010
Depreciation and amortization expense	$3,137	$3,248

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	March 31,	December 31,
	2011	2010
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $9,120 and $7,980	$45,601	$46,741
BioAlliance Licensing Agreement, net of accumulated amortization of $979 and $559	19,021	19,441
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	15,000
MonoSol Rx Licensing Agreement, net of accumulated amortization of $225 and $125	5,775	5,875
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $7,776 and $7,433	2,224	2,567
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,207 and $9,026	1,626	1,807
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,595 and $2,525	1,089	1,159
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,027 and $770	1,073	1,330
Spectrum Development and Marketing Agreement, net of accumulated amortization of $24,470 and $24,254	530	746
Other intangible assets, net of accumulated amortization of $6,325 and $5,947	423	801
	$92,362	$95,467

   We recorded amortization expense related to intangible assets of $3,105 thousand for the three months ended March 31, 2011 and $4,250 thousand for the three months ended March 31, 2010.  The majority of this amortization expense is included in cost of goods sold.

In July 2010, the FDA approved Zuplenz®, an oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In June 2008, Strativa and MonoSol Rx entered into an exclusive licensing agreement under which Strativa acquired the U.S. commercialization rights to Zuplenz®. Under the terms of an amended agreement, the FDA approval triggered Strativa's payments to MonoSol Rx of a $4,000 thousand approval milestone and a $2,000 thousand pre-launch milestone.  Strativa began to commercialize Zuplenz®, which is supplied by MonoSol, during the fourth quarter of 2010.  Amortization expense of the related intangible asset commenced when the product was launched in the fourth quarter of 2010.

In May 2010, Par entered into a licensing agreement with Glenmark Generics to market ezetimibe 10 mg tablets, the generic version of Merck & Co. Inc.’s Zetia®, in the U.S.  Glenmark believes it is the first to file an ANDA containing a paragraph IV certification for the product, which would potentially provide 180 days of marketing exclusivity.  On April 24, 2009, Glenmark was granted tentative approval for its product by the FDA.  Under the terms of the licensing and supply agreement, we made a $15,000 thousand payment to Glenmark for exclusive rights to market, sell and distribute the product in the U.S.  The companies will participate in a profit sharing arrangement based on any future sales of the product.  Glenmark will supply the product subject to FDA approval.  The product has a contractual launch date of no later than December 2016.  Under defined conditions, the product could be launched earlier than December 2016.  Amortization expense of the related intangible asset will commence when the product is launched.

In April 2010, the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance, we paid BioAlliance $20,000 thousand in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize OravigTM, which will be supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also be eligible to receive additional milestone payments if commercial sales achieve specified sales targets.

In January 2010, we reached a settlement with a third party of two litigations related to the enforcement of our patent rights and acquired intellectual property related to a product that was the subject of the litigations.  We paid $3,500 thousand in settlement of the two litigations and $500 thousand to acquire the intellectual property.  The $3,500 thousand was recorded as expense in 2009 as a change in estimate and the $500 thousand was recorded as an intangible asset in first quarter of 2010 and included in “Other intangible assets” above.

Estimated Amortization Expense for Existing Intangible Assets at March 31, 2011

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after March 31, 2011.

($ amounts in thousands)

Estimated
Amortization
Expense
2011 (remainder)	$8,565
2012	9,154
2013	7,477
2014	6,783
2015	6,783
2016 and thereafter	53,600
$92,362

As of March 31, 2011, we did not note any business circumstances or events that would indicate any of our net intangible assets were impaired.

Note 9 - Income Taxes:

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
(Benefit) provision for income taxes	($29,446)	$16,330
Effective tax rate	21%	38%

The effective tax rate for the three months ended March 31, 2011 is reduced by our estimate of the portion of legal settlements and loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of healthcare reforms pharmaceutical manufacturer fee.  For purpose of determining our tax benefit for the three months ended March 31, 2011, certain Average Wholesale Prices litigation matters were treated as a discreet event under the provisions of ASC 740, Income Taxes.  Current deferred income tax assets at March 31, 2011 and December 31, 2010 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at March 31, 2011 and December 31, 2010 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

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

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2011, we had $43.3 million included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We believe that it is reasonably possible that approximately $22.0 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

Note 10 - Unsecured Credit Facility:

Effective October 1, 2010, we entered into a $75 million unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of March 31, 2011 or December 31, 2010.  The interest rates payable under the credit facility will be based on defined published rates plus an applicable margin.   We must pay a commitment fee based on the unused portion of the revolving credit facility.  The credit facility agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The credit facility agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets;

(iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the credit facility agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the credit facility are guaranteed by our material domestic subsidiaries.  We incurred approximately $150 thousand in expenses associated with the credit facility during the three-month period ended March 31, 2011.

Note 11 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the three-month period ended March 31, 2011 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Gain/(Loss)
Balance, December 31, 2010	38,873	$ 389	$ 373,764	$ 137
Unrealized loss on available for sale securities, net of tax	-	-	-	(54)
Exercise of stock options	347	3	5,033	-
Net excess tax benefit from share-based compensation	-	-	5,717	-
Resolution of tax contingencies	-	-	-	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	84	-
Forfeitures of restricted stock	(30)	1	-	-
Issuances of restricted stock	159	(2)	1	-
Cash settlement of share-based compensation	-	-	(4,133)
Compensatory arrangements (a)	-	-	3,167	-
Balance, March 31, 2011	39,349	$ 391	$ 383,633	$ 83

(a)

Share-based compensation expense includes equity-settled awards only.

Comprehensive (Loss) Income	Three months ended
($ amounts in thousands)	March 31,	March 31,
	2011	2010

Net (loss) income	($108,971)	$ 26,298
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	(54)	(86)
Add: reclassification adjustment for net losses included in net income, net of tax	-	-
Comprehensive (loss) income	($109,025)	$ 26,212

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the first quarter of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2011.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended
	March 31,	March 31,
	2011	2010

(Loss) income from continuing operations	($108,844)	$ 26,426

Provision for income taxes from discontinued operations	127	128
Loss from discontinued operations	(127)	(128)
Net (loss) income	($108,971)	$ 26,298

Basic:
Weighted average number of common shares outstanding	35,500	33,929

(Loss) income from continuing operations	($3.07)	$ 0.78
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income per share of common stock	($3.07)	$ 0.78

Assuming dilution:
Weighted average number of common shares outstanding	35,500	33,929
Effect of dilutive securities	-	1,141
Weighted average number of common and common equivalent shares outstanding	35,500	35,070

(Loss) income from continuing operations	($3.07)	$ 0.75
Loss from discontinued operations	(0.00)	(0.00)
Net (loss) income per share of common stock	($3.07)	$ 0.75

Outstanding options of 612 thousand as of March 31, 2011 and 2,114 thousand as of March 31, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the three months ended March 31, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  The effect of dilutive securities would have been 902 thousand on weighted average number of common shares outstanding for the three months ended March 31, 2011.  Similarly, outstanding warrants issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share for any period presented.  The warrants related to the Kali acquisition are exercisable for an aggregate of 150 thousand shares of common stock at an exercise price of $47.00 per share and expire in June 2011.

Note 13 - Share-Based Compensation:

We account for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation, which requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees.  Under FASB ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award.  FASB ASC 718-10 also requires that excess tax benefits be reflected as financing cash flows.

We grant share-based awards under our various plans, which provide for the granting of non-qualified stock options, restricted stock and restricted stock units to members of our Board of Directors and to our employees.  Stock options, restricted stock and restricted stock units generally vest ratably over four years or sooner and stock options have a maximum term of ten years.

As of March 31, 2011, there were approximately 4.6 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At March 31, 2011, approximately 0.3 million shares remain available under such plans for restricted stock and restricted stock unit grants.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three months ended
	March 31,	March 31,
	2011	2010
Risk-free interest rate	2.2%	3.1%
Expected life (in years)	5.2	6.3
Expected volatility	44.6%	45.2%
Dividend	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  We have three distinct populations of optionees; the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding (that is, the period of time from the service inception date to the date of expected exercise or other expected settlement) and is based generally on historical trends.  Through 2010, we had used the “simplified method” for “plain vanilla” options described in FASB ASC 718-10-S99 Compensation – Stock Compensation – SEC Materials.  The “simplified method” calculation is the average of the vesting term plus the original contractual term divided by two.  In 2011, we modified our expected life weighted average assumption based on an actuarial study derived from historical exercise data.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

The following is a summary of the weighted average per share fair value of options granted in the three-month periods ended March 31, 2011 and March 31, 2010.

	Three months ended
	March 31,	March 31,
	2011	2010
Weighted average per share fair value of options granted	$15.42	$13.35

Set forth below is the impact on Par’s results of operations of recording share-based compensation from its stock options for the three-month periods ended March 31, 2011 and March 31, 2010 ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Cost of goods sold	$149	$138
Selling, general and administrative	1,343	1,246
Total, pre-tax	$1,492	$1,384
Tax effect of share-based compensation	(567)	(526)
Total, net of tax	$925	$858

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,132	$26.23
Granted	222	36.45
Exercised	(347)	14.43
Forfeited	(192)	24.31
Balance at March 31, 2011	2,815	$28.63	6.0	$21,244
Exercisable at March 31, 2011	1,728	$33.26	4.5	$9,399
Vested and expected to vest at March 31, 2011	2,760	$28.77	5.6	$20,666

 Total fair value of shares vested (amounts in $ thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Total fair value of shares vested	$3,755	$2,508

As of March 31, 2011, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $9.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.3 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 31, 2011 and March 31, 2010 was as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Cost of goods sold	$ 168	$ 173
Selling, general and administrative	1,507	1,552
Total, pre-tax	$ 1,675	$ 1,725
Tax effect of stock-based compensation	(637)	(656)
Total, net of tax	$ 1,038	$ 1,069

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	496	$ 19.52
Granted	62	36.54
Vested	(177)	21.01
Forfeited	(30)	18.84
Non-vested balance at March 31, 2011	351	$ 21.85	$10,899

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2010	23	$27.68
Granted	68	36.58
Vested	(22)	28.05
Forfeited	-	-
Non-vested restricted stock unit balance at March 31, 2011	69	$36.16	$2,192
Vested awards not issued	160	$21.93	$4,967
Total restricted stock unit balance at March 31, 2011	229	$26.29	$7,159

 As of March 31, 2011, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $8.5 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, we issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain of our employees was contingent upon multiple market conditions that were factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions had been met.  Vesting was contingent upon applicable continued employment condition and the Total Stockholder Return (“TSR”) on our common stock relative to the Company’s stock price at the beginning of the three-year vesting period as compared to the TSR of a defined peer group of approximately 12 companies, and the TSR of the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period.  The measurement period ended on December 31, 2010.  The Company achieved the maximum level of performance under the program because the Company’s TSR was greater than the 75th percentile TSR of the peer group and the Company’s TSR was greater than the median of the S&P 400 during the three year measurement period.  Approximately 454 thousand shares of common stock were earned as of the vesting date, January 11, 2011.  Approximately 65 thousand shares were issued in 2008 by operation of the provisions of employment contracts for three senior executives whose employment with us was terminated.  Approximately 339 thousand shares of common stock were distributed in January 2011.  Approximately 115 thousand shares were cash settled upon the discretion of the Compensation Committee of the Board of Directors for approximately $4.1 million (pre-tax) in January 2011.  In all circumstances, restricted stock granted did not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

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

        The following table summarizes the components of our stock-based compensation related to our restricted stock grants with market conditions recognized in our financial statements for the three-month periods ended March 31, 2011 and March 31, 2010 ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Cost of goods sold	$ -	$ 51
Selling, general and administrative	-	458
Total, pre-tax	$ -	$ 509
Tax effect of stock-based compensation	-	(193)
Total, net of tax	$ -	$ 316

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	242	$24.78
Granted	97	36.54
Vested	(339)	25.95
Forfeited	-	-
Non-vested balance at March 31, 2011	$ -	$ -	$ -

Cash-settled Restricted Stock Unit Awards

We grant cash-settled restricted stock unit awards that vest ratably over four years to certain employees.  The cash-settled restricted stock unit awards are classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  Cash settled restricted stock units entitle such employees to receive a cash amount determined by the fair value of our common stock on the vesting date.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Cash-settled restricted stock unit awards are subject to forfeiture if employment terminates prior to vesting.  Share-based compensation expense for cash-settled restricted stock unit awards are recognized ratably over the service period.  Cash-settled restricted stock unit awards do not decrease shares available for future share-based compensation grants.

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month periods ended March 31, 2011 and March 31, 2010 was as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Cost of goods sold	$ 75	$ 10
Selling, general and administrative	678	91
Total, pre-tax	$ 753	$ 101
Tax effect of stock-based compensation	(286)	(38)
Total, net of tax	$ 467	$ 63

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2010	72	$ 28.13
Granted	104	35.60
Vested	(17)	27.71
Forfeited	(2)	27.71
Awards outstanding at March 31, 2011	157	$ 33.12	$4,885

As of March 31, 2011, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $3.8 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.5 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  Employees purchased three thousand shares during the three-month period ended March 31, 2011 and three thousand shares during the three-month period ended March 31, 2010.

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (marked to market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three year service period.  Our CAGR was below 4% from January 1, 2011.

Mr. LePore will not be eligible to participate in our annual long-term incentive programs during the three year term of his new employment agreement.  Instead, in January 2011, Mr. LePore was granted an equity award consisting of restricted stock units with a total grant date economic value of approximately $1.85 million.  The units will vest on the earlier of (a) the expiration of Mr. LePore’s employment term on December 31, 2013, (b) the date that a change of control (as defined in the agreement) occurs, or (c) the date of an eligible earlier termination of Mr. LePore’s employment term in accordance with the provisions of the agreement.    The related share-based compensation expense is being recorded over the three year term of the new employment agreement, which is the vesting period.  The fair value of restricted stock units was based on the market value ($36.54) of our common stock on the date of grant.

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

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO Board of Appeals regarding the ’981 patent.  On March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.   We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On March 11, 2011, the Court of Appeals scheduled oral argument in the appellate case for May 13, 2011.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

On March 25, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (“IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  Oral argument for the appeal was held on May 2, 2011.  We will continue to vigorously defend the appeal.

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

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen /sumatriptan product before the issuance of a final decision in the case.  We are awaiting the Court’s final decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial  in the first case  took place from March 29, 2011 to April 7, 2011.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  The Court has set July 1, 2011 as the due date for the pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  We intend to appeal that decision.  The Court has presently scheduled the close of expert discovery for July 5, 2011, and the close of fact discovery for August 5, 2011.  A Markman hearing has been scheduled for August 15, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a March 31, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs, should one be filed.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  We intend to vigorously prosecute this action against UCB.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On April 27, 2011, we reached a settlement in principle to resolve claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law for $154,000 thousand. Upon execution of definitive settlement documents and government and court approvals, the settlement will resolve a lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement in principal will eliminate the majority of the alleged damages asserted against us in the various drug pricing litigations and removes all trials that had been scheduled to date. The remaining matters have yet to be scheduled for trial.  We have accrued a $197,100 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of March 31, 2011, in connection with the April 27, 2011, settlement in principal and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the U.S. District Court for the District of Massachusetts entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us. The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, which was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the first quarter of 2011, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

In March 2011, we reached a settlement related to the routine post-award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement amount is equal to the loss contingency of approximately $1.1 million, including interest, in accrued expenses and other current liabilities and payables due to distribution agreement partners accrued on our consolidated balance sheet as of December 31, 2010, related to this matter.  Refer to Note 5 - “Accounts Receivable” for more information.

In December 2010, we submitted to the Texas Health and Human Services Commission (“Texas”) $6,540 thousand resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.  This amount was never cashed by Texas.  The obligation related to this item is included with our April 27, 2011 settlement in principal in the associated AWP matter (described above).

Note 15 – Discontinued Operations – Related Party Transaction:

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

Note 16 - Segment Information:

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

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2011	2010
Revenues:
Par Pharmaceutical	$209,745	$272,039
Strativa	23,207	19,893
Total revenues	$232,952	$291,932

Gross margin:
Par Pharmaceutical	$92,559	$68,443
Strativa	17,093	15,067
Total gross margin	$109,652	$83,510

Operating (loss) income:
Par Pharmaceutical	($132,746)	$46,022
Strativa	(5,817)	(2,686)
Total operating (loss) income	($138,563)	$43,336
Interest income	423	328
Interest expense	(150)	(908)
(Benefit) provision for income taxes	(29,446)	16,330
(Loss) income from continuing operations	($108,844)	$26,426

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended
Product	March 31,	March 31,
	2011	2010
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$63,418	$183,291
Propafenone (Rythmol SR®)	22,039	-
Amlodipine and Benazepril HCI (Lotrel®)	18,171	-
Sumatriptan succinate injection (Imitrex®)	16,699	17,284
Chlorpheniramine/Hydrocodone (Tussionex®)	12,679	-
Dronabinol (Marinol®)	6,871	4,091
Tramadol ER (Ultracet ER®)	6,081	5,286
Clonidine TDS (Catapres TTS®)	5,806	18,461
Meclizine Hydrochloride (Antivert®)	4,875	10,154
Other (1)	45,217	32,318
Other product related revenues (2)	7,889	1,154
Total Par Pharmaceutical Revenues	$209,745	$272,039

	Three months ended
Product	March 31,	March 31,
	2011	2010

Strativa
Megace® ES	$14,085	$13,798
Nascobal® Nasal Spray	3,878	3,595
OravigTM	749	-
Zuplenz®	221	-
Other product related revenues (2)	4,274	2,500
Total Strativa Revenues	$23,207	$19,893

(1)

The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for three-month periods ended March 31, 2011 or March 31, 2010.

(2)

Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa®, diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment related to a co-promotion arrangement with Solvay for Androgel® in 2010.   This co-promotion arrangement with Solvay was terminated in December 2010 for an associated $2 million payment.  During the three-month period ended March 31, 2011, Strativa earned $4.3 million of royalty income from its share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party.  Under the terms of the 2007 termination agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

During the three-month period ended March 31, 2010, we recognized a gain on the sale of product rights of $5,775 thousand, related to the sale of multiple ANDAs.

Note 17 - Research and Development Agreements:

In June 2008, through an exclusive licensing agreement with MonoSol Rx (“MonoSol”), Strativa acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®) for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted below.  The amendment provided for a reduction in future payments, thus improving gross margins on future sales of Zuplenz®.  On July 2, 2010, the FDA approved Zuplenz®, which we offer in 4mg and 8mg dosage strengths.  We paid MonoSol a total of $6,000 thousand as a result of the FDA approval.  We launched Zuplenz® in October 2010.  MonoSol will supply the product and Strativa will pay MonoSol royalties on net sales of the product.  MonoSol will also be eligible to receive sales milestone payments if net sales reach certain threshold amounts in any given calendar year.

In December 2009, concurrently with the amendment of the Zuplenz® agreement noted above, Strativa entered into another exclusive licensing agreement with MonoSol to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of up to three potential new products.  Under this agreement, we made a one-time payment of $6,500 thousand, which was charged to research and development expense.  On May 24, 2010, Strativa and MonoSol reached a mutual decision to discontinue the development of the first product under the agreement.  On June 22, 2010, MonoSol delivered certain development results for the second product, triggering a 90-day option period during which Strativa could have elected to have MonoSol continue development of the second product.  Strativa did not elect to continue development of the second product.  During the two-year period ending December 9, 2011, Strativa may elect to have MonoSol develop a third product under the agreement.  If Strativa elects to have MonoSol develop the third product, we may make subsequent payments to MonoSol of up to $8,650 thousand, depending upon MonoSol’s achievement of specified development milestones.  Subject to FDA approval, MonoSol would supply commercial quantities of the product under a separate license and supply agreement that would be entered into by the parties, and Strativa would commercialize the product in the United States and pay MonoSol royalties on any future net sales.

In second quarter of 2010, Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5,500 thousand that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5,500 thousand based upon certain development activities, FDA approval, certain conditions and sales.  The first of such milestones was achieved during the second quarter of 2010, and the resultant $500 thousand payment was expensed as research and development.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on any future sales.

Note 18 – Restructuring Costs:

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

The following table summarizes the activity for the three-month period of 2010 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of March 31, 2011 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Liabilities at December 31, 2010	Cash Payments	Additional Charges	Reversals, Reclass or Transfers	Liabilities at March 31, 2011
Severance and employee benefits to be paid in cash	$6,199	$68	$68	$ -	$ -	$ -
Severance related to share- based compensation	3,291	-	-	-	-	-
Asset impairments and other	5,907	-	-	-	-	-
Total	$15,397	$68	$68	$ -	$ -	$ -

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2010, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The introduction of new products at selling prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products.  Par Pharmaceutical is an attractive business partner because of its strong commercialization track record and presence in the generic trade.  Par’s 2010 and year-to-date 2011 achievements included several product launches (generic versions of Zegerid®, Tussionex®, Accolate®, Rythmol SR®, Lotrel®), the filing of 10 ANDAs in conjunction with its development partners, and execution of several collaboration agreements to sustain the future generic pipeline.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  Our internal research and development targets high-value, first-to-file Paragraph IVs or first-to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partnering with technology based companies that can deliver similar product opportunities.  As of March 2011, we had 12 confirmed first-to-file and two potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of net sales) to our strategic partners.

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

A number of provisions of healthcare reform have had and will continue to have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that impacted our first quarter 2011 net revenues, gross margin and net income include, but are not limited to the following (all items were effective January 1, 2010 unless otherwise noted):

•

Increase in the Medicaid rebate rate.  The base rebate rate on sales of branded drugs (Strativa) and authorized generics (Par) into the Medicaid channel was increased from 15.1% of AMP (average manufacturer price) to 23.1% of AMP.  The base rebate on sales of multisource generic products (Par) into the Medicaid channel was increased from 11% of AMP to 13% of AMP.  The base rebate is one component of the calculation for branded drugs and authorized generics, and may or may not result in an increase in rebates for a particular product.

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

•

Revisions to the AMP calculation, effective October 1, 2010.  This provision had a negligible effect on first quarter 2011 net revenues and gross margins.

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

  In 2011, the following provisions went into effect:

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

The market share calculation utilized to allocate the fee is to be calculated utilizing prior years sales statistics.  Based upon internal estimates of total industry sales into specified government programs, we currently estimate the impact of the pharmaceutical fee on our 2011 net income to be between $0.8 million and $4.6 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities,

o

the volume of Strativa’s sales of branded products, and

o

our ability to share portions of this fee with partners under pre-existing distribution agreements.

•

A new 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded and authorized generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).   The 2011 impact of this provision on the gross margin of Par is estimated to be approximately $2 million to $3 million and Strativa is estimated to be less than $0.8 million.

•

Additionally, the publication of monthly weighted average AMP by therapeutic class and retail price surveys could occur during 2011.   It is not practical to forecast the impact of this provision on 2011 net revenues or gross margin.

For the quarter ended March 31, 2011, the impact of healthcare reform resulted in a decrease of approximately $4.7 million to our net revenue, approximately $2.4 million to our gross margin, and approximately $2.7 million to our net income.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

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

In the three month period ended March 31, 2011, our generic business net revenues and gross margin were concentrated in a few products.  The top generic revenue products (metoprolol succinate ER (metoprolol), propafenone, amlodipine and benazepril HCL, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, the clonidine transdermal system (clonidine), and meclizine) accounted for approximately 67% of our total consolidated revenues in the three month period ended March 31, 2011 and for approximately 56% of total consolidated gross margins in the three month period ended March 31, 2011.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Watson Pharmaceuticals announced in August 2009, however, that the FDA had approved two of its ANDAs for metoprolol, and accordingly, we were no longer the sole distributor for those two SKUs (25mg and 50mg).  On April 15, 2010, Watson announced that the FDA had approved its two other ANDAs for metoprolol, and Par was no longer the sole distributor for the 100mg and 200mg SKUs.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each of Watson’s entries into the market. In addition, Wockhardt, an India-based pharmaceutical company, announced that it received FDA approval for all four strengths of metoprolol on July 23, 2010.  Our sales volume and unit price for metoprolol were adversely impacted by this second generic competitor.  Additional competitors on any or all of the four SKUs will result in significant additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins (including possible inventory writedowns) as compared to 2010.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS®.  The product was manufactured by Aveva Drug Delivery Systems, Inc., our third party development partner, with whom we have a profit sharing arrangement.  From launch to July 15, 2010, we were the sole generic distributor of this product.  On July 16, 2010, Mylan received FDA approval for its generic version of clonidine TDS, therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted due to Mylan’s receipt of FDA approval and subsequent launch.  In May 2010, Aveva, the manufacturer of our product, received a Warning Letter from the FDA that cited conditions at the facility where clonidine TDS is manufactured that the FDA investigators believe may violate current Good Manufacturing Practices, based on their observations made between October and December of 2009.  In April 2011, Aveva decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel.  Because of these events, Par has discontinued marketing clonidine.

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  From the beginning of 2009 to March 31, 2011, we remained the sole generic distributor of three SKUs with one competitor for a single SKU. The remaining net book value of the associated intangible asset was $0.5 million at March 31, 2011 and will be amortized over approximately one year.

We marketed meclizine until the supplier of our active pharmaceutical ingredient (“API”) experienced an explosion at its manufacturing facility in early 2008.  Subsequently, we qualified a new API source and received the appropriate approval from the FDA of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in 2008.  From the beginning of 2009 to May 2010, we were the exclusive supplier of this generic product.  In June 2010, a competitor entered this market.   This new competition negatively impacted our sales and gross margins for meclizine.  Any additional competition could result in significant additional declines in sales volume and unit price, which may negatively impact our revenues and gross margins (including possible inventory writedowns) as compared to 2010.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  We are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

In July 2010, we launched two strengths of omeprazole/sodium bicarbonate capsules, the generic version of Zegerid®.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for these two strengths of the product.  We are now one of two competitors in this market, with the other competitor being the authorized generic.  Omeprazole/sodium bicarbonate capsules had been the subject of litigation in the U.S. District Court for the District of Delaware, but in April 2010, the Court ruled in our favor, finding that the related patents were invalid as being obvious and without adequate written description.  The case is currently on appeal to the U.S. Court of Appeals for the Federal Circuit.  We will continue to vigorously defend the appeal.

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.  The remaining net book value of the associated intangible asset was $1.1 million at March 31, 2011 and will be amortized over approximately three years.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL).  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB’s Tussionex®.  We participate in a profit sharing arrangement with Tris Pharma based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited into the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  In October 2010, UCB filed a complaint naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development as defendants.  The complaint alleged that Tris and its head of research and development misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which they were bound.  The complaint further alleges unfair competition against the defendants relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to continue vigorously defending the lawsuit.

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 5 to 7 new ANDA filings during each of 2011, 2012 and 2013.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners currently have approximately 30 ANDAs pending with the FDA, which include 12 first-to-file and two first-to-market opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing product portfolio.  In addition, in the longer term, we will continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA, and immediately began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $2.2 million at March 31, 2011, and will be amortized over approximately two years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009 and the FDA approvals of OravigTM and Zuplenz® in 2010, Strativa increased its sales force and turned its focus on marketing the full portfolio of products.

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

In July 2007, we entered into an exclusive licensing agreement with BioAlliance Pharma to acquire the U.S. commercialization rights to BioAlliance's OravigTM (miconazole) buccal tablets.  On April 16, 2010, the FDA approved OravigTM, which triggered our payment to BioAlliance of $20.0 million in the second quarter of 2010.  Strativa began to commercialize OravigTM, which is supplied by BioAlliance, during the third quarter of 2010.  In addition to paying BioAlliance royalties on net sales, BioAlliance may also receive additional milestone payments if commercial sales achieve specified sales targets.  The remaining net book value of the related intangible asset was $19.0 million at March 31, 2011, and will be amortized over approximately 12 years.

In June 2008, we entered into an exclusive licensing agreement with MonoSol Rx to acquire the U.S. commercialization rights to MonoSol’s Zuplenz® (ondansetron) oral soluble film.  On July 2, 2010, the FDA approved Zuplenz®, which is offered in 4mg and 8mg dosage strengths, and Strativa launched Zuplenz® in the fourth quarter of 2010.  We paid MonoSol additional milestone payments totaling $6.0 million in July 2010.  The product is manufactured and supplied by MonoSol.  In addition to royalties on net sales, MonoSol may receive milestone payments if commercial sales achieve specified sales targets.  The remaining net book value of the related intangible asset was $5.8 million at March 31, 2011, and will be amortized over approximately 10 years.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $45.6 million at March 31, 2011, and will be amortized over approximately 10 years.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended
($ amounts in thousands)	March 31,	March 31,
Product	2011	2010	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$63,418	$183,291	($119,873)
Propafenone (Rythmol SR®)	22,039	-	22,039
Amlodipine and Benazepril HCI (Lotrel®)	18,171	-	18,171
Sumatriptan succinate injection (Imitrex®)	16,699	17,284	(585)
Chlorpheniramine/Hydrocodone (Tussionex®)	12,679	-	12,679
Dronabinol (Marinol®)	6,871	4,091	2,780
Tramadol ER (Ultracet ER®)	6,081	5,286	795
Clonidine TDS (Catapres TTS®)	5,806	18,461	(12,655)
Meclizine Hydrochloride (Antivert®)	4,875	10,154	(5,279)
Other	45,217	32,318	12,899
Other product related revenues	7,889	1,154	6,735
Total Par Pharmaceutical Revenues	$209,745	$272,039	($62,294)

Strativa
Megace® ES	$14,085	$13,798	$ 287
Nascobal® Nasal Spray	3,878	3,595	283
OravigTM	749	-	749
Zuplenz®	221	-	221
Other product related revenues	4,274	2,500	1,774
Total Strativa Revenues	$23,207	$19,893	$ 3,314

	Three months ended
					Percentage of Total Revenues
	March 31,	March 31,			March 31,	March 31,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Revenues:
Par Pharmaceutical	$209,745	$272,039	($62,294)	(22.9%)	90.0%	93.2%
Strativa	23,207	19,893	3,314	16.7%	10.0%	6.8%
Total revenues	$232,952	$291,932	($58,980)	(20.2%)	100.0%	100.0%

The decrease in generic segment revenues in the first quarter of 2011 was primarily due to;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the first quarter of 2011 can be attributed to a decrease in the volume of units sold (approximately 65% of total dollar decrease) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to decline in the future as more competitors enter this market.

•

We launched clonidine in August 2009 as the sole generic distributor, and we remained the exclusive supplier to this market on all strengths through August 2010.  On July 16, 2010, Mylan received FDA approval for clonidine and subsequently launched its product, therefore we were no longer the sole generic distributor.  Our sales and related gross margins for clonidine TDS were negatively impacted.  In April 2011, the manufacturer of our product, Aveva decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel.  Because of these events, Par has discontinued marketing clonidine.

•

Additional competition for meclizine beginning in June 2010.

The decreases above in the first quarter of 2011 were tempered by;

•

The launches of propafenone and amlodipine and benazepril HCl in January 2011 and the launch of chlorpheniramine/hydrocodone in October 2010.

•

The increase of net sales of dronabinol, mainly due to volume increase.  Our only competitor in the dronabinol market continues to be Watson as the authorized generic.

•

The increase in “Other” Par Pharmaceutical first quarter 2011 revenues as compared to first quarter 2010 was primarily driven by the launch of omeprazole in late June 2010, the launch of zafirlukast in November 2010, the improvement of nateglinide net sales mainly due to increased volume as more supply was available as compared to the first quarter of 2010 when this product was on backorder, the net sales improvement of calcitonin nasal spray mainly due to a competitor’s supply issues that led to our market share gain, and the net sales improvement of fluoxetine due to market share gains in fourth quarter of 2010 and the first quarter of 2011.

•

Improved royalties primarily from the sales of diazepam, which launched in September 2010 and is included in Par Pharmaceutical first quarter 2011 “Other product related revenues”.

 Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 53% of our total product revenues for the three month period ended March 31, 2011 and approximately 78% of our total product revenues for the three month period ended March 31, 2010.  The decrease in the percentage is primarily driven by decreased revenues of metoprolol and clonidine combined with the launches of propafenone, amlodipine and benazepril HCl, and omeprazole.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in the first quarter of 2011 was primarily due to the increase in other product related revenues driven by the $4.3 million royalty earned from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party, coupled with the 2010 launches of OravigTM and Zuplenz® and the continued growth of Nascobal®.   The net sales increase of Megace® ES was primarily due to a single digit increase in average net selling price.

Strativa launched OravigTM in the third quarter of 2010 and Zuplenz® in the fourth quarter of 2010.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the three month period ended March 31, 2011, we have recognized $0.7 million of OravigTM revenues and $0.2 million of revenues for Zuplenz® and deferred revenues of $0.8 million for OravigTM and deferred revenues of $0.5 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  We will modify our revenue recognition for OravigTM and Zuplenz® at the time that we have sufficient data and history to reliably estimate trade inventory levels in relation to forward looking demand.

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

Our gross revenues for the three month periods ended March 31, 2011 and March 31, 2010 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Three months ended
($ thousands)	March 31, 2011	Percentage of Gross Revenues	March 31, 2010	Percentage of Gross Revenues
Gross revenues	$ 363,941		$ 406,488

Chargebacks	(58,761)	16.1%	(47,462)	11.7%
Rebates and incentive programs	(25,597)	7.0%	(34,313)	8.4%
Returns	(6,829)	1.9%	(4,437)	1.1%
Cash discounts and other	(25,631)	7.0%	(16,104)	4.0%
Medicaid rebates and rebates due under other US Government pricing programs	(14,171)	3.9%	(12,240)	3.0%
Total deductions	(130,989)	36.0%	(114,556)	28.2%

Total revenues	$ 232,952	64.0%	$ 291,932	71.8%

The total gross-to-net adjustments as a percentage of sales increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in chargebacks, cash discounts and other and Medicaid rebates and rebates due under other U.S. Government pricing programs.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by a significant decrease in sales of products that carry lower than average chargeback rates, mainly metoprolol, coupled with a decrease in the percentage of non-wholesaler sales, which do not earn a chargeback, and we also experienced higher chargeback rates for certain products that had no competition in first quarter of 2010.

•

Cash discounts and other: the increase is primarily due to a change in customer mix, mainly for metoprolol, which resulted in higher price adjustments and other adjustments given major customers to retain their business.

•

Rebates and incentive programs: the decrease in percentage of gross revenues was primarily driven by product mix, mainly metoprolol, and the impact of new product launches at a lower rate.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to the full quarter impact of the March 2010 health care reform acts which led to higher Medicaid rebates rates and additional patients eligible for managed Medicaid benefits coupled with the Medicare Part D - Gap Coverage which was effective in the first quarter of 2011.

The following tables summarize the activity for the three months ended March 31, 2011 and March 31, 2010 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Three Months Ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales	Credits processed	Ending balance
Chargebacks	($19,482)	($58,761)	$ -	$59,828	($18,415)
Rebates and incentive programs	(23,273)	(26,257)	660	24,916	(23,954)
Returns	(48,928)	(7,094)	265	4,341	(51,416)
Cash discounts and other	(16,606)	(25,274)	(357)	24,976	(17,261)
Total	($108,289)	($117,386)	$ 568	$114,061	($111,046)

Accrued liabilities (2)	($32,169)	($14,587)	$ 416	$15,969	($30,371)

	Three Months Ended March 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($47,385)	($77)	(1)	$49,233	($14,340)
Rebates and incentive programs	(39,938)	(33,117)	(1,196)	(3)	39,788	(34,463)
Returns	(39,063)	(4,945)	508		2,615	(40,885)
Cash discounts and other	(19,160)	(15,446)	(658)		20,202	(15,062)
Total	($114,272)	($100,893)	($1,423)		$111,838	($104,750)

Accrued liabilities (2)	($24,713)	($11,395)	($845)		$4,302	($32,651)

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	March 31,	March 31,		March 31,	March 31,
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$92,559	$68,443	$24,116	44.1%	25.2%
Strativa	17,093	15,067	2,026	73.7%	75.7%
Total gross margin	$109,652	$83,510	$26,142	47.1%	28.6%

The increase in Par Pharmaceutical gross margin dollars for the three months ended March 31, 2011 is primarily due to the launches of propafenone, amlodipine and benazepril HCl, omeprazole and chlorpheniramine/hydrocodone, tempered by lower sales of metoprolol, clonidine, and meclizine.

The top sales volume generic products (metoprolol, propafenone, amlodipine and benazepril HCL, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, clonidine, and meclizine) accounted for approximately $62 million gross margin dollars and a margin percentage of approximately 40% for the first quarter of 2011.  For the first quarter of 2010, these top net revenue products (excluding propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone all of which launched after the first quarter of 2010) totaled approximately $52 million gross margin dollars with a margin percentage of approximately

22%.  The increase in the gross margin percentage in the first quarter of 2011 for the top sales volume generic products compared to the first quarter of 2010 is primarily due to the launches higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol and clonidine.

Gross margin dollars related to all other Par generic revenues totaled approximately $31 million with a margin percentage of approximately 58% for the first quarter of 2011.  For the first quarter of 2010, gross margin dollars for all other generic revenues totaled approximately $16 million with a margin percentage of approximately 49%.  Gross margin dollars and gross margin percentage for these revenue streams were mainly improved by launch of omeprazole in late June 2010 and royalties from the sales of diazepam, which launched in September 2010.

Strativa gross margin dollars increased for the three months ended March 31, 2011, primarily due to the increase in other product related revenues driven by the $4.3 million royalty earned from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party, coupled with the continued growth of Nascobal®.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
	March 31,	March 31,			March 31,	March 31,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Research and development:
Par Pharmaceutical	$10,077	$4,086	$5,991	146.6%	4.8%	1.5%
Strativa	633	566	67	11.8%	2.7%	2.8%
Total research and development	$10,710	$4,652	$6,058	130.2%	4.6%	1.6%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense for the three month period ended March 31, 2011 is driven by higher biostudy and material costs, combined worth $4.9 million, and higher outside development costs, worth $0.7 million, related to the ongoing development of generic products.

Strativa:

Strativa research and development principally reflects FDA filing fees for the three months ended March 31, 2011 and March 31, 2010.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
	March 31,	March 31,			March 31,	March 31,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Selling, general and administrative:
Par Pharmaceutical	$24,668	$19,048	$5,620	29.5%	11.8%	7.0%
Strativa	22,277	22,187	90	0.4%	96.0%	111.5%
Total selling, general and administrative	$46,945	$41,235	$5,710	13.8%	20.2%	14.1%

The net increase in SG&A expenditures principally reflects:

•

$4.9 million of incremental legal costs driven by activities in ongoing AWP litigation, the Department of Justice matter, and ANDA litigation matters; and

•

$0.7 million of higher severance costs related to the first quarter 2011 modest restructuring of our Strativa management team.

Overall, total Strativa sales and marketing costs were essentially flat as incremental direct selling costs related to our third quarter 2010 field force expansion of approximately 60 employees were tempered by lower direct marketing cost.

Settlements and Loss Contingencies, net

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Settlements and loss contingencies, net	$190,560	$62

In first quarter of 2011, we recorded the settlement in principal of AWP litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million.  We also recorded an accrual for the remaining AWP matters.

Gain on Sale of Product Rights and other

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Gain on sale of product rights and other	$ -	$5,775

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

In addition, we recognized a gain on the sale of product rights of $0.8 million during the three-month period ended March 31, 2010, related to the sale of multiple ANDAs.

Operating (Loss) Income

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010	$ Change
Operating (loss) income:
Par Pharmaceutical	($132,746)	$46,022	($178,768)
Strativa	(5,817)	(2,686)	(3,131)
Total operating (loss) income	($138,563)	$43,336	($181,899)

The decrease in our operating income in the three month period ended March 31, 2011 as compared to the prior year was primarily due to the AWP settlement in principal related accruals, increased R&D expenditures in our Par Pharmaceutical segment and higher legal fees tempered by an increase in gross margin from our Par Pharmaceutical segment.

Interest Income

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Interest income	$423	$328

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Interest expense	($150)	($908)

Interest expense in the three month period ended March 31, 2011, was principally comprised of amortization of deferred financing costs relating to our October 1, 2010 Credit Agreement.  We have not drawn on the revolving credit facility as of the date of this Quarterly Report on Form 10-Q.

Interest expense in the three month period ended March 31, 2010, related to our senior subordinated convertible notes which matured on September 30, 2010.

Income Taxes

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
(Benefit) provision for income taxes	($29,446)	$16,330
Effective tax rate	21%	38%

The provisions were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 9 – “Income Taxes”).  The effective tax rate for the three months ended March 31, 2011 is reduced by our estimate of the portion of legal settlements and settlement in principal in the quarter which may not be tax deductible and by non-deductibility of our portion of healthcare reforms pharmaceutical manufacturer fee.

Discontinued Operations

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Provision for income taxes	$127	$128
Loss from discontinued operations	($127)	($128)

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Three months ended
March 31,
($ in thousands)	2011
Cash and cash equivalents at beginning of period	$ 218,674
Net cash provided by operating activities	42,002
Net cash used in investing activities	(4,439)
Net cash used in financing activities	(64)
Net increase in cash and cash equivalents	$ 37,499
Cash and cash equivalents at end of period	$ 256,173

Cash provided by operations for the three months ended March 31, 2011, reflects increased gross margin dollars generated from revenues coupled with inventory draw downs and slower outflows to distribution partners tempered by slower inflows from customers (net accounts receivables growth) relative to net revenue activity.  Cash flows used by investing activities were primarily driven by capital expenditures and the net investment in available for sale debt securities.  Cash used in financing activities in the three month period ended March 31, 2011 mainly represented the payment of withholding taxes related to the vesting of restricted shares coupled with the partial cash settlement of restricted stock grants with market vesting conditions tempered by the proceeds from stock option exercises.

Our working capital, current assets minus current liabilities, of $254 million at March 31, 2011 decreased approximately $111 million from $365 million at December 31, 2010, which primarily reflects the AWP settlement in principal related accruals at March 31, 2011 tempered by the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.81x at March 31, 2011 compared to 4.28x at December 31, 2010.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Three months ended
	March 31,	March 31,
($ in thousands)	2011	2010
Cash received from customers, royalties and other	$ 229,545	$ 295,285
Cash paid for inventory	(30,573)	(29,082)
Cash paid to employees	(50,088)	(29,683)
Cash paid to all other suppliers and third parties	(98,375)	(196,449)
Interest received (paid), net	568	(197)
Income taxes paid, net	(9,075)	(2,539)
Net cash provided by operating activities	$ 42,002	$ 37,334

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The decrease for the first quarter of 2011 as compared to the prior year comparable period can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower net revenues for metoprolol.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 30 ANDAs pending with the FDA, including 12 first-to-file and two first-to-market opportunities.  Strativa launched OravigTM in the third quarter of 2010 and launched Zuplenz® in the fourth quarter of 2010.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

Effective October 1, 2010, we also entered into a $75 million unsecured credit facility with JP Morgan as Administrative Agent and US Bank as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of March 31, 2011.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

The payment of the $154 million settlement in principal for certain Average Wholesale Prices (“AWP”) matters (specifically, claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs) in the second half of 2011.

•

Potential liabilities related to the outcomes of litigation, such as the remaining AWP matters, or the outcomes of investigations by federal authorities, such as the Department of Justice.  In the event that we experience any loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

•

Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above.

•

Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.   The decrease is mainly due to lower metoprolol sales and sales of other licensed products that resulted in lower amounts paid to partners.

•

Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.  The increase for this period was mainly due to the bonus payments in the first quarter 2011 related to our 2010 operating performance coupled with a larger sales force for Strativa in the first quarter of 2011 as compared to the first quarter of 2010.

•

The payment of our senior subordinated convertible notes that matured in September 2010 ($47.7 million principal amount).

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

•

2011 capital expenditures are expected to total approximately $15 million, approximately $4 million of which had been incurred as of March 31, 2011.

•

Expenditures related to current business development and product acquisition activities.  As of March 31, 2011, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $25 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $31 million as of March 31, 2011 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $31 million during the first two months of the second quarter of 2011.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Stock Repurchase Program

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the first quarter of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2011.  The repurchase program has no expiration date.

Analysis of available for sale debt securities held as of March 31, 2011

In addition to our cash and cash equivalents, we had approximately $28 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of March 31, 2011.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Strativa business, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of March 31, 2011

The dollar values of our material contractual obligations and commercial commitments as of March 31, 2011 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2011	2012 to	2014 to	2016 and
	Obligations		2013	2015	thereafter	Other
AWP settlement in principal	$154,000	$154,000	$ -	$ -	$ -	$ -
Operating leases	15,599	3,715	7,443	4,166	275	-
Fees related to credit facility	656	197	459	-	-	-
Purchase obligations (1)	98,288	98,288	-	-	-	-
Long-term tax liability (2)	43,345	-	-	-	-	43,345
Severance payments	1,725	1,251	474	-	-	-
Other	2,156	2,156	-	-	-	-
Total obligations	$315,769	$259,607	$8,376	$4,166	$275	$43,345

 (1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At March 31, 2011 of the total purchase obligations, approximately $13 million related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2011, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

Refer to Note 10 – Unsecured Credit Facility for a description of a credit facility obtained on October 1, 2010.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on March 31, 2011 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at March 31, 2011 and December 31, 2010 ($ amounts in thousands):

	March 31,	December 31,
	2011	2010
Corporate bonds	$28,371	$27,866

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2011.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO Board of Appeals regarding the ’981 patent.  On March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.   We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On March 11, 2011, the Court of Appeals scheduled oral argument in the appellate case for May 13, 2011.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

On March 25, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (“IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

On September 13, 2007, Santarus, Inc. (“Santarus”) and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted a Paragraph IV certification to the FDA for approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  The District

Court conducted a bench trial from July 13-17, 2009, and found for Santarus only on the issue of infringement, while not rendering an opinion on the issues of invalidity and unenforceability.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  On May 17, 2010, Santarus filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision of invalidity of the plaintiffs’ patents.  On May 27, 2010, we filed our notice of cross-appeal to the Court of Appeals, appealing the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  Oral argument for the appeal was held on May 2, 2011.  We will continue to vigorously defend the appeal.

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

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen /sumatriptan product before the issuance of a final decision in the case.  We are awaiting the Court’s final decision.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial  in the first case  took place from March 29, 2011 to April 7, 2011.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an Answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  The Court has set July 1, 2011 as the due date for the pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  We intend to appeal that decision.  The Court has presently scheduled the close of expert discovery for July 5, 2011, and the close of fact discovery for August 5, 2011.  A Markman hearing has been scheduled for August 15, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the

FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a March 31, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs, should one be filed.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  We intend to vigorously prosecute this action against UCB.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On April 27, 2011, we reached a settlement in principle to resolve claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law for $154,000 thousand. Upon execution of definitive settlement documents and government and court approvals, the settlement will resolve a lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement in principal will eliminate the majority of the alleged damages asserted against us in the various drug pricing litigations and removes all trials that had been scheduled to date. The remaining matters have yet to be scheduled for trial.  We have accrued a $197,100 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of March 31, 2011, in connection with the April 27, 2011, settlement in principal and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In the civil lawsuit brought by the City of New York and certain counties within the State of New York, the U.S. District Court for the District of Massachusetts entered an order on January 27, 2010, denying the defendants’ motion for summary judgment on plaintiffs’ claims related to the federal upper limit ("FUL") and granting the plaintiffs’ motion for partial summary judgment on FUL-based claims under New York Social Services Law § 145-b for nine drugs manufactured by thirteen defendants, including us. The Court has reserved judgment regarding damages until after further briefing.  On February 8, 2010, we and certain defendants filed a motion to amend the order for certification for immediate appeal, which was opposed by the plaintiffs on February 22, 2010.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the first quarter of 2011, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

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

Contingency

In March 2011, we reached a settlement related to the routine post-award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  The settlement amount is equal to the loss contingency of approximately $1.1 million, including interest, in accrued expenses and other current liabilities and payables due to distribution agreement partners accrued on our consolidated balance sheet as of December 31, 2010, related to this matter.  Refer to Note 5 - “Accounts Receivable” for more information.

In December 2010, we submitted to the Texas Health and Human Services Commission (“Texas”) $6,540 thousand resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.  This amount was never cashed by Texas.  The obligation related to this item is included with our April 27, 2011 settlement in principal in the associated AWP matter (described above).

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed.  The risks described in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending March 31, 2011

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2011 through January 31, 2011	177,736	N/A	-	-
February 1, 2011 through February 28, 2011	335	N/A	-	-
March 1, 2011 through March 31, 2011	19,232	N/A	-	1,401,512
Total	197,303	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2011.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 197,303 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $31.08 at March 31, 2011.

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

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed on May 5, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  May 5, 2011

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

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed on May 5, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.