Form 10-Q/A
period 2011-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-05-06
CIK 878088

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

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2011

PAGE

Explanatory Note

   3

PART II

OTHER INFORMATION

Item 6.

Exhibits

4

SIGNATURES

5

Explanatory Note

The purpose of this amendment to our Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 31, 2011 is solely to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10−Q formatted in eXtensible Business Reporting Language (“XBRL”) that were inadvertently omitted.  No other changes have been made to the Form 10−Q as originally filed, and this amendment does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

31.1

Certification of the Principal Executive Officer – previously filed on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

31.2

Certification of the Principal Financial Officer – previously filed on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously furnished on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously furnished on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed on May 5, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  May 5, 2011

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

31.1

Certification of the Principal Executive Officer – previously filed on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

31.2

Certification of the Principal Financial Officer – previously filed on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously furnished on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously furnished on May 5, 2011 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed on May 5, 2011, formatted in eXtensible Business Reporting Language (XBRL) are furnished: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.