Form 10-Q
period 2011-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-08-03
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of July 25, 2011: 36,502,634

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2011 and

December 31, 2010

  3

Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and June 30, 2010

  4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010

  5

Notes to Condensed Consolidated Financial Statements

  6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

30

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

47

Item 4.

 Controls and Procedures

  48

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  48

Item 1A.

Risk Factors

52

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

54

Item 6.

Exhibits

55

SIGNATURES

56

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$307,011	$218,674
Available for sale marketable debt securities	38,652	27,866
Accounts receivable, net	122,630	95,705
Inventories	75,353	72,580
Prepaid expenses and other current assets	14,338	17,660
Deferred income tax assets	30,009	26,037
Income taxes receivable	63,328	18,605
Total current assets	651,321	477,127

Property, plant and equipment, net	71,117	71,980
Intangible assets, net	65,573	95,467
Goodwill	63,729	63,729
Other assets	6,624	5,441
Non-current deferred income tax assets, net	56,395	69,488
Total assets	$914,759	$783,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,381	$23,956
Payables due to distribution agreement partners	50,435	25,310
Accrued salaries and employee benefits	10,401	16,397
Accrued government pricing liabilities	32,148	32,169
Accrued legal fees	8,604	7,084
Accrued legal settlements	195,400	-
Accrued expenses and other current liabilities	8,277	6,674
Total current liabilities	332,646	111,590

Long-term liabilities	42,810	43,198
Commitments and contingencies	-	-

Stockholders' equity:
Common Stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,655,227 and 38,872,663 shares	394	389
Additional paid-in capital	391,664	373,764
Retained earnings	229,212	329,129
Accumulated other comprehensive gain	68	137
Treasury stock, at cost 3,170,185 and 2,970,573 shares	(82,035)	(74,975)
Total stockholders' equity	539,303	628,444
Total liabilities and stockholders’ equity	$914,759	$783,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Net product sales	$215,018	$248,739	$435,807	$537,017
Other product related revenues	9,170	6,735	21,333	10,389
Total revenues	224,188	255,474	457,140	547,406
Cost of goods sold	125,162	164,015	248,461	372,437
Gross margin	99,026	91,459	208,679	174,969
Operating expenses:
Research and development	8,077	22,660	18,787	27,312
Selling, general and administrative	46,156	48,865	93,101	90,100
Settlements and loss contingencies, net	-	(4,068)	190,560	(4,006)
Restructuring costs	26,986	-	26,986	-
Total operating expenses	81,219	67,457	329,434	113,406
Gain on sale of product rights and other	-	146	-	5,921
Operating (loss) income	17,807	24,148	(120,755)	67,484
Interest income	382	273	805	601
Interest expense	(150)	(918)	(301)	(1,826)
Income (loss) from continuing operations before provision for income taxes	18,039	23,503	(120,251)	66,259
Provision (benefit) for income taxes	8,859	5,468	(20,587)	21,798
Income (loss) from continuing operations	9,180	18,035	(99,664)	44,461
Discontinued operations:
Provision (benefit) for income taxes	127	(360)	253	(232)
(Loss) income from discontinued operations	(127)	360	(253)	232
Net income (loss)	$9,053	$18,395	($99,917)	$44,693

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.26	$0.53	($2.79)	$1.31
(Loss) income from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net income (loss)	$0.25	$0.54	($2.80)	$1.32

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.25	$0.51	($2.79)	$1.26
(Loss) income from discontinued operations	(0.00)	0.01	(0.01)	0.01
Net income (loss)	$0.25	$0.52	($2.80)	$1.27

Weighted average number of common shares outstanding:
Basic	35,983	34,112	35,742	34,021
Diluted	36,708	35,475	35,742	35,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six months ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	($99,917)	$44,693
Deduct: (Loss) gain from discontinued operations, net of tax	(253)	232
(Loss) income from continuing operations	(99,664)	44,461
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	9,162	(4,662)
Resolution of tax contingencies	-	(3,750)
Non-cash interest expense	-	1,038
Depreciation and amortization	12,381	14,921
Intangible asset impairments	24,226	-
Allowances against accounts receivable	6,280	(8,200)
Share-based compensation expense	5,582	8,298
Tax deficiency on exercises of stock options	(382)	-
Loss on disposal of fixed assets	110	60
Other, net	514	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(33,205)	30,860
(Increase) decrease in inventories	(2,773)	11,907
Decrease (increase) in prepaid expenses and other assets	2,139	(4,417)
Increase in accounts payable, accrued expenses and other liabilities	196,544	19,090
Increase (decrease) in payables due to distribution agreement partners	25,125	(14,108)
(Increase) decrease in income taxes receivable/payable	(45,899)	8,753
Net cash provided by operating activities	100,140	104,251
Cash flows from investing activities:
Capital expenditures	(5,587)	(5,130)
Purchases of intangibles	(450)	(35,500)
Purchases of available for sale debt securities	(23,410)	(33,202)
Proceeds from maturity and sale of available for sale marketable debt and equity securities	12,000	21,601
Net cash used in investing activities	(17,447)	(52,231)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	9,810	2,763
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	170	155
Excess tax benefits on share-based compensation	6,859	455
Purchase of treasury stock	(7,062)	(1,812)
Cash settlement of share-based compensation	(4,133)	-
Net cash provided by financing activities	5,644	1,561
Net increase in cash and cash equivalents	88,337	53,581
Cash and cash equivalents at beginning of period	218,674	121,668
Cash and cash equivalents at end of period	$307,011	$175,249
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9,120	$21,003
Interest paid	$198	$686
Non-cash transactions:
Capital expenditures incurred but not yet paid	$698	$1,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, and products delivered by injection.

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 are unaudited.  In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements included in the 2010 Annual Report on Form 10-K.

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

Note 2 – Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standard Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts imposed an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee is classified as an operating expense in the income statement.  The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.

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

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for us for fiscal years and interim periods within those years, beginning after December 15, 2011.

Note 3 - Available for Sale Marketable Debt Securities:

At June 30, 2011 and December 31, 2010, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at June 30, 2011 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Securities issued by government agencies	$5,000	$3	-	$5,003
Corporate bonds	33,542	109	(2)	33,649
Available for sale marketable debt securities	$38,542	$112	($2)	$38,652

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of June 30, 2011.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$27,654	$213	($1)	$27,866

The following is a summary of the contractual maturities of our available for sale debt securities at June 30, 2011 ($ amounts in thousands):

	June 30, 2011
		Estimated Fair
	Cost	Value
Less than one year	$17,787	$17,806
Due between 1-2 years	13,676	13,756
Due between 2-5 years	7,079	7,090
Total	$38,542	$38,652

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	June 30, 2011	Level 1	Level 2	Level 3
Securities issued by government agencies (Note 3)	$5,003	$ -	$5,003	$ -
Corporate bonds (Note 3)	33,649	-	33,649	-
Available for sale marketable debt securities	$38,652	$ -	$38,652	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	June 30,	December 31,
	2011	2010

Gross trade accounts receivable	$237,200	$203,995
Chargebacks	(19,086)	(19,482)
Rebates and incentive programs	(23,279)	(23,273)
Returns	(54,051)	(48,928)
Cash discounts and other	(18,154)	(16,606)
Allowance for doubtful accounts	-	(1)
Accounts receivable, net	$122,630	$95,705

Allowance for doubtful accounts	Six months ended
	June 30,	June 30,
	2011	2010
Balance at beginning of period	($1)	($3)
Additions – charge to expense	-	3
Adjustments and/or deductions	1	-
Balance at end of period	$ -	$ -

The following tables summarize the activity for the six months ended June 30, 2011 and the six months ended June 30, 2010,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Six Months Ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($120,659)	$ -	(1)	$121,055	($19,086)
Rebates and incentive programs	(23,273)	(52,068)	660		51,402	(23,279)
Returns	(48,928)	(15,808)	265		10,420	(54,051)
Cash discounts and other	(16,606)	(49,605)	(357)		48,414	(18,154)
Total	($108,289)	($238,140)	$568		$231,291	($114,570)

Accrued liabilities (2)	($32,169)	($27,473)	$344		$27,150	($32,148)

	Six Months Ended June 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($100,300)	($77)	(1)	$100,510	($15,978)
Rebates and incentive programs	(39,938)	(65,310)	(1,196)	(3)	74,943	(31,501)
Returns	(39,063)	(11,490)	570		7,351	(42,632)
Cash discounts and other	(19,160)	(37,890)	(658)		41,744	(15,964)
Total	($114,272)	($214,990)	($1,361)		$224,548	($106,075)

Accrued liabilities (2)	($24,713)	($21,362)	($614)		$10,025	($36,664)

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

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 62% of our net product sales were derived from the wholesale distribution channel for the three months ended June 30, 2011 and 61% for the three months ended June 30, 2010.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Strativa launched OravigTM (miconazole) buccal tablets in the third quarter of 2010 and launched Zuplenz® (ondansetron) oral soluble film in the fourth quarter of 2010.  OravigTM is supplied to us by BioAlliance and Zuplenz® is supplied to us by MonoSol.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the six month period ended June 30, 2011, we have recognized $1,776 thousand of revenues for OravigTM and $485 thousand of revenues for Zuplenz® and deferred revenues of $457 thousand for OravigTM and deferred revenues of $565 thousand for Zuplenz®, related to product that has been shipped to customers but not yet prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2011.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 18 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as OravigTM and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of the resizing of our branded products division.

Major Customers – Gross Accounts Receivable

	June 30,	December 31,
	2011	2010
McKesson Corporation	28%	25%
Cardinal Health, Inc.	18%	21%
CVS Caremark	17%	14%
AmerisourceBergen Corporation	14%	12%
Other customers	23%	28%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$31,496	$20,445
Work-in-process	6,822	4,498
Finished goods	37,035	47,637
	$75,353	$72,580

Inventory write-offs (inclusive of pre-launch inventories detailed below)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Inventory write-offs	$504	$2,492	$1,010	$4,224

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  Pre-launch inventories at June 30, 2011 were comprised of generic products in development.

The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	June 30,	December 31,
	2011	2010
Raw materials and supplies	$6,474	$3,578
Work-in-process	950	673
Finished goods	-	3,207
	$7,424	$7,458

Write-offs of pre-launch inventories

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Pre-launch inventory write-offs, net of partner allocation	$ -	$63	$ -	$63

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	June 30,	December 31,
	2011	2010
Land	$1,882	$1,882
Buildings	28,133	27,930
Machinery and equipment	53,799	52,032
Office equipment, furniture and fixtures	5,903	5,752
Computer software and hardware	46,543	46,065
Leasehold improvements	12,137	12,137
Construction in progress	5,475	2,905
	153,872	148,703
Accumulated depreciation and amortization	(82,755)	(76,723)
	$71,117	$71,980

Depreciation and amortization expense related to property, plant and equipment

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$3,127	$3,519	$6,264	$6,767

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	June 30,	December 31,
	2011	2010
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $10,260 and $7,980	$44,461	$46,741
BioAlliance Licensing Agreement, net of accumulated amortization of $1,399 and $559	-	19,441
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	15,000
MonoSol Rx Licensing Agreement, net of accumulated amortization of $350 and $125	-	5,875
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $8,183 and $7,433	1,817	2,567
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,387 and $9,026	1,446	1,807
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,723 and $2,525	961	1,159
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,294 and $770	806	1,330
Spectrum Development and Marketing Agreement, net of accumulated amortization of $24,805 and $24,254	195	746
Other intangible assets, net of accumulated amortization of $6,336 and $5,947	887	801
	$65,573	$95,467

   We recorded amortization expense related to intangible assets of $6,118 thousand for the six months ended June 30, 2011 and $8,154 thousand for the six months ended June 30, 2010.  The majority of this amortization expense was included in cost of goods sold. We also recorded $24,226 thousand of intangible asset impairment charges in the three months and six months ended June 30, 2011.   The impairment charges were included in “Restructuring costs” on the condensed consolidated statements of operations for the three months and six months ended June 30, 2011.  Refer to Note 18 – “Restructuring Costs” for further details.

In July 2010, the FDA approved Zuplenz®, an oral soluble film for the prevention of postoperative, highly and moderately emetogenic cancer chemotherapy-induced, and radiotherapy-induced nausea and vomiting.  In June 2008, Strativa and MonoSol Rx entered into an exclusive licensing agreement under which Strativa acquired the U.S. commercialization rights to Zuplenz®. Under the terms of an amended agreement, the FDA approval triggered Strativa's payments to MonoSol Rx of a $4,000 thousand approval milestone and a $2,000 thousand pre-launch milestone.  Strativa began to commercialize Zuplenz®, which was supplied by MonoSol, during the fourth quarter of 2010.  Amortization expense of the related intangible asset commenced when the product was launched in the fourth quarter of 2010.  In June 2011, we stopped marketing Zuplenz® as part of plans to resize Strativa.  We also reduced our Strativa workforce by a total of approximately 90 people and we recorded intangible asset impairment charges as part of this strategic assessment.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of our branded products division.  Refer to Note 18 – “Restructuring Costs” for further details.

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

In April 2010, the FDA approved OravigTM, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance, we paid BioAlliance $20,000 thousand in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize OravigTM, which was supplied by BioAlliance, during the third quarter of 2010.  In June 2011, we decided to reduce our marketing efforts for this product as part of plans to resize Strativa.  We also reduced our Strativa workforce by a total of approximately 90 people and we recorded intangible asset impairment charges as part of this strategic assessment.  Refer to Note 18 – “Restructuring Costs” for further details.

In March 2009, we acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54,500 thousand in cash and the assumption of certain liabilities. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The fair value of the product rights received is being amortized on a straight-line basis over 12 years based on its estimated useful life.

Estimated Amortization Expense for Existing Intangible Assets at June 30, 2011

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after June 30, 2011.

($ amounts in thousands)

Estimated
Amortization
Expense
2011 (remainder)	$4,544
2012	7,122
2013	5,447
2014	4,680
2015	4,605
2016 and thereafter	39,175
$65,573

As of June 30, 2011, we did not note any business circumstances or events that would indicate any of our remaining net intangible assets were impaired.

Note 9 - Income Taxes:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
(Benefit) provision for income taxes	$8,859	$5,468	($20,587)	$21,798
Effective tax rate	49%	23%	17%	33%

The effective tax rate for the three months ended June 30, 2011 was increased by a charge for a change in valuation of our net deferred tax asset resulting from favorable state law changes enacted during the quarter.  The effective tax rate for the six months ended June 30, 2011 is reduced by our estimate of the portion of legal settlements and loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee.  For purpose of determining our tax benefit for the six months ended June 30, 2011, certain Average Wholesale Prices litigation matters had been  treated as a discreet event in the three months ended March 31, 2011 under the provisions of ASC 740, Income Taxes.  Current deferred income tax assets at June 30, 2011 and December 31, 2010 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at June 30, 2011 and December 31, 2010 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

Tax periods prior to 2004 are no longer subject to IRS audit.  We are currently under audit in two state jurisdictions for the years 2003-2008.  In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2006.

We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2011, we had $41.9 million included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.  We believe that it is reasonably possible that approximately $22.0 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

Note 10 - Unsecured Credit Facility:

Effective October 1, 2010, we entered into a $75 million unsecured credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent and U.S. Bank National Association as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of June 30, 2011 or December 31, 2010.  The interest rates payable under the credit facility will be based on defined published rates plus an applicable margin.   We must pay a commitment fee based on the unused portion of the revolving credit facility.  The credit facility agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any

change of control.   The credit facility agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the credit facility agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.   All obligations under the credit facility are guaranteed by our material domestic subsidiaries.  We incurred approximately $300 thousand in expenses associated with the credit facility during the six-month period ended June 30, 2011.

Note 11 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the six-month period ended June 30, 2011 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Gain/(Loss)
Balance, December 31, 2010	38,873	$389	$373,764	$137
Unrealized loss on available for sale securities, net of tax	-	-	-	(69)
Exercise of stock options	644	6	9,804	-
Net excess tax benefit from share-based compensation	-	-	6,477	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	170	-
Forfeitures of restricted stock	(31)	1	(1)	-
Issuances of restricted stock	169	(2)	1	-
Cash settlement of share-based compensation	-	-	(4,133)
Compensatory arrangements (a)	-	-	5,582	-
Balance, June 30, 2011	39,655	$394	$391,664	$68

(a) Share-based compensation expense includes equity-settled awards only.

Comprehensive (Loss) Income	Three months ended		Six months ended
($ amounts in thousands)	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net (loss) income	$9,053	$18,395	($99,917)	$44,693
Other comprehensive (loss) income:
Unrealized loss on marketable securities, net of tax	(15)	(152)	(69)	(238)
Add: reclassification adjustment for net losses included in net income, net of tax	-	-	-	-
Comprehensive (loss) income	$9,038	$18,243	($99,986)	$44,455

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the first and second quarter of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2011.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

(Loss) income from continuing operations	$9,180	$18,035	($99,664)	$44,461

Provision for income taxes from discontinued operations	127	(360)	253	(232)
Loss from discontinued operations	(127)	360	(253)	232
Net (loss) income	$9,053	$18,395	($99,917)	$44,693

Basic:
Weighted average number of common shares outstanding	35,983	34,112	35,742	34,021

(Loss) income from continuing operations	$0.26	$0.53	($2.79)	$1.31
Loss from discontinued operations	(0.01)	0.01	(0.01)	0.01
Net (loss) income per share of common stock	$0.25	$0.54	($2.80)	$1.32

Assuming dilution:
Weighted average number of common shares outstanding	35,983	34,112	35,742	34,021
Effect of dilutive securities	725	1,363	-	1,252
Weighted average number of common and common equivalent shares outstanding	36,708	35,475	35,742	35,273

(Loss) income from continuing operations	$0.25	$0.51	($2.79)	$1.26
Loss from discontinued operations	(0.00)	0.01	(0.01)	0.01
Net (loss) income per share of common stock	$0.25	$0.52	($2.80)	$1.27

Outstanding options of 774 thousand as of June 30, 2011 and 1,930 thousand as of June 30, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the six months ended June 30, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  The effect of dilutive securities would have been 813 thousand on weighted average number of common shares outstanding for the six months ended June 30, 2011.  Similarly, outstanding warrants issued in conjunction with the acquisition of Kali in June 2004 were not included in the computation of diluted earnings per share for any period presented.  The warrants related to the Kali acquisition expired in June 2011.

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

As of June 30, 2011, there were approximately 4.6 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At June 30, 2011, approximately 0.3 million shares remain available under such plans for restricted stock and restricted stock unit grants.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Risk-free interest rate	-	2.7%	2.2%	3.1%
Expected life (in years)	-	6.3	5.2	6.3
Expected volatility	-	44.7%	44.6%	45.2%
Dividend	-	0%	0%	0%

No stock options were granted during the three months ended June 30, 2011.

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

The following is a summary of the weighted average per share fair value of options granted in the three-month and six-month periods ended June 30, 2011 and June 30, 2010.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Weighted average per share fair value of options granted	$ -	$12.77	$15.42	$13.32

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Cost of goods sold	$910	$132	$2,253	$270
Selling, general and administrative	101	1,806	250	3,052
Total, pre-tax	$1,011	$1,938	$2,503	$3,322
Tax effect of share-based compensation	(384)	(736)	(951)	(1,262)
Total, net of tax	$627	$1,202	$1,552	$2,060

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,132	$26.23
Granted	222	36.45
Exercised	(644)	15.23
Forfeited	(223)	26.73
Balance at June 30, 2011	2,487	$29.97	5.7	$19,637
Exercisable at June 30, 2011	1,431	$36.29	3.9	$6,637
Vested and expected to vest at June 30, 2011	2,441	$30.13	5.1	$21,830

 Total fair value of shares vested (amounts in $ thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Total fair value of shares vested	$173	$326	$3,928	$2,834

As of June 30, 2011, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $8.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.0 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 was as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Cost of goods sold	$1,265	$172	$2,772	$345
Selling, general and administrative	140	1,934	308	3,486
Total, pre-tax	$1,405	$2,106	$3,080	$3,831
Tax effect of stock-based compensation	(534)	(800)	(1,170)	(1,456)
Total, net of tax	$871	$1,306	$1,910	$2,375

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	496	$19.52
Granted	73	36.27
Vested	(183)	21.20
Forfeited	(30)	18.59
Non-vested balance at June 30, 2011	356	$22.17	$11,729

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2010	23	$27.68
Granted	72	36.42
Vested	(23)	28.27
Forfeited	-	-
Non-vested restricted stock unit balance at June 30, 2011	72	$36.10	$2,398
Vested awards not issued	161	$22.01	$5,313
Total restricted stock unit balance at June 30, 2011	233	$26.39	$7,711

 As of June 30, 2011, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $7.6 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Grants With Market Vesting Conditions

In 2008, we issued restricted stock grants with market vesting conditions.  The vesting of restricted stock grants issued to certain of our employees was contingent upon multiple market conditions that were factored into the fair value of the restricted stock at grant date with cliff vesting after three years if the market conditions had been met.  Vesting was contingent upon applicable continued employment condition and the Total Stockholder Return (“TSR”) on our common stock relative to the Company’s stock price at the beginning of the three-year vesting period as compared to the TSR of a defined peer group of approximately 12 companies, and the TSR of the Standard and Poor’s 400 Mid Cap Index (“S&P 400”) over the three-year measurement period.  The measurement period ended on December 31, 2010.  The Company achieved the maximum level of performance under the program because the Company’s TSR was greater than the 75th percentile TSR of the peer group and the Company’s TSR was greater than the median of the S&P 400 during the three-year measurement period.  Approximately 454 thousand shares of common stock were earned as of the vesting date, January 11, 2011.  Approximately 65 thousand shares were issued in 2008 by operation of the provisions of employment contracts for three senior executives whose employment with us was terminated.  Approximately 339 thousand shares of common stock were distributed in January 2011.  Approximately 115 thousand shares were cash settled upon the discretion of the Compensation Committee of the Board of Directors for approximately $4.1 million (pre-tax) in January 2011.  In all circumstances, restricted stock granted did not entitle the holder the right, or obligate the Company, to settle the restricted stock in cash.

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

        The following table summarizes the components of our stock-based compensation related to our restricted stock grants with market conditions recognized in our financial statements for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Cost of goods sold	$ -	$42	$ -	$93
Selling, general and administrative	-	383	-	841
Total, pre-tax	$ -	$425	$ -	$934
Tax effect of stock-based compensation	-	(162)	-	(355)
Total, net of tax	$ -	$263	$ -	$579

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	242	$24.78
Granted	97	36.54
Vested	(339)	25.95
Forfeited	-	-
Non-vested balance at June 30, 2011	$ -	$ -	$ -

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 was as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Cost of goods sold	$257	$11	$934	$21
Selling, general and administrative	28	98	104	189
Total, pre-tax	$285	$109	$1,038	$210
Tax effect of stock-based compensation	(108)	(41)	(394)	(80)
Total, net of tax	$177	$68	$644	$130

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2010	72	$28.13
Granted	104	35.60
Vested	(17)	27.71
Forfeited	(2)	28.04
Awards outstanding at June 30, 2011	157	$33.12	$5,176

As of June 30, 2011, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $3.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.2 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  Employees purchased three thousand shares during the three-month period ended June 30, 2011 and three thousand shares during the three-month period ended June 30, 2010.  Employees purchased six thousand shares during the six-month period ended June 30, 2011 and six thousand shares during the six-month period ended June 30, 2010.

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three-year service period.  Our CAGR was below 4% from January 1, 2011.  Through June 30, 2011, we recognized $268 thousand of expense associated with this plan.

Mr. LePore will not be eligible to participate in our annual long-term incentive programs during the three-year term of his new employment agreement.  Instead, in January 2011, Mr. LePore was granted an equity award consisting of restricted stock units with a total grant date economic value of approximately $1.85 million.  The units will vest on the earlier of (a) the expiration of Mr. LePore’s employment term on December 31, 2013, (b) the date that a change of control (as defined in the agreement) occurs, or (c) the date of an eligible earlier termination of Mr. LePore’s employment term in accordance with the provisions of the agreement.    The related share-based compensation expense is being recorded over the three-year term of the new employment agreement, which is the vesting period.  The fair value of restricted stock units was based on the market value of our common stock on the date of grant.

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

Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC (“Gavis”), an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages.  Gavis asserts claims against certain Edict shareholders for fraudulent inducement in connection with Gavis’s 2009 decision to sell its equity interest in Edict; against Edict and certain Edict shareholders for breach of contract; and against us for tortious interference with contract for entering into our agreement to acquire Edict.  The defendants have filed motions to dismiss the lawsuit and have agreed by stipulation to delay closing our acquisition of Edict until the Court renders a ruling on the plaintiff’s preliminary injunction motion, scheduled for hearing on August 3, 2011.  The defendants’ motions to dismiss have been scheduled for hearing on September 16, 2011.  We intend to vigorously defend this lawsuit and pursue our defenses and counterclaims against Gavis.

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

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On May 13, 2011, oral argument was held before the Court of Appeal and we currently await the Court’s decision.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (“Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

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

On May 27, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC (in error, subsequently amended to Par) in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents.  On April 25, 2011, we filed our final appeal brief and await an oral hearing date for the appeal.  We intend to defend all of these actions vigorously.

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

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  On July 1, 2011, we, along with plaintiffs and co-defendants, submitted the joint pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  We intend to appeal that decision.  Expert discovery closed July 5, 2011, and the close of fact discovery has been scheduled by the Court for August 5, 2011.  A Markman hearing has been scheduled for August 15, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a June 30, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’ motion for summary judgment dismissing UCB’s claims and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  On June 6, 2011, our case was consolidated in the same Court with that of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on September 7, 2012; and set a “trial-ready” date of February 19, 2013.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  On June 8, 2011, we filed our answer to UCB’s counterclaims and submitted our joint Rule 26(f) report with the court on July 18, 2011.  We intend to vigorously prosecute this action against UCB.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pre-trial proceedings.  The case brought by the state of Mississippi will be litigated in the Chancery Court of Rankin County, Mississippi.  The other cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On April 27, 2011, we reached a settlement in principle to resolve claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law for $154,000 thousand. Upon execution of definitive settlement documents and government and court approvals, the settlement will resolve a lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement in principal will eliminate the majority of the alleged damages asserted against us in the various drug pricing litigations and removes all trials that had been scheduled to date. On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $195,400 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of June 30, 2011, in connection with the April 27, 2011 settlement in principal and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the second quarter of 2011, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We believe that our marketing of Megace® ES has complied with all applicable laws and we have provided, or are in the process of providing, documents in response to this subpoena to the Department of Justice and will continue to cooperate with the Department of Justice in this inquiry if called upon to do so.  Investigations of this type often result in settlements, including monetary amounts based on an agreed upon percentage of sales of the product at issue in the investigation.

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

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Par Pharmaceutical	$202,449	$231,938	$412,193	$503,977
Strativa	21,739	23,536	44,947	43,429
Total revenues	$224,188	$255,474	$457,140	$547,406

Gross margin:
Par Pharmaceutical	$83,994	$73,621	$176,554	$142,064
Strativa	15,032	17,838	32,125	32,905
Total gross margin	$99,026	$91,459	$208,679	$174,969

Operating income (loss):
Par Pharmaceutical	$51,845	$34,896	($80,901)	$80,918
Strativa	(34,038)	(10,748)	(39,854)	(13,434)
Total operating income (loss)	$17,807	$24,148	($120,755)	$67,484
Interest income	382	273	805	601
Interest expense	(150)	(918)	(301)	(1,826)
Provision (benefit) for income taxes	8,859	5,468	(20,587)	21,798
Income (loss) from continuing operations	$9,180	$18,035	($99,664)	$44,461

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Six months ended
Product	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$63,706	$119,596	$127,124	$302,887
Budesonide (Entocort® EC)	16,357	-	16,357	-
Sumatriptan succinate injection (Imitrex®)	15,284	17,463	31,983	34,747
Propafenone (Rythmol SR®)	13,311	-	35,350	-
Amlodipine and Benazepril HCl (Lotrel®)	12,505	-	30,675	-
Dronabinol (Marinol®)	8,118	7,183	14,989	11,274
Chlorpheniramine/Hydrocodone (Tussionex®)	7,022	-	19,701	-
Tramadol ER (Ultracet ER®)	5,873	5,676	11,954	10,962
Meclizine Hydrochloride (Antivert®)	4,562	9,398	9,437	19,552
Cholestyramine Powder (Questran®)	4,077	2,974	7,760	6,910
Nateglinide	3,815	3,470	8,120	4,988
Cabergoline (Dostinex®)	2,920	2,520	5,873	6,514
Methimazole (Tapazole®)	2,456	2,590	4,560	5,430
Clonidine TDS (Catapres TTS®)	-	26,290	4,793	44,751
Other (1)	33,398	31,679	66,583	51,709
Other product related revenues (2)	9,045	3,099	16,934	4,253
Total Par Pharmaceutical Revenues	$202,449	$231,938	$412,193	$503,977

Strativa
Megace® ES	$14,050	$15,493	$28,135	$29,291
Nascobal® Nasal Spray	6,274	4,407	10,152	8,002
OravigTM	1,027	-	1,776	-
Zuplenz®	263	-	485	-
Other product related revenues (2)	125	3,636	4,399	6,136
Total Strativa Revenues	$21,739	$23,536	$44,947	$43,429

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for six-month periods ended June 30, 2011 or June 30, 2010.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment related to a co-promotion arrangement with Solvay for Androgel® in 2010.   This co-promotion arrangement with Solvay was terminated in December 2010 for an associated $2 million payment.  During the six-month period ended June 30, 2011, Strativa earned $4.3 million of royalty income from its share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party.  Under the terms of the 2007 termination agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

During the six-month period ended June 30, 2010, we recognized a gain on the sale of product rights of $5,921 thousand, related to the sale of multiple ANDAs.

Note 17 - Research and Development Agreements:

In June 2008, through an exclusive licensing agreement with MonoSol Rx (“MonoSol”), Strativa acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®).  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted below.  The amendment provided for a reduction in future payments.  On July 2, 2010, the FDA approved Zuplenz®.  We paid MonoSol a total of $6,000 thousand as a result of the FDA approval.    Refer to Note 18 – “Restructuring Costs” for details of intangible asset impairment charges in the three months and six months ended June 30, 2011.

In December 2009, concurrently with the amendment of the Zuplenz® agreement noted above, Strativa entered into another exclusive licensing agreement with MonoSol to acquire the U.S. commercialization rights to MonoSol’s oral soluble film formulation of up to three potential new products.  Under this agreement, we made a one-time payment of $6,500 thousand, which was charged to research and development expense.  On May 24, 2010, Strativa and MonoSol reached a mutual decision to discontinue the development of the first product under the agreement.  On June 22, 2010, MonoSol delivered certain development results for the second product, triggering a 90-day option period during which Strativa could have elected to have MonoSol continue development of the second product.  Strativa did not elect to continue development of the second product.  During the two-year period ending December 9, 2011, Strativa had the right to elect to have Monosol develop a third product, however Strativa has declined to exercise such right.

In second quarter of 2010, Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5,500 thousand that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5,500 thousand based upon certain development activities, FDA approval, certain conditions and sales.  The first two $500 thousand milestones were achieved during the second and fourth quarter of 2010, and the resultant payments were expensed as research and development.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on any future sales.

Note 18 – Restructuring Costs:

In June 2011, we announced our plans to resize our branded products division Strativa Pharmaceuticals, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray. In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the condensed consolidated statements of operations for the three months and six months ended June 30, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of the resizing of our branded products division.

The following table summarizes the restructuring costs incurred by us in the second quarter of 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 30, 2011 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	-	-	-	(1,556)
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	$ -	($25,430)	$ -	($1,556)
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	$ -	($26,104)	$ -	($1,556)

 The total charge is related to the Strativa segment.  We expect that the liability amount at June 30, 2011 will result in cash expenditures during 2011.  The charges related to this plan to reduce the size of the Strativa business are reflected on the condensed consolidated statements of operations for the quarter ended June 30, 2011.

Note 19 – Pending Acquisition:

During the three months ended June 30, 2011, we entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals Private Limited, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.   The acquisition will be accounted for as a business combination under the guidance of FASB ASC 805 Business Combinations.  The operating results of Edict will be included in our consolidated financial results from the date of acquisition.  The operating results will be reflected as part of the Par Pharmaceutical segment.  We intend to fund the purchase from cash on hand.

Our purchase of Edict is subject to the Reserve Bank of India’s approval of certain terms in the definitive agreement and the satisfaction or waiver of other conditions to closing.  Our purchase of Edict also is subject to resolution of related litigation.  Refer to Note 14 – “Commitments, Contingencies and Other Matters” for further details.

Note 20 – Subsequent Event:

In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Elan Pharma International Limited’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce its patents, which expire in 2020 and 2024, respectively, as appropriate.

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

OVERVIEW

Par Pharmaceutical Companies, Inc. operates primarily in the United States as two business segments, our generic products division (“Par Pharmaceutical” or “Par”) for the development, manufacture and distribution of generic pharmaceuticals, and Strativa Pharmaceuticals (“Strativa Pharmaceuticals” or “Strativa”), our branded products division.

The introduction of new products that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products.  Par Pharmaceutical is an attractive business partner because of its strong commercialization track record and presence in the generic trade.  Par’s 2010 and year-to-date 2011 achievements included several product launches (generic versions of Zegerid®, Tussionex®, Accolate®, Rythmol SR®, Lotrel®, Entocort® EC), the filing of 10 ANDAs in conjunction with its development partners, and execution of several collaboration agreements to sustain the future generic pipeline.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  Our internal research and development targets high-value, first-to-file Paragraph IVs or first-to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partnering with technology based companies that can deliver similar product opportunities.  As of June 2011, we had 13 confirmed first-to-file product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of net sales) to our strategic partners.

To continue the development of our branded products division, Strativa Pharmaceuticals, we acquired the worldwide rights to Nascobal® Nasal Spray in 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Elan Pharma International Limited’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce its patents, which expire in 2020 and 2024, respectively, as appropriate.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our recently introduced branded products (e.g., Nascobal® Nasal Spray) and the successful development and commercialization of our future in-licensed branded product pipeline.

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

A number of provisions of healthcare reform have had and will continue to have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that impacted net revenues, gross margin and net income for the six months ended June 30, 2011 and 2010 include, but are not limited to the following (all items were effective January 1, 2010 unless otherwise noted):

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

•

Revisions to the AMP calculation, effective October 1, 2010.  This provision had a negligible impact on net revenues and gross margins for the six months ended June 30, 2011.

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

The market share calculation utilized to allocate the fee is to be calculated utilizing prior year’s sales statistics.  We currently estimate the impact of the pharmaceutical fee on our 2011 net income to be approximately $2 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities,

o

the volume of Strativa’s sales of branded products, and

o

our ability to share portions of this fee with partners under pre-existing and future distribution agreements.

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

For the six months ended June 30, 2011, the impact of healthcare reform resulted in a decrease of approximately $9.3 million to our net revenue, approximately $4.7 million to our gross margin, and approximately $4.0 million to our net income.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

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

In the six month period ended June 30, 2011, our generic business net revenues and gross margin were concentrated in a few products.  The top generic revenue products (metoprolol succinate ER (metoprolol), propafenone, amlodipine and benazepril HCl, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, budesonide, and meclizine) accounted for approximately 65% of our total consolidated revenues in the six month period ended June 30, 2011 and for approximately 52% of total consolidated gross margins in the six month period ended June 30, 2011.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  There had been two competitors marketing generic metoprolol until the fourth quarter of 2008, when those two companies stopped selling metoprolol due to violations of the FDA’s current Good Manufacturing Practices.  Throughout the first two quarters of 2009, we did not have competition for sales of the four SKUs (packaging sizes) of metoprolol that we sell, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Beginning in August 2009, however, we were no longer the sole distributor for two SKUs (25mg and 50mg).  As of April 15, 2010, Par was no longer the sole distributor for the 100mg and 200mg SKUs.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each entry of a competitor’s SKU into the market. In addition, another competitor received FDA approval for all four strengths of metoprolol on July 23, 2010 and our sales volume and unit price for metoprolol were adversely impacted by this second generic competitor.  Additional competitors on any or all of the four SKUs will result in significant additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins (including possible inventory write-downs) as compared to 2010.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

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

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  As of June 30, 2011, we believe we were the sole generic distributor of three SKUs with one competitor for a single SKU.  On August 1, 2011, an additional competitor launched a single SKU of sumatriptan.  We believe our future sales volume and unit price for sumatriptan will be adversely impacted by the additional competition.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset was $0.2 million at June 30, 2011 and will be amortized over approximately one year.

We marketed meclizine until the supplier of our active pharmaceutical ingredient (“API”) experienced an explosion at its manufacturing facility in early 2008.  Subsequently, we qualified a new API source and received the appropriate approval from the FDA of our ANDA to manufacture and market meclizine utilizing our new supplier.  We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in 2008.  From the beginning of 2009 to May 2010, we were the exclusive supplier of this generic product.  In June 2010, a competitor entered this market.   This new competition negatively impacted our sales and gross margins for meclizine.  Any additional competition could result in significant additional declines in sales volume and unit price, which may negatively impact our revenues and gross margins (including possible inventory write-downs) as compared to 2010.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  We believe we are one of two competitors in this market, with the other competitor being the authorized generic.  We manufacture and distribute this product.

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

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset was $1.0 million at June 30, 2011 and will be amortized over approximately three years.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL).  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB’s Tussionex®.  We participate in a profit sharing arrangement with Tris Pharma based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited into the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  In October 2010, UCB filed a complaint naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development as defendants.  The complaint alleged that Tris and its head of research and development misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which they were bound.  The complaint further alleges unfair competition against the defendants relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’s motion for summary judgment dismissing UCB’s claims and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs.

We began selling budesonide in June 2011 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.   We are one of two competitors in this market.  As the authorized generic distributor for budesonide, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 5 to 7 new ANDA filings during each of 2011, 2012 and 2013.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners currently have approximately 31 ANDAs pending with the FDA, which include 13 first-to-file opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing product portfolio (Megace® ES and Nascobal® Nasal Spray).  In addition, in the longer term, we will continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA, and immediately began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $1.8 million at June 30, 2011, and will be amortized over approximately two years.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products.    In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Elan Pharma International Limited’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce its patents, which expire in 2020 and 2024, respectively, as appropriate.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $44.5 million at June 30, 2011, and will be amortized over approximately 10 years.

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

In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of this resizing.

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

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
($ amounts in thousands)
Product	June 30, 2011	June 30, 2010	$ Change	June 30, 2011	June 30, 2010	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$63,706	$119,596	($55,890)	$127,124	$302,887	($175,763)
Budesonide (Entocort® EC)	16,357	-	16,357	16,357	-	16,357
Sumatriptan succinate injection (Imitrex®)	15,284	17,463	(2,179)	31,983	34,747	(2,764)
Propafenone (Rythmol SR®)	13,311	-	13,311	35,350	-	35,350
Amlodipine and Benazepril HCI (Lotrel®)	12,505	-	12,505	30,675	-	30,675
Dronabinol (Marinol®)	8,118	7,183	935	14,989	11,274	3,715
Chlorpheniramine/Hydrocodone (Tussionex®)	7,022	-	7,022	19,701	-	19,701
Tramadol ER (Ultracet ER®)	5,873	5,676	197	11,954	10,962	992
Meclizine Hydrochloride (Antivert®)	4,562	9,398	(4,836)	9,437	19,552	(10,115)
Cholestyramine Powder (Questran®)	4,077	2,974	1,103	7,760	6,910	850
Clonidine TDS (Catapres TTS®)	-	26,290	(26,290)	4,793	44,751	(39,958)
Other	42,589	40,259	2,330	85,136	68,641	16,495
Other product related revenues	9,045	3,099	5,946	16,934	4,253	12,681
Total Par Pharmaceutical Revenues	$202,449	$231,938	($29,489)	$412,193	$503,977	($91,784)

Strativa
Megace® ES	$14,050	$15,493	($1,443)	$28,135	$29,291	($1,156)
Nascobal® Nasal Spray	6,274	4,407	1,867	10,152	8,002	2,150
OravigTM	1,027	-	1,027	1,776	-	1,776
Zuplenz®	263	-	263	485	-	485
Other product related revenues	125	3,636	(3,511)	4,399	6,136	(1,737)
Total Strativa Revenues	$21,739	$23,536	($1,797)	$44,947	$43,429	$1,518

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Revenues:
Par Pharmaceutical	$202,449	$231,938	($29,489)	(12.7%)	90.3%	90.8%
Strativa	21,739	23,536	(1,797)	(7.6%)	9.7%	9.2%
Total revenues	$224,188	$255,474	($31,286)	(12.2%)	100.0%	100.0%

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Revenues:
Par Pharmaceutical	$412,193	$503,977	($91,784)	(18.2%)	90.2%	92.1%
Strativa	44,947	43,429	1,518	3.5%	9.8%	7.9%
Total revenues	$457,140	$547,406	($90,266)	(16.5%)	100.0%	100.0%

The decrease in generic segment revenues in the second quarter and year-to-date period of 2011 was primarily due to;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the second quarter and year-to-date period of 2011 can be attributed to a decrease in the volume of units sold (approximately 44% of total dollar decrease for second quarter 2011 and approximately 57% of total dollar decrease for the year-to-date period of 2011) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to decline in the future as more competitors enter this market.

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

The decreases above in the second quarter and year-to-date period of 2011 were tempered by;

•

The launches of budesonide in June 2011, propafenone and amlodipine and benazepril HCl in January 2011 and the launch of chlorpheniramine/hydrocodone in October 2010.

•

The increase of net sales of dronabinol, mainly due to volume increase.  Our only competitor in the dronabinol market continues to be the authorized generic.

•

The increase in “Other” Par Pharmaceutical second quarter and year-to-date period of 2011 revenues as compared to prior year periods was primarily driven by the launch of omeprazole in late June 2010, the launch of zafirlukast in November 2010, the launch of doxycycline capsules in June 2011, the net sales improvement of calcitonin nasal spray mainly due to a competitor’s supply issues that led to our market share gain, and the net sales improvement of tramadol APAP due to market share gains in second quarter of 2011.

•

Improved royalties primarily from the sales of diazepam, which launched in September 2010 and from the sales of fenofibrate both of which are included in Par Pharmaceutical second quarter and year-to-date period of 2011 “Other product related revenues”.

 Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 55% of our total product revenues for the six month period ended June 30, 2011 and approximately 75% of our total product revenues for the six month period ended June 30, 2010.  The decrease in the percentage is primarily driven by decreased revenues of metoprolol and clonidine combined with the launches of propafenone, amlodipine and benazepril HCl, and omeprazole.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The decrease in the Strativa segment revenues in the second quarter of 2011 was primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume tempered by a single digit increase in average net selling price as compared to the prior year comparable period.  The increase in the Strativa segment revenues in the year-to-date period of 2011 is primarily due to the continued growth of Nascobal® and the latter half of 2010 launches of OravigTM and Zuplenz®.  The year-to-date period increase was tempered by a net sales decrease of Megace® ES primarily due to lower volume and the decrease in other product related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010.

Strativa launched OravigTM in the third quarter of 2010 and Zuplenz® in the fourth quarter of 2010.  In connection with the launches, our direct customers ordered, and we shipped, OravigTM and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of OravigTM’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of OravigTM and Zuplenz®, we will recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the six month period ended June 30, 2011, we have recognized $1.8 million of OravigTM revenues and $0.5 million of revenues for Zuplenz® and deferred revenues of $0.5 million for OravigTM and deferred revenues of $0.6 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 18 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as OravigTM and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of the resizing of our branded products division.

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

Our gross revenues for the six month periods ended June 30, 2011 and June 30, 2010 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Six months ended
($ thousands)	June 30, 2011	Percentage of Gross Revenues	June 30, 2010	Percentage of Gross Revenues
Gross revenues	$721,841		$785,733

Chargebacks	(120,659)	16.7%	(100,377)	12.8%
Rebates and incentive programs	(51,408)	7.1%	(66,506)	8.5%
Returns	(15,543)	2.2%	(10,920)	1.4%
Cash discounts and other	(49,962)	6.9%	(38,548)	4.9%
Medicaid rebates and rebates due under other US Government pricing programs	(27,129)	3.8%	(21,976)	2.8%
Total deductions	(264,701)	36.7%	(238,327)	30.3%

Total revenues	$457,140	63.3%	$547,406	69.7%

The total gross-to-net adjustments as a percentage of sales increased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase in chargebacks, and cash discounts and other.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by higher chargeback rates for certain products that had limited or no competition in the comparable period in 2010 and a slight increase in the percentage of wholesaler sales, which earn a chargeback.

•

Returns:  the increase in the rate was driven by higher returns experienced for sumatriptan partially offset by a lower rate in 2010 derived from improvements in our historical return rate coupled with increased sales volume of products with lower than average return rates.

•

Cash discounts and other: the increase is primarily due to a change in customer mix, mainly for metoprolol, which resulted in higher price adjustments.

•

Rebates and incentive programs: the decrease in dollars was primarily driven by product mix, mainly metoprolol and clonidine, partially offset by the favorable impact of new product launches.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to the full year-to-date period impact of the March 2010 health care reform acts which led to higher Medicaid rebate rates and additional patients eligible for managed Medicaid benefits coupled with the Medicare Part D - Gap Coverage which was effective in the first quarter of 2011.

The following tables summarize the activity for the six months ended June 30, 2011 and June 30, 2010 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Six Months Ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($120,659)	$ -	(1)	$121,055	($19,086)
Rebates and incentive programs	(23,273)	(52,068)	660		51,402	(23,279)
Returns	(48,928)	(15,808)	265		10,420	(54,051)
Cash discounts and other	(16,606)	(49,605)	(357)		48,414	(18,154)
Total	($108,289)	($238,140)	$568		$231,291	($114,570)

Accrued liabilities (2)	($32,169)	($27,473)	$344		$27,150	($32,148)

	Six Months Ended June 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($100,300)	($77)	(1)	$100,510	($15,978)
Rebates and incentive programs	(39,938)	(65,310)	(1,196)	(3)	74,943	(31,501)
Returns	(39,063)	(11,490)	570		7,351	(42,632)
Cash discounts and other	(19,160)	(37,890)	(658)		41,744	(15,964)
Total	($114,272)	($214,990)	($1,361)		$224,548	($106,075)

Accrued liabilities (2)	($24,713)	($21,362)	($614)		$10,025	($36,664)

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	June 30,	June 30,		June 30,	June 30,
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$83,994	$73,621	$10,373	41.5%	31.7%
Strativa	15,032	17,838	(2,806)	69.1%	75.8%
Total gross margin	$99,026	$91,459	$7,567	44.2%	35.8%

The increase in Par Pharmaceutical gross margin dollars for the three months ended June 30, 2011 is primarily due to the launches of propafenone, amlodipine and benazepril HCl, budesonide, omeprazole and chlorpheniramine/hydrocodone, tempered by lower sales of metoprolol, clonidine, and meclizine.

The top sales volume generic products (metoprolol, propafenone, amlodipine and benazepril HCl, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, budesonide, and meclizine) accounted for approximately $49 million gross margin dollars and a margin percentage of approximately 33% for the second quarter of 2011.  For the second quarter of 2010, these top net revenue products (excluding budnesonide, propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone all of which launched after the second quarter of 2010) totaled approximately $39 million gross margin dollars with a margin percentage of approximately 25%.  The increase in the gross margin percentage in the second quarter of 2011 for the top sales volume generic products compared to the second quarter of 2010 is primarily due to the launches higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol.

Gross margin dollars related to all other Par generic revenues totaled approximately $35.2 million with a margin percentage of approximately 63% for the second quarter of 2011.  For the second quarter of 2010, gross margin dollars for all other generic revenues totaled approximately $34.6 million with a margin percentage of approximately 48%.  Gross margin dollars and gross margin percentage for these revenue streams were mainly improved by launch of omeprazole in late June 2010, royalties from the sales of diazepam, which launched in September 2010, and higher royalties from the sales of fenofibrate.

Strativa gross margin dollars decreased for the three months ended June 30, 2011, primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume tempered by the continued growth of Nascobal®.  As noted in “Restructuring costs” below, we also had commercial inventory write downs for product no longer a priority for our remaining Strativa sales force.

	Six months ended
				Percentage of Total Revenues
	June 30,	June 30,		June 30,	June 30,
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$176,554	$142,064	34,490	42.8%	28.2%
Strativa	32,125	32,905	(780)	71.5%	75.8%
Total gross margin	$208,679	$174,969	$33,710	45.6%	32.0%

 The increase in Par Pharmaceutical gross margin dollars for the six months ended June 30, 2011 is primarily due to the launches of propafenone, amlodipine and benazepril HCl, budesonide, omeprazole and chlorpheniramine/hydrocodone, tempered by lower sales of metoprolol, clonidine, and meclizine.

The top sales volume generic products (metoprolol, propafenone, amlodipine and benazepril HCl, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, budesonide, and meclizine) accounted for approximately $109 million gross margin dollars and a margin percentage of approximately 36% for the year-to-date period of 2011.  For the year-to-date period of 2010, these top net revenue products (excluding budesonide, propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone all of which launched after the year-to-date period of 2010) totaled approximately $84 million gross margin dollars with a margin percentage of approximately 22%.  The increase in the gross margin percentage in the year-to-date period of 2011 for the top sales volume generic products compared to the year-to-date period of 2010 is primarily due to the launches of higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol.

Gross margin dollars related to all other Par generic revenues totaled approximately $68 million with a margin percentage of approximately 59% for the year-to-date period of 2011.  For the year-to-date period of 2010, gross margin dollars for all other generic revenues totaled approximately $59 million with a margin percentage of approximately 47%.  Gross margin dollars and gross margin percentage for these revenue streams were mainly improved by launch of omeprazole in late June 2010, royalties from the sales of diazepam, which launched in September 2010, and higher royalties from the sales of fenofibrate.

Strativa gross margin dollars decreased for the six months ended June 30, 2011, primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume tempered by the continued growth of Nascobal®.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Research and development:
Par Pharmaceutical	$7,634	$22,189	($14,555)	(65.6%)	3.8%	9.6%
Strativa	443	471	(28)	(5.9%)	2.0%	2.0%
Total research and development	$8,077	$22,660	($14,583)	(64.4%)	3.6%	8.9%

Par Pharmaceutical:

The decrease in Par Pharmaceutical research and development expense for the three month period ended June 30, 2011 is principally comprised of the following components:

•

a net $15.8 million decrease in outside development costs driven by the non-recurrence of an $11.0 million up-front payment related to the acquisition of an ANDA from a third party in the prior year period and the non-recurrence of a $6.0 million up-front payment to acquire the rights and obligations of a collaboration product in development in the prior year period.  Both payments were expensed as incurred during the three month period ended June 30, 2010.

•

a net $0.6 million increase in biostudy and material costs, related to the ongoing development of generic products.

Strativa:

Strativa research and development principally reflects FDA filing fees for the three months ended June 30, 2011 and June 30, 2010.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Research and development:
Par Pharmaceutical	$17,711	$26,275	($8,564)	(32.6%)	4.3%	5.2%
Strativa	1,076	1,037	39	3.8%	2.4%	2.4%
Total research and development	$18,787	$27,312	($8,525)	(31.2%)	4.1%	5.0%

Par Pharmaceutical:

The decrease in Par’s research and development expense for the six month period ended June 30, 2010 is driven by a net $15.0 million decrease in outside development costs driven by the non-recurrence of the aforementioned $17 million of up-front expenditures incurred in the prior year, tempered by a $5.4 million increase in biostudy and material costs and a $0.8 million increase in employment costs related to the ongoing development of generic products.

 Strativa:

Strativa research and development principally reflects FDA filing fees for the six months ended June 30, 2011 and June 30, 2010.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Selling, general and administrative:
Par Pharmaceutical	$24,515	$20,750	$3,765	18.1%	12.1%	8.9%
Strativa	21,641	28,115	(6,474)	(23.0%)	99.5%	119.5%
Total selling, general and administrative	$46,156	$48,865	($2,709)	(5.5%)	20.6%	19.1%

The net decrease in SG&A expenditures principally reflects:

•

a $4.6 million reduction in direct Strativa selling costs driven by lower marketing expenditures across all products and the non-recurrence of certain pre-launch activities incurred in the prior year period related to Zuplenz® and OravigTM;

•

the non-recurrence of $2.6 million of one-time severance charges related to second quarter 2010 executive terminations; tempered by,

•

$2.7 million of incremental legal costs driven by ANDA litigation activities, business development matters, and the Department of Justice matter, and,

•

$1.0 million of accrued expense related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the 2011 provisions of last year’s U.S. healthcare reform.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2011	June 30, 2010	$ Change	% Change	June 30, 2011	June 30, 2010
Selling, general and administrative:
Par Pharmaceutical	$49,183	$39,798	$9,385	23.6%	11.9%	7.9%
Strativa	43,918	50,302	(6,384)	(12.7%)	97.7%	115.8%
Total selling, general and administrative	$93,101	$90,100	$3,001	3.3%	20.4%	16.5%

The net increase in SG&A expenditures principally reflects:

•

$7.7 million of incremental legal costs driven by AWP litigation, ANDA litigation activities, business development matters, and the Department of Justice matter;

•

$1.1 million of accrued expense related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the 2011 provisions of last year’s U.S. healthcare reform;

•

higher accounting fees related to business development activities of approximately $0.5 million; tempered by,

•

a $5.6 million reduction in direct Strativa selling costs driven by lower marketing expenditures across all products and the non-recurrence of certain pre-launch activities incurred in the prior year period related to Zuplenz® and OravigTM;

•

lower one-time severance charges of approximately $2.1 million.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
Settlements and loss contingencies, net	$ -	($4,068)	$190,560	($4,006)

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

Restructuring costs

In June 2011, we announced our plans to resize our branded products division, Strativa Pharmaceuticals, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the condensed consolidated statements of operations for the quarter ended June 30, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of the resizing of our branded products division.

The following table summarizes the restructuring costs incurred by us in the second quarter of 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of June 30, 2011 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	-	-	-	(1,556)
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	$ -	($25,430)	$ -	($1,556)
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	$ -	($26,104)	$ -	($1,556)

 The total charge related to the Strativa segment.  We expect that the liability amount at June 30, 2011 will result in cash expenditures during 2011.  The charges related to this plan to reduce the size of the Strativa business are reflected on the condensed consolidated statements of operations for the quarter ended June 30, 2011.

Gain on Sale of Product Rights and other

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
Gain on sale of product rights and other	$ -	$146	$ -	$5,921

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

In addition, we recognized a gain on the sale of product rights of $0.9 million during the six-month period ended June 30, 2010, related to the sale of multiple ANDAs.

Operating (Loss) Income

	Three months ended
	June 30,	June 30,
($ in thousands)	2011	2010	$ Change
Operating (loss) income:
Par Pharmaceutical	$51,845	$34,896	$16,949
Strativa	(34,038)	(10,748)	(23,290)
Total operating (loss) income	$17,807	$24,148	($6,341)

For the three months ended June 30, 2011, the decrease in our operating income as compared to prior year was primarily due to restructuring costs associated with the second quarter reorganization of our Strativa segment tempered by an increase in gross margin from our Par Pharmaceutical segment coupled with a decrease in research and development expenditures.

	Six months ended
	June 30,	June 30,
($ in thousands)	2011	2010	$ Change
Operating (loss) income:
Par Pharmaceutical	($80,901)	$80,918	($161,819)
Strativa	(39,854)	(13,434)	(26,420)
Total operating (loss) income	($120,755)	$67,484	($188,239)

The decrease in our operating income in the six month period ended June 30, 2011 as compared to the prior year was primarily due to the first quarter AWP settlement in principal related accruals and restructuring costs associated with the second quarter reorganization of our Strativa segment tempered by an increase in gross margin from our Par Pharmaceutical segment.

Interest Income

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
Interest income	$382	$273	$805	$601

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
Interest expense	($150)	($918)	($301)	($1,826)

Interest expense in the three and six month period ended June 30, 2011, was principally comprised of amortization of deferred financing costs relating to our October 1, 2010 Credit Agreement.  We have not drawn on the revolving credit facility as of the date of this Quarterly Report on Form 10-Q.

Interest expense in the three and six month period ended June 30, 2010, related to our senior subordinated convertible notes which matured on September 30, 2010.

Income Taxes

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
(Benefit) provision for income taxes	$8,859	$5,468	($20,587)	$21,798
Effective tax rate	49%	23%	17%	33%

The provisions (benefit) were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 9 – “Income Taxes”).  The effective tax rate for the three months ended June 30, 2011 is increased by a charge for a change in valuation of our net deferred tax asset resulting from favorable state law changes enacted during the quarter.  The effective tax rate for the six months ended June 30, 2011 is reduced by our estimate of the portion of legal settlements and settlement in principal in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee.

Discontinued Operations

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
($ in thousands)	2011	2010	2011	2010
Provision for income taxes	$127	($360)	$253	($232)
Loss from discontinued operations	($127)	$360	($253)	$232

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Six months ended
June 30,
($ in thousands)	2011
Cash and cash equivalents at beginning of period	$218,674
Net cash provided by operating activities	100,140
Net cash used in investing activities	(17,447)
Net cash provided by financing activities	5,644
Net increase in cash and cash equivalents	$88,337
Cash and cash equivalents at end of period	$307,011

Cash provided by operations for the six months ended June 30, 2011, reflects increased gross margin dollars generated from revenues coupled with inventory draw downs and timing of outflows to distribution partners tempered by inflows from customers (net accounts receivables growth) relative to net revenue activity.  Cash flows used by investing activities were primarily driven by capital expenditures and the net investment in available for sale debt securities.  Cash provided by financing activities in the six month period ended June 30, 2011 mainly represented the proceeds from stock option exercises coupled with excess tax benefits on share-based compensation as actual tax benefits exceeded projected benefit as the value of vested restricted shares exceeded their grant date value tempered by the payment of withholding taxes related to the vesting of restricted shares coupled with the partial cash settlement of restricted stock grants with market vesting conditions.

Our working capital, current assets minus current liabilities, of $319 million at June 30, 2011 decreased approximately $46 million from $365 million at December 31, 2010, which primarily reflects the AWP settlement in principal related accruals at June 30, 2011 tempered by the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.96x at June 30, 2011 compared to 4.28x at December 31, 2010.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Six months ended
	June 30,	June 30,
($ in thousands)	2011	2010
Cash received from customers, royalties and other	$469,018	$598,271
Cash paid for inventory	(71,007)	(66,222)
Cash paid to employees	(74,778)	(45,850)
Cash paid to all other suppliers and third parties	(215,015)	(361,290)
Interest received (paid), net	1,042	346
Income taxes paid, net	(9,120)	(21,003)
Net cash provided by operating activities	$100,140	$104,251

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The decrease in net cash provided by operating activities for the year-to-date period of 2011 as compared to the prior year comparable period can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower net revenues for metoprolol.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 31 ANDAs pending with the FDA, including 13 first-to-file opportunities.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

Effective October 1, 2010, we also entered into a $75 million unsecured credit facility with JP Morgan as Administrative Agent and US Bank as Syndication Agent.  The credit facility has an accordion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $25 million under certain circumstances.  The credit facility expires on October 1, 2013.  We had no borrowings under the credit facility as of June 30, 2011.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

The payment of the $154 million settlement in principal for certain Average Wholesale Prices (“AWP”) matters (specifically, claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs) in the second half of 2011.  In addition on June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23 million.  The related payment of these settlements in principle are expected to be made in 2011.

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

•

Cash paid to BioAlliance of $20 million in the second quarter of 2010 as a result of the FDA approval of OravigTM.   In June 2011, we decided to reduce our marketing efforts for this product as part of plans to resize Strativa.  Refer to Note 18 – “Restructuring Costs” for further details.

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

•

2011 capital expenditures are expected to total approximately $15 million, approximately $6 million of which had been incurred as of June 30, 2011.

•

We entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals Private Limited, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.  Our purchase of Edict is subject to the Reserve Bank of India’s approval of certain terms in the definitive agreement and the satisfaction or waiver of other conditions to closing.  Our purchase of Edict also is subject to resolution of related litigation.  Refer to Note 14 – “Commitments, Contingencies and Other Matters” for further details.

•

Expenditures related to current business development and product acquisition activities.  As of June 30, 2011, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $14 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $50 million as of June 30, 2011 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $50 million during the first two months of the third quarter of 2011.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol and budesonide, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

We believe that we will be able to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows that, along with existing cash, cash equivalents and available for sale securities, will allow us to meet our financial obligations over the foreseeable future.  We expect to continue to fund our operations, including our research and development activities, capital projects, in-licensing product activity and obligations under our existing distribution and development arrangements discussed herein, out of our working capital.  Our future business or product acquisitions may require additional debt and/or equity financing; there can be no assurance that we will be able to obtain any such additional financing when needed on acceptable or favorable terms.

Stock Repurchase Program

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the first quarter of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2011.  The repurchase program has no expiration date.

Analysis of available for sale debt securities held as of June 30, 2011

In addition to our cash and cash equivalents, we had approximately $39 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of June 30, 2011.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Par Pharmaceutical and Strativa businesses, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of June 30, 2011

The dollar values of our material contractual obligations and commercial commitments as of June 30, 2011 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2011	2012 to	2014 to	2016 and
	Obligations		2013	2015	thereafter	Other
AWP settlements in principal	$177,000	$177,000	$ -	$ -	$ -	$ -
Operating leases	12,253	1,730	6,271	3,977	275	-
Fees related to credit facility	591	131	459	-	-	-
Purchase obligations (1)	101,663	101,663	-	-	-	-
Long-term tax liability (2)	41,905	-	-	-	-	41,905
Severance payments	2,334	1,860	474	-	-	-
Other	698	698	-	-	-	-
Total obligations	$336,444	$283,082	$7,204	$3,977	$275	$41,905

 (1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At June 30, 2011 of the total purchase obligations, approximately $18 million related to sumatriptan and approximately $14 million related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2011, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

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

Subsequent Events

In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Elan Pharma International Limited’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce its patents, which expire in 2020 and 2024, respectively, as appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 30, 2011 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.2 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at June 30, 2011 and December 31, 2010 ($ amounts in thousands):

	June 30,	December 31,
	2011	2010
Securities issued by government agencies	$5,003	$ -
Corporate bonds	33,649	27,866
Available for sale marketable debt securities	$38,652	$27,866

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2011.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC (“Gavis”), an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages.  Gavis asserts claims against certain Edict shareholders for fraudulent inducement in connection with Gavis’s 2009 decision to sell its equity interest in Edict; against Edict and certain Edict shareholders for breach of contract; and against us for tortious interference with contract for entering into our agreement to acquire Edict.  The defendants have filed motions to dismiss the lawsuit and have agreed by stipulation to delay closing our acquisition of Edict until the Court renders a ruling on the plaintiff’s preliminary injunction motion, scheduled for hearing on August 3, 2011.  The defendants’ motions to dismiss have been scheduled for hearing on September 16, 2011.  We intend to vigorously defend this lawsuit and pursue our defenses and counterclaims against Gavis.

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

We entered into a licensing agreement with developer Paddock Laboratories, Inc. (“Paddock”) to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s (“Unimed”) product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement (the “Paddock litigation”).  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the Paddock litigation was resolved by a settlement and license agreement that terminates all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted Par’s motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On July 20, 2009, we filed a motion to dismiss the FTC’s case and on September 1, 2009, we filed a motion to dismiss the private plaintiffs’ cases in the U.S. District Court for the Northern District of Georgia, and on February 23, 2010, the Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On May 13, 2011, oral argument was held before the Court of Appeal and we currently await the Court’s decision.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. ("IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (“Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigation between plaintiffs and us and IPC in view of settlement agreements reached by the parties.  The settlement agreement terms are confidential.

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

On May 27, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC (in error, subsequently amended to Par) in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the Court of Appeals for the Federal Circuit, appealing the District Court’s decision. On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents.  On April 25, 2011, we filed our final appeal brief and await an oral hearing date for the appeal.  We intend to defend all of these actions vigorously.

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

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 9, 2011.  Trial has yet to be rescheduled.  On July 1, 2011, we, along with plaintiffs and co-defendants, submitted the joint pre-trial order.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.

We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  We intend to appeal that decision.  Expert discovery closed July 5, 2011, and the close of fact discovery has been scheduled by the Court for August 5, 2011.  A Markman hearing has been scheduled for August 15, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a June 30, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   We intend to defend this action vigorously.

On October 4, 2010, UCB Manufacturing, Inc. (“UCB”) filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’ motion for summary judgment dismissing UCB’s claims and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  On June 6, 2011, our case was consolidated in the same Court with that of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on September 7, 2012; and set a “trial-ready” date of February 19, 2013.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  On June 8, 2011, we filed our answer to UCB’s counterclaims and submitted our joint Rule 26(f) report with the court on July 18, 2011.  We intend to vigorously prosecute this action against UCB.

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

The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On April 27, 2011, we reached a settlement in principle to resolve claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law for $154,000 thousand. Upon execution of definitive settlement documents and government and court approvals, the settlement will resolve a lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement in principal will eliminate the majority of the alleged damages asserted against us in the various drug pricing litigations and removes all trials that had been scheduled to date. On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $195,400 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of June 30, 2011, in connection with the April 27, 2011 settlement in principal and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  During the second quarter of 2011, we continued to engage the respective Attorneys General, the USOPM and the Department of Justice, led by the U.S. Attorneys in the Northern District of Illinois, in discussions concerning these allegations, and we will continue to cooperate if called upon to do so.

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We believe that our marketing of Megace® ES has complied with all applicable laws and we have provided, or are in the process of providing, documents in response to this subpoena to the Department of Justice and will continue to cooperate with the Department of Justice in this inquiry if called upon to do so.  Investigations of this type often result in settlements, including monetary amounts based on an agreed upon percentage of sales of the product at issue in the investigation.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed, other than as set forth below.  The risks described below and in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

Consummation of our acquisition of Edict Pharmaceuticals will subject us to risks and uncertainties that could adversely affect our business, financial position and results of operations and could cause a decline in the market value of our common stock.

On May 23, 2011, we announced our entry into a definitive agreement to purchase privately-held Edict Pharmaceuticals Pvt. Ltd. (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals.  Closing of the acquisition is subject to regulatory approvals and resolution of related litigation (refer to Note 14 – “Commitments, Contingencies and Other Matters” for further details).  Assuming we receive the necessary approvals, closing of our acquisition of Edict will subject us to numerous risks that could adversely affect our business, financial position and results of operations and could cause a decline in the market value of our common stock, including without limitation the following.

Upon closing of our acquisition of Edict, we will be subject to risks associated with doing business internationally.

Upon the consummation of the acquisition of Edict, we expect that some of our drug products will be developed and/or manufactured at Edict’s facility in India.  We have little or no experience in establishing and running foreign operations.  We will face certain risks inherent in the establishment of foreign operations, many of which will be beyond our control.  These risks include, among other things:

•

geopolitical risks, terrorism, and changing economic conditions and political instability;

•

foreign currency exchange rates and the impact of shifts in the U.S. and local economies on those rates;

•

maintaining compliance with, and unexpected changes in, U.S. and foreign laws and regulations applicable to our international operations, including quality standards and other certification requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws that prohibit corrupt payments to governmental officials;

•

the protection of our intellectual property;

•

the ability to provide sufficient working capital to a foreign subsidiary and to effectively and efficiently supply an international facility with the required personnel, equipment and materials;

•

import/export license requirements, tariffs, customs, duties and other trade barriers; and

•

difficulties in coordinating and managing foreign operations.

We may not be able to successfully manage these risks or avoid their effects, and our foreign operations may not produce the strategic benefits that we anticipate.  Any of these risks could have a material adverse effect on our business, financial condition and results of operations.

Upon closing of our acquisition of Edict, we will own and operate (through Edict) a facility located in India, and we will be subject to regulatory, economic, social and political uncertainties in India, which could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Upon consummation of our acquisition of Edict, we will be subject to certain risks associated with having (through Edict) a portion of our assets and operations located in India.  Edict’s operations in India may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies; any reversal of India’s recent economic liberalization and deregulation policies; as well as social stability and political, economic or diplomatic developments affecting India in the future.  India has, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries.  Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

In addition, India is known to have experienced governmental corruption to some degree and, in some circumstances, anti-bribery laws may conflict with some local customs and practices.  As a result of our policy to comply with the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.

Upon closing of our acquisition of Edict, we will have increased exposure to tax liabilities, including foreign tax liabilities.

As a corporation with a subsidiary in India, we will be subject to income taxes as well as non-income based taxes, in both the United States and India.  Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.  Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate following the Edict acquisition.

In addition, we will have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross border arrangements among any foreign subsidiary in relation to various aspects of our business, including research and development activities and manufacturing.  Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase.  This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Additionally, acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses.  These risks include, but are not limited to:

•

difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities;

•

difficulties in assimilating the personnel, operations and products of an acquired company, and the potential loss of key employees;

•

difficulties in consolidating information technology platforms, business applications and corporate infrastructure;

•

difficulties in integrating our corporate culture with local customs and cultures;

•

possible overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses;

•

the diversion of management’s attention from other business concerns; and

•

risks and challenges of entering or operating in markets in which we have limited or no prior experience, including the unanticipated effects of export controls, exchange rate fluctuations, foreign legal and regulatory requirements, and foreign political and economic conditions.

As a result of acquiring businesses, we may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing.  Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.  These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending June 30, 2011

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2011 through April 30, 2011	105	N/A	-	-
May 1, 2011 through May 31, 2011	573	N/A	-	-
June 1, 2011 through June 30, 2011	1,631	N/A	-	1,320,770
Total	2,309	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2011.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 2,309 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $32.98 at June 30, 2011.

ITEM 6.  EXHIBITS

10.1       Amendment to the Par Pharmaceutical Companies, Inc. Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan, effective May 17, 2011 (filed herewith). ***

10.2

Share Purchase Agreement by and among Par Pharmaceutical, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011(filed herewith).*

31.1

Certification of the Principal Executive Officer (filed herewith).

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). **

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). **

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of cash flows, and (iv) the notes to the unaudited condensed consolidated financial statements.

*

Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

*** This exhibit constitutes a compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  August 3, 2011

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1       Amendment to the Par Pharmaceutical Companies, Inc. Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan, effective May 17, 2011 (filed herewith).

10.2

Share Purchase Agreement by and among Par Pharmaceutical, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011(filed herewith).

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

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of cash flows, and (iv) the notes to the unaudited condensed consolidated financial statements.