Form 10-Q
period 2011-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-11-02
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of October 25, 2011: 36,497,366

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2011 and

December 31, 2010

3

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010

4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

48

Item 4.

 Controls and Procedures

  49

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  49

Item 1A.

Risk Factors

54

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

57

Item 6.

Exhibits

57

SIGNATURES

58

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$225,969	$218,674
Available for sale marketable debt securities	30,861	27,866
Accounts receivable, net	98,103	95,705
Inventories	80,986	72,580
Prepaid expenses and other current assets	22,537	17,660
Deferred income tax assets	31,005	26,037
Income taxes receivable	37,864	18,605
Total current assets	527,325	477,127

Property, plant and equipment, net	69,665	71,980
Intangible assets, net	63,424	95,467
Goodwill	63,729	63,729
Other assets	6,495	5,441
Non-current deferred income tax assets, net	55,451	69,488
Total assets	$786,089	$783,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,551	$23,956
Payables due to distribution agreement partners	53,473	25,310
Accrued salaries and employee benefits	11,660	16,397
Accrued government pricing liabilities	39,824	32,169
Accrued legal fees	7,296	7,084
Accrued legal settlements	37,800	-
Accrued expenses and other current liabilities	6,056	6,674
Total current liabilities	177,660	111,590

Long-term liabilities	44,791	43,198
Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,662,618 and 38,872,663 shares	394	389
Additional paid-in capital	394,468	373,764
Retained earnings	251,140	329,129
Accumulated other comprehensive (loss) income	(21)	137
Treasury stock, at cost 3,180,643 and 2,970,573 shares	(82,343)	(74,975)
Total stockholders' equity	563,638	628,444
Total liabilities and stockholders’ equity	$786,089	$783,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues:
Net product sales	$208,865	$226,131	$644,672	$763,148
Other product related revenues	6,492	8,309	27,825	18,698
Total revenues	215,357	234,440	672,497	781,846
Cost of goods sold	130,253	131,146	378,714	503,583
Gross margin	85,104	103,294	293,783	278,263
Operating expenses:
Research and development	9,610	10,145	28,397	37,457
Selling, general and administrative	35,762	50,302	128,863	140,402
Settlements and loss contingencies, net	-	2,312	190,560	(1,694)
Restructuring costs	-	-	26,986	-
Total operating expenses	45,372	62,759	374,806	176,165
Gain on sale of product rights and other	-	79	-	6,000
Operating income (loss)	39,732	40,614	(81,023)	108,098
Gain on marketable securities and other investments, net	-	3,567	-	3,567
Interest income	160	341	965	942
Interest expense	(150)	(928)	(451)	(2,754)
Income (loss) from continuing operations before provision for income taxes	39,742	43,594	(80,509)	109,853
Provision (benefit) for income taxes	17,687	12,933	(2,900)	34,731
Income (loss) from continuing operations	22,055	30,661	(77,609)	75,122
Discontinued operations:
Provision (benefit) for income taxes	127	127	380	(105)
(Loss) income from discontinued operations	(127)	(127)	(380)	105
Net income (loss)	$21,928	$30,534	($77,989)	$75,227

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.61	$0.89	($2.16)	$2.20
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$0.61	$0.89	($2.17)	$2.20

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$0.60	$0.86	($2.16)	$2.12
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$0.60	$0.86	($2.17)	$2.12

Weighted average number of common shares outstanding:
Basic	36,143	34,310	35,875	34,117
Diluted	36,774	35,684	35,875	35,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	($77,989)	$75,227
Deduct: (Loss) gain from discontinued operations, net of tax	(380)	105
(Loss) income from continuing operations	(77,609)	75,122
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	9,160	(3,884)
Resolution of tax contingencies	-	(3,750)
Non-cash interest expense	-	1,571
Depreciation and amortization	17,994	21,080
Intangible asset impairments	24,226	-
Allowances against accounts receivable	8,092	(3,869)
Share-based compensation expense	7,813	11,824
Tax deficiency on exercises of stock options	(392)	-
Loss on disposal of fixed assets	111	60
Other, net	782	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(10,490)	58,715
(Increase) decrease in inventories	(8,406)	4,066
Increase in prepaid expenses and other assets	(5,931)	(4,637)
Increase in accounts payable, accrued expenses and other liabilities	38,818	21,437
Increase (decrease) in payables due to distribution agreement partners	28,163	(33,181)
(Increase) decrease in income taxes receivable/payable	(18,458)	3,736
Net cash provided by operating activities	13,873	148,290
Cash flows from investing activities:
Capital expenditures	(7,621)	(8,736)
Purchases of intangibles	(850)	(41,500)
Purchases of available for sale debt securities	(26,026)	(33,202)
Proceeds from maturity and sale of available for sale marketable debt securities	22,000	29,865
Net cash used in investing activities	(12,497)	(53,573)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	10,029	10,325
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	253	254
Excess tax benefits on share-based compensation	7,138	203
Purchase of treasury stock	(7,368)	(2,202)
Reductions in principal due to maturity and repurchases of senior subordinated convertible notes	-	(47,746)
Cash settlement of share-based compensation	(4,133)	(139)
Net cash provided by (used in) financing activities	5,919	(39,305)
Net increase in cash and cash equivalents	7,295	55,412
Cash and cash equivalents at beginning of period	218,674	121,668
Cash and cash equivalents at end of period	$225,969	$177,080
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	($347)	$38,428
Interest paid	$265	$1,372
Non-cash transactions:
Capital expenditures incurred but not yet paid	$277	$593

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 are unaudited.  In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2010 was derived from the Company’s audited consolidated financial statements included in the 2010 Annual Report on Form 10-K.

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

Note 2 – Pending Acquisitions:

During the three months ended June 30, 2011, we entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals Private Limited (referred to as “Edict” or “Edict Pharmaceuticals”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.   The pending acquisition will be accounted for as a business combination under the guidance of FASB ASC 805 Business Combinations.  The operating results of Edict will be included in our consolidated financial results from the date of acquisition.  The operating results will be reflected as part of the Par Pharmaceutical segment.  We intend to fund the purchase from cash on hand.

Our purchase of Edict is subject to the Reserve Bank of India’s (“RBI”) approval of certain terms in the acquisition agreement and the satisfaction or waiver of other conditions to closing.  On August 11, 2011, we received RBI approval, which is subject to certain stipulations with respect to certain terns of our acquisition agreement.  On October 25, 2011, we entered into an amendment of our acquisition agreement, which we submitted to the RBI on October 28, 2011, seeking final RBI approval.  Our purchase of Edict also is subject to resolution of related litigation.  On October 20, 2011, we entered into a settlement agreement with the parties to the litigation enabling us to move forward with the closing of the Edict acquisition.  Refer to Note 14 – “Commitments, Contingencies and Other Matters” for further details.  We expect to complete this transaction by the end of the year.

During the three months ended September 30, 2011, we entered into a definitive agreement to purchase Anchen Incorporated and its subsidiary, Anchen Pharmaceuticals (collectively referred to as “Anchen” or “Anchen Pharmaceuticals”), a privately-held specialty pharmaceutical company focused on developing and commercializing extended release and niche generic products, for $410 million in cash.  The pending acquisition will be accounted for as a business combination under the guidance of FASB ASC 805 Business Combinations.  The operating results of Anchen will be included in our consolidated financial results from the date of acquisition.  The operating results will be reflected as part of the Par Pharmaceutical segment.  We intend to finance the transaction with cash on hand and a $350 million five-year term loan.  Refer to Note 10, “Senior Credit Facility” for further details.  Our purchase of Anchen is subject to customary conditions and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  We expect to complete this transaction by the end of the year.

Note 3 - Available for Sale Marketable Debt Securities:

At September 30, 2011 and December 31, 2010, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at September 30, 2011 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$30,895	$43	($77)	$30,861

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of September 30, 2011.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$27,654	$213	($1)	$27,866

The following is a summary of the contractual maturities of our available for sale debt securities at September 30, 2011 ($ amounts in thousands):

	September 30, 2011
		Estimated Fair
	Cost	Value
Less than one year	$17,798	$17,751
Due between 1-2 years	11,025	11,012
Due between 2-5 years	2,072	2,098
Total	$30,895	$30,861

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	September 30, 2011	Level 1	Level 2	Level 3
Corporate bonds (Note 3)	$30,861	$ -	$30,861	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	September 30,	December 31,
	2011	2010

Gross trade accounts receivable	$214,485	$203,995
Chargebacks	(17,847)	(19,482)
Rebates and incentive programs	(28,629)	(23,273)
Returns	(54,828)	(48,928)
Cash discounts and other	(15,078)	(16,606)
Allowance for doubtful accounts	-	(1)
Accounts receivable, net	$98,103	$95,705

Allowance for doubtful accounts	Nine months ended
	September 30,	September 30,
	2011	2010
Balance at beginning of period	($1)	($3)
Additions – charge to expense	-	(4)
Adjustments and/or deductions	1	-
Balance at end of period	$ -	($7)

The following tables summarize the activity for the nine months ended September 30, 2011 and the nine months ended September 30, 2010,  in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Nine Months Ended September 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($185,832)	$ -	(1)	$187,467	($17,847)
Rebates and incentive programs	(23,273)	(83,824)	660		77,808	(28,629)
Returns	(48,928)	(22,946)	265		16,781	(54,828)
Cash discounts and other	(16,606)	(74,612)	(357)		76,497	(15,078)
Total	($108,289)	($367,214)	$568		$358,553	($116,382)

Accrued liabilities (2)	($32,169)	($43,223)	$346		$35,222	($39,824)

	Nine Months Ended September 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($160,146)	($77)	(1)	$158,090	($18,244)
Rebates and incentive programs	(39,938)	(96,901)	(1,196)	(3)	106,802	(31,233)
Returns	(39,063)	(17,358)	437		10,941	(45,043)
Cash discounts and other	(19,160)	(64,236)	(1,974)	(4)	69,491	(15,879)
Total	($114,272)	($338,641)	($2,810)		$345,324	($110,399)

Accrued liabilities (2)	($24,713)	($30,048)	($614)		$20,249	($35,126)

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

(4)

During the third quarter of 2010, the Company settled a customer dispute related to the January 2009 metoprolol price increase. As a result, the Company recorded an additional reserve of $1,100 thousand.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 56% of our net product sales were derived from the wholesale distribution channel for the three months ended September 30, 2011 and approximately 71% for the three months ended September 30, 2010.  Approximately 59% of our net product sales were derived from the wholesale distribution channel for the nine months ended September 30, 2011 and approximately 60% for the nine months ended September 30, 2010.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

In 2011, Par launched propafenone, amlodipine and benazepril HCl, and budesonide.  As is customary and in the ordinary course of business, our revenue that has been recognized for these product launches included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Strativa launched Oravig® (miconazole) buccal tablets in the third quarter of 2010 and launched Zuplenz® (ondansetron) oral soluble film in the fourth quarter of 2010.  Oravig® was supplied to us by BioAlliance and Zuplenz® was supplied to us by MonoSol.  In connection with the launches, our direct customers ordered, and we shipped, Oravig®and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of Oravig®’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of Oravig® and Zuplenz®, we recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the nine month period ended September 30, 2011, we have recognized $2,253 thousand of revenues for Oravig® and $721 thousand of revenues for Zuplenz® and deferred revenues of $264 thousand for Oravig® and deferred revenues of $482 thousand for Zuplenz®, related to product that has been shipped to customers but not yet prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2011.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 18 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as Oravig® and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol Rx, as part of the resizing of our branded products division.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

Major Customers – Gross Accounts Receivable

	September 30,	December 31,
	2011	2010
McKesson Corporation	26%	25%
Cardinal Health, Inc.	17%	21%
CVS Caremark	17%	14%
AmerisourceBergen Corporation	13%	12%
Other customers	27%	28%
Total gross accounts receivable	100%	100%

Note 6 - Inventories:

($ amounts in thousands)

	September 30,	December 31,
	2011	2010
Raw materials and supplies	$33,492	$20,445
Work-in-process	6,538	4,498
Finished goods	40,956	47,637
	$80,986	$72,580

Inventory write-offs (inclusive of pre-launch inventories detailed below)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Inventory write-offs	$1,742	$103	$2,752	$4,327

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  Pre-launch inventories at September 30, 2011 were comprised of generic products in development.

The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	September 30,	December 31,
	2011	2010
Raw materials and supplies	$5,905	$3,578
Work-in-process	440	673
Finished goods	877	3,207
	$7,222	$7,458

Write-offs of pre-launch inventories

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Pre-launch inventory write-offs, net of partner allocation	$887	$121	$887	$184

Note 7 – Property, Plant and Equipment, net:

($ amounts in thousands)

	September 30,	December 31,
	2011	2010
Land	$1,882	$1,882
Buildings	28,113	27,930
Machinery and equipment	54,288	52,032
Office equipment, furniture and fixtures	5,904	5,752
Computer software and hardware	46,530	46,065
Leasehold improvements	12,315	12,137
Construction in progress	5,829	2,905
	154,861	148,703
Accumulated depreciation and amortization	(85,196)	(76,723)
	$69,665	$71,980

Depreciation and amortization expense related to property, plant and equipment

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Depreciation and amortization expense	$3,064	$3,081	$9,328	$9,848

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	September 30,	December 31,
	2011	2010
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $11,400 and $7,980	$43,321	$46,741
BioAlliance Licensing Agreement, net of accumulated amortization of $1,399 and $559	-	19,441
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	15,000
MonoSol Rx Licensing Agreement, net of accumulated amortization of $350 and $125	-	5,875
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $8,659 and $7,433	1,341	2,567
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,568 and $9,026	1,265	1,807
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $2,850 and $2,525	834	1,159
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,391 and $770	709	1,330
Spectrum Development and Marketing Agreement, net of accumulated amortization of $24,913 and $24,254	87	746
Other intangible assets, net of accumulated amortization of $6,756 and $5,947	867	801
	$63,424	$95,467

   We recorded amortization expense related to intangible assets of $8,666 thousand for the nine months ended September 30, 2011 and $11,233 thousand for the nine months ended September 30, 2010.  The majority of this amortization expense was included in cost of goods sold. We also recorded $24,226 thousand of intangible asset impairment charges in the nine months ended September 30, 2011.   The impairment charges were included in “Restructuring costs” on the condensed consolidated statements of operations for the nine months ended September 30, 2011.  Refer to Note 18 – “Restructuring Costs” for further details.

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

In April 2010, the FDA approved Oravig®, an antifungal therapy for the treatment of oropharyngeal candidiasis, an opportunistic infection commonly found in immunocompromised patients, including those with HIV and cancer.  Under the terms of Strativa’s exclusive U.S. license agreement with BioAlliance, we paid BioAlliance $20,000 thousand in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize Oravig®, which was supplied by BioAlliance, during the third quarter of 2010.  In June 2011, we decided to reduce our marketing efforts for this product as part of plans to resize Strativa.  We also reduced our Strativa workforce by a total of approximately 90 people and we recorded intangible asset impairment charges as part of this strategic assessment.  Refer to Note 18 – “Restructuring Costs” for further details.

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

Estimated Amortization Expense for Existing Intangible Assets at September 30, 2011

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after September 30, 2011.

($ amounts in thousands)

Estimated
Amortization
Expense
2011 (remainder)	$2,297
2012	7,233
2013	5,446
2014	4,667
2015	4,605
2016 and thereafter	39,176
$63,424

As of September 30, 2011, we did not note any business circumstances or events that would indicate any of our remaining net intangible assets were impaired.

Note 9 - Income Taxes:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Provision (benefit) for income taxes	$17,687	$12,933	($2,900)	$34,731
Effective tax rate	45%	30%	4%	32%

The effective tax rate for the three months ended September 30, 2011 is higher than the statutory rate principally due to our estimate of the portion of corporate acquisition transaction costs which may not be tax deductible and by the non-deductibility of our portion of the annual pharmaceutical manufacturer’s fee.  In addition to these factors, the effective tax rate for the nine months ended September 30, 2011 is impacted by a change in valuation of our net deferred tax asset resulting from favorable state law changes enacted during the second quarter and our estimate of the portion of legal settlements in the year which may not be tax deductible.  For purpose of determining our tax benefit for the nine months ended September 30, 2011, certain Average Wholesale Prices litigation matters had been treated as a discreet event in the three months ended March 31, 2011 under the provisions of ASC 740, Income Taxes.  Current deferred income tax assets at September 30, 2011 and December 31, 2010 consisted of temporary differences primarily related to accounts receivable reserves.  Non-current deferred income tax assets at September 30, 2011 and December 31, 2010 consisted of timing differences primarily related to intangible assets, stock options, severance, and depreciation.

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

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of September 30, 2011, we had $44.0 million included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.  We believe that it is reasonably possible that approximately $22.3 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

Note 10 - Senior Credit Facility:

In connection with our pending acquisition of Anchen, a privately-held specialty pharmaceutical company, we intend to enter into a new credit agreement (the "New Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior credit facilities to be comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350,000 thousand and a five-year Revolving Credit Facility in an initial amount of $100,000 thousand.  We intend to use the proceeds of the Term Loan Facility, together with cash on hand, to finance the pending acquisition of Anchen, and the proceeds of the Revolving Credit Facility would be available for general corporate purposes.  Refer to Note 2 “Pending Acquisitions” for further details related to our pending acquisition of Anchen.

We expect that the New Agreement will contain customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   We anticipate that the New Agreement will also contain various customary covenants that, in certain instances, would restrict our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in acquisitions of other companies, products or product lines or mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances in or to other companies; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, we expect that the New Agreement will require us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.  While initially unsecured, we could be obligated to secure our obligations under the New Agreement should our leverage ratio exceed a predetermined threshold for two consecutive quarters.  All obligations under the New Agreement will be guaranteed by our material domestic subsidiaries, including Par Pharmaceutical, Inc.

We anticipate that the interest rates payable under the New Agreement will be based on defined published rates plus an applicable margin.  We will be obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  We expect that the New Agreement to include an accordion feature pursuant to which we would be able to increase the amount available to be borrowed by up to an additional $150,000 thousand under certain circumstances.  We expect repayment of the proceeds of the Term Loan Facility to be due in quarterly installments over the term of the New Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Agreement.  The New Agreement would expire in five years.

We expect that the New Agreement will replace our existing $75,000 thousand unsecured credit facility.  We had no borrowings under the existing unsecured credit facility as of September 30, 2011 or December 31, 2010.  We incurred approximately $450 thousand in expenses associated with our existing unsecured credit facility during the nine-month period ended September 30, 2011.

Note 11 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Gain/(Loss) accounts during the nine-month period ended September 30, 2011 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income/(Loss)
Balance, December 31, 2010	38,873	$389	$373,764	$137
Unrealized loss on available for sale securities, net of tax	-	-	-	(158)
Exercise of stock options	653	7	10,022	-
Net excess tax benefit from share-based compensation	-	-	6,748	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	253	-
Forfeitures of restricted stock	(33)	-	-	-
Issuances of restricted stock	170	(2)	1	-
Cash settlement of share-based compensation	-	-	(4,133)
Compensatory arrangements (a)	-	-	7,813	-
Balance, September 30, 2011	39,663	$394	$394,468	($21)

(a) Share-based compensation expense includes equity-settled awards only.

Comprehensive Income (Loss)	Three months ended		Nine months ended
($ amounts in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010

Net income (loss)	$21,928	$30,534	($77,989)	$75,227
Other comprehensive income (loss) :
Unrealized (loss) gain on marketable securities, net of tax	(89)	39	(158)	(199)
Add: reclassification adjustment for net losses included in net income, net of tax	-	-	-	-
Comprehensive income (loss)	$21,839	$30,573	($78,147)	$75,028

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the year-to-date period of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2011.  The repurchase program has no expiration date.

Note 12 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2011	2010	2011	2010

Income (loss) from continuing operations	$22,055	$30,661	($77,609)	$75,122

Provision (benefit) for income taxes from discontinued operations	127	127	380	(105)
(Loss) income from discontinued operations	(127)	(127)	(380)	105
Net income (loss)	$21,928	$30,534	($77,989)	$75,227

Basic:
Weighted average number of common shares outstanding	36,143	34,310	35,875	34,117

Income (loss) from continuing operations	$0.61	$0.89	($2.16)	$2.20
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss) per share of common stock	$0.61	$0.89	($2.17)	$2.20

Assuming dilution:
Weighted average number of common shares outstanding	36,143	34,310	35,875	34,117
Effect of dilutive securities	631	1,374	-	1,293
Weighted average number of common and common equivalent shares outstanding	36,774	35,684	35,875	35,410

Income (loss) from continuing operations	$0.60	$0.86	($2.16)	$2.12
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss) per share of common stock	$0.60	$0.86	($2.17)	$2.12

Outstanding options of 954 thousand as of September 30, 2011 and 1,636 thousand as of September 30, 2010 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the nine months ended September 30, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-

dilutive.  The effect of dilutive securities would have been 650 thousand on weighted average number of common shares outstanding for the nine months ended September 30, 2011.

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

As of September 30, 2011, there were approximately 4.7 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At September 30, 2011, approximately 0.3 million shares remain available under such plans for restricted stock and restricted stock unit grants.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Risk-free interest rate	-	2.1%	2.2%	3.0%
Expected life (in years)	-	6.3	5.2	6.3
Expected volatility	-	44.4%	44.6%	45.1%
Dividend	-	0%	0%	0%

No stock options were granted during the three months ended September 30, 2011.

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

The following is a summary of the weighted average per share fair value of options granted in the three-month and nine-month periods ended September 30, 2011 and September 30, 2010.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Weighted average per share fair value of options granted	$ -	$12.45	$15.42	$13.30

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Cost of goods sold	$97	$133	$347	$403
Selling, general and administrative	863	1,200	3,116	4,252
Total, pre-tax	$960	$1,333	$3,463	$4,655
Tax effect of share-based compensation	(355)	(507)	(1,281)	(1,769)
Total, net of tax	$605	$826	$2,182	$2,886

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,132	$26.23
Granted	222	36.45
Exercised	(653)	15.35
Forfeited	(379)	27.34
Balance at September 30, 2011	2,322	$30.11	5.7	$10,531
Exercisable at September 30, 2011	1,335	$36.46	4.0	$3,110
Vested and expected to vest at September 30, 2011	2,283	$30.26	5.2	$10,239

 Total fair value of shares vested ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Total fair value of shares vested	$345	$1,138	$4,273	$3,972

As of September 30, 2011, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $7.0 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 1.8 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 was as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Cost of goods sold	$127	$168	$435	$513
Selling, general and administrative	1,144	1,513	3,916	4,999
Total, pre-tax	$1,271	$1,681	$4,351	$5,512
Tax effect of stock-based compensation	(470)	(639)	(1,610)	(2,095)
Total, net of tax	$801	$1,042	$2,741	$3,417

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	496	$19.52
Granted	73	36.27
Vested	(208)	21.08
Forfeited	(33)	18.43
Non-vested balance at September 30, 2011	328	$22.37	$8,743

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2010	23	$27.68
Granted	74	36.36
Vested	(28)	28.62
Forfeited	-	-
Non-vested restricted stock unit balance at September 30, 2011	69	$36.47	$1,843
Vested awards not issued	166	$22.26	$4,423
Total restricted stock unit balance at September 30, 2011	235	$26.44	$6,266

 As of September 30, 2011, the total compensation cost related to all non-vested restricted stock and restricted stock units granted to employees but not yet recognized was approximately $6.3 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.3 years.

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

At the grant date, the effect of the market conditions on the restricted stock issued to certain employees was reflected in their fair value.  The restricted stock grants with market conditions were valued using a Monte Carlo simulation.  The Monte Carlo simulation estimated the fair value based on the expected term of the award, risk-free interest rate, expected dividends, and the expected volatility for the Company, our peer group, and the S&P 400.  The expected term was estimated based on the vesting period of the awards (3 years), the risk-free interest rate was based on the yield on the Federal Reserve treasury rate with a maturity matching the vesting period (2.6%).  The expected dividends were assumed to be zero.  Volatility was based on historical volatility over the expected term (40%).  Restricted stock that included multiple market conditions had a grant date fair value per restricted share of $24.78.

        The following table summarizes the components of our stock-based compensation related to our restricted stock grants with market conditions recognized in our financial statements for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Cost of goods sold	$ -	$40	$ -	$133
Selling, general and administrative	-	352	-	1,193
Total, pre-tax	$ -	$392	$ -	$1,326
Tax effect of stock-based compensation	-	(149)	-	(504)
Total, net of tax	$ -	$243	$ -	$822

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	242	$24.78
Granted	97	36.54
Vested	(339)	25.95
Forfeited	-	-
Non-vested balance at September 30, 2011	$ -	$ -	$ -

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 was as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Cost of goods sold	$1	$12	$107	$33
Selling, general and administrative	3	108	935	297
Total, pre-tax	$4	$120	$1,042	$330
Tax effect of stock-based compensation	(1)	(46)	(386)	(125)
Total, net of tax	$3	$74	$656	$205

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2010	72	$28.13
Granted	108	35.43
Vested	(17)	27.71
Forfeited	(17)	32.19
Awards outstanding at September 30, 2011	146	$33.09	$3,909

As of September 30, 2011, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $2.6 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.0 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  At September 30, 2011, approximately 0.7 million shares remain available under the Program.

(Shares in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Shares purchased by employees	3	4	9	10

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three-year service period.  Our CAGR was below 4% from January 1, 2011.  Through September 30, 2011, we recognized $145 thousand of expense associated with this plan.

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

Note 14 - Commitments, Contingencies and Other Matters:

Legal Proceedings

Unless otherwise indicated in the details provided below, we cannot predict with certainty the outcome or the effects of the litigations described below.  The outcome of these litigations could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies; however, unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  From time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in the best interests of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material effect on our results of operations, cash flows or financial condition.

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

Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited (referred to as “Edict” or “Edict Pharmaceuticals”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC (“Gavis”), an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages (the “Gavis Litigation”).  Gavis asserts claims against certain Edict shareholders for fraudulent inducement in connection with Gavis’s 2009 decision to sell its equity interest in Edict; against Edict and certain Edict shareholders for breach of contract; and against us for tortious interference with contract for entering into our agreement to acquire Edict.  The defendants filed motions to dismiss the Gavis Litigation and agreed by stipulation to delay closing our acquisition of Edict until the Court renders a ruling on the plaintiff’s preliminary injunction motion, which was heard on August 3, 2011.  Since August 15, 2011, the Gavis Litigation has been voluntarily stayed by stipulation of the parties pending the outcome of settlement discussions.  On October 20, 2011, the parties entered into a Settlement Agreement & Mutual Release and Covenant Not to Sue enabling us to move forward with the closing of the acquisition.  Under the terms of the Settlement Agreement, on the date that we close our acquisition of Edict: (a) an Edict shareholder will pay a portion of the closing proceeds to Gavis, (b) the parties will file with the Court a Stipulation of Dismissal with Prejudice dismissing all claims under the Gavis Litigation and (c) the parties will execute and deliver a Mutual Release and Covenant Not to Sue.  The Settlement Agreement will become null and void in the event (i) our Share Purchase Agreement with Edict is terminated or (ii) our closing of the Edict acquisition does not occur within 60 days of execution of the Settlement Agreement (i.e., December 19, 2011).

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO Board of Appeals regarding the ’981 patent.  On March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.   On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. (collectively "IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (“Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigations in view of settlement agreements reached by the parties and the cases were terminated pursuant to a stipulation of dismissal on May 10, 2010.  The settlement agreement terms are confidential.

On March 25, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision.  On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents, which decision AstraZeneca appealed January 14, 2011.  On May 23, 2011, we filed our opening appeal brief in the second action and an oral hearing has been scheduled for November 7, 2011.  On April 25, 2011, we filed our final appeal brief in the first action and an oral hearing was conducted October 5, 2011.  We intend to defend all of these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011. We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.  On September 29, 2011, we filed our final reply brief with the Court in the first action.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 27, 2011.  On July 1, 2011, the parties submitted the joint pre-trial order.  Trial in this action is scheduled for November 2, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the Federal Circuit May 20, 2011.   Expert discovery closed July 5, 2011, and fact discovery closed on August 5, 2011.  The court rescheduled the Markman hearing calendared for this case and it was held on October 18, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a June 30, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   Mediation took place under the supervision of the Court on September 20, 2011.  We intend to defend this action vigorously.

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

On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011 and our case was consolidated with those for the other defendants Actavis, Impax, and Wockhardt on September 26, 2011.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  On June 6, 2011, our case was consolidated in the same Court with that of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on September 7, 2012; and set a “trial-ready” date of February 19, 2013.  On September 23, 2011 our case was formally consolidated with those of the other defendants and our new trial date is December 10, 2012.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  On June 8, 2011, we filed our answer to UCB’s counterclaims and submitted our joint Rule 26(f) report with the court on July 18, 2011.  On August 22, 2011, the parties entered into a stipulated dismissal of the case pursuant to a settlement agreement that allowed Par to launch its generic levetiracetam extended release product on September 13, 2011 subject to certain confidential conditions.

On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan) filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another against the same company in the U.S. District Court for the Northern District of Illinois on September 2, 2011.  In both complaints, we and Elan allege infringement of U.S. Patent No. 7,101,576 (expiration 4/22/2024) in view of the notice letter we received from TWi stating that TWi had filed an ANDA, accompanied by a Paragraph IV certification, seeking approval for a generic version of Megace ES®.  We are at present aware of no other generic filers.  We intend to prosecute this infringement case vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  The remaining cases will likely be litigated in the state or federal courts in which they

were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On August 24, 2011, we settled claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law, for $154,000 thousand.  The settlement resolved the lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement eliminated the majority of the alleged damages asserted against us in the various drug pricing litigations and, with the exception of South Carolina, removed all trials that had been scheduled.  An order of dismissal in the South Carolina action is expected in the near future.  We paid the $154,000 thousand settlement amount during the third quarter of 2011.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The Mississippi suit was settled on September 1, 2011 for $3,600 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of September 30, 2011, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011 alleging claims for violations of the Federal False Claims Act and common law fraud.  We intend to vigorously defend this lawsuit.

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

Declaratory Judgment

On October 14, 2011, we filed a declaratory complaint and a motion for preliminary injunction in the U.S. District Court for the District of Columbia seeking to preserve our First Amendment right to provide truthful information to physicians and other healthcare providers about the FDA-approved, on-label use of Megace® ES.

Other

We are, from time to time, a party to certain other litigations, including product liability litigations.  We believe that these litigations are part of the ordinary course of our business and that their ultimate resolution will not have a material effect on our condensed consolidated financial statements. We intend to defend or, in cases where we are the plaintiff, to prosecute these litigations vigorously.

Note 15 – Discontinued Operations – Related Party Transaction:

In January 2006, we divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  In 2011 and 2010, we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  The results of FineTech operations are classified as discontinued for all periods presented because we have no continuing involvement in FineTech.

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

  The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Par Pharmaceutical	$195,452	$209,747	$607,646	$713,724
Strativa	19,905	24,693	64,851	68,122
Total revenues	$215,357	$234,440	$672,497	$781,846

Gross margin:
Par Pharmaceutical	$71,641	$84,734	$248,195	$226,798
Strativa	13,463	18,560	45,588	51,465
Total gross margin	$85,104	$103,294	$293,783	$278,263

Operating income (loss):
Par Pharmaceutical	$42,141	$51,409	($38,760)	$132,327
Strativa	(2,409)	(10,795)	(42,263)	(24,229)
Total operating income (loss)	$39,732	$40,614	($81,023)	$108,098
Gain on marketable securities and other investments, net	-	3,567	-	3,567
Interest income	160	341	965	942
Interest expense	(150)	(928)	(451)	(2,754)
Provision (benefit) for income taxes	17,687	12,933	(2,900)	34,731
Income (loss) from continuing operations	$22,055	$30,661	($77,609)	$75,122

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Nine months ended
Product	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$67,509	$97,360	$194,634	$400,247
Budesonide (Entocort® EC)	20,551	-	36,908	-
Propafenone (Rythmol SR®)	18,083	-	53,432	-
Sumatriptan succinate injection (Imitrex®)	16,795	18,315	48,777	53,062
Dronabinol (Marinol®)	7,208	9,073	22,197	20,347
Tramadol ER (Ultracet ER®)	6,280	5,546	18,233	16,508
Chlorpheniramine/Hydrocodone (Tussionex®)	4,854	-	24,555	-
Amlodipine and Benazepril HCl (Lotrel®)	4,467	-	35,143	-
Meclizine Hydrochloride (Antivert®)	3,859	6,219	13,295	25,771
Omeprazole (Zegerid®)	3,853	13,508	11,037	14,085
Cholestyramine Powder (Questran®)	3,789	4,850	11,549	11,761
Nateglinide (Starlix®)	3,213	5,960	11,333	10,948
Cabergoline (Dostinex®)	2,998	3,221	8,871	9,735
Clonidine TDS (Catapres TTS®)	-	7,848	5,225	52,599
Other (1)	25,801	32,402	89,331	88,963
Other product related revenues (2)	6,192	5,445	23,126	9,698
Total Par Pharmaceutical Revenues	$195,452	$209,747	$607,646	$713,724

Strativa
Megace® ES	$14,228	$16,806	$42,362	$46,097
Nascobal® Nasal Spray	4,665	4,922	14,816	12,924
Oravig®	477	101	2,253	101
Zuplenz®	235	-	721	-
Other product related revenues (2)	300	2,864	4,699	9,000
Total Strativa Revenues	$19,905	$24,693	$64,851	$68,122

(1) The further detailing of revenues of the other approximately 60 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for nine-month periods ended September 30, 2011 or September 30, 2010.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment related to a co-promotion arrangement with Solvay for Androgel® in 2010.   This co-promotion arrangement with Solvay was terminated in December 2010 for an associated $2 million payment.  During the nine-month period ended September 30, 2011, Strativa earned $4.3 million of royalty income from its share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party.  Under the terms of the 2007 termination agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

During the nine-month period ended September 30, 2010, we recognized a gain on the sale of product rights of $6,000 thousand, related to the sale of multiple ANDAs.

Note 17 - Research and Development Agreements:

In June 2008, through an exclusive licensing agreement with MonoSol Rx (“MonoSol”), Strativa acquired the U.S. commercialization rights to MonoSol’s oral soluble film formulation of ondansetron (Zuplenz®).  In December 2009, the parties amended the agreement to modify the terms of future milestone and royalty payments and concurrently entered into another agreement noted below.  The amendment provided for a reduction in future payments.  On July 2, 2010, the FDA approved Zuplenz®.  We paid MonoSol a total of $6,000 thousand as a result of the FDA approval.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  Refer to Note 18 – “Restructuring Costs” for details of intangible asset impairment charges in the nine months ended September 30, 2011.

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

In the second quarter of 2010, Par acquired the rights and obligations of a collaboration arrangement for a product currently in development for an up-front payment of $5,500 thousand that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5,500 thousand based upon certain development activities, FDA approval, certain conditions and sales.  The first two $500 thousand milestones were achieved during the second and fourth quarter of 2010, and the resultant payments were expensed as research and development.  Par will participate in a profit sharing arrangement with its third party collaboration partner based on any future sales.

Note 18 – Restructuring Costs:

In June 2011, we announced our plans to resize our branded products division Strativa Pharmaceuticals, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the condensed consolidated statements of operations for the nine months ended September 30, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

The following table summarizes the restructuring costs incurred by us in the second quarter of 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of September 30, 2011 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	1,291	-	-	(265)
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	$1,291	($25,430)	$ -	($265)
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	$1,291	($26,104)	$ -	($265)

 The total charge is related to the Strativa segment.  We expect that the liability amount at September 30, 2011 will result in cash expenditures during 2011.  The charges related to this plan to reduce the size of the Strativa business are reflected on the condensed consolidated statements of operations for the nine months ended September 30, 2011.

Note 19 – Recent Accounting Pronouncements:

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

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity, as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The requirements of this ASU will be applicable to any future business acquisitions we complete.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the Codification allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the Codification in this ASU are effective for us for fiscal years and interim periods within those years, beginning after December 15, 2011.

The FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This amendment of Codification will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment includes a number of examples of events and circumstances for an entity to consider in conducting the qualitative assessment.  This amendment to the Codification is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

Note 20 – Subsequent Event:

 On October 18, 2011, we announced that we acquired rights to three products from Teva Pharmaceuticals in connection with Teva’s acquisition of Cephalon.  Under terms of the agreement, Par will own the ANDAs of fentanyl citrate lozenges, a generic version of Actiq®, and cyclobenzaprine ER capsules, the generic version of Amrix®, as well as the U.S. rights to market modafinil tablets, the generic version of Provigil®.  Par is currently shipping to the trade all strengths of fentanyl citrate lozenges that were previously available from Teva.  Cyclobenzaprine ER capsules and modafinil tablets were not previously marketed by Teva and are not yet available.  We paid $24 million to acquire fentanyl citrate lozenges and modafinil tablets.  We would also be obligated to pay up to an additional $1 million milestone upon the launch of cyclobenzaprine ER capsules depending on timing of our launch relative to other market competitors.  We will complete the allocation of cost among the products acquired and the recording of any related intangible assets and any amounts to be expensed during the fourth quarter of 2011.

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

The introduction of new products that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products.  Par Pharmaceutical is an attractive business partner because of its strong commercialization track record and presence in the generic trade.  Par’s 2010 and year-to-date 2011 achievements included several product launches (generic versions of Zegerid®, Tussionex®, Accolate®, Rythmol SR®, Lotrel®, Entocort® EC), the filing of 10 ANDAs in conjunction with its development partners, and execution of several collaboration agreements to sustain the future generic pipeline.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  Our internal research and development targets high-value, first-to-file Paragraph IVs or first-to-market product opportunities.  Externally, we intend to concentrate on acquiring assets and/or partnering with technology based companies that can deliver similar product opportunities.  As of September 30, 2011, we had 13 confirmed first-to-file product opportunities, exclusive of any first-to-file product opportunities that would be obtained from the pending acquisitions of Anchen and Edict.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of net sales) to our strategic partners.

Strativa Pharmaceuticals acquired the worldwide rights to Nascobal® Nasal Spray in 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce Elan’s patents, which expire in 2020 and 2024, respectively, as appropriate.

Sales and gross margins of our products depend principally on (i) the introduction of other generic and brand products in direct competition with our products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our recently introduced branded product (Nascobal® Nasal Spray) and the successful development and commercialization of our future in-licensed branded product pipeline.

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

A number of provisions of healthcare reform have had and will continue to have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that impacted net revenues, gross margin and net income for the nine months ended September 30, 2011 and 2010 include, but are not limited to the following (all items were effective January 1, 2010 unless otherwise noted):

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

•

Revisions to the AMP calculation, effective October 1, 2010.  This provision had a negligible impact on net revenues and gross margins for the nine months ended September 30, 2011.

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

The market share calculation utilized to allocate the fee is to be calculated utilizing prior year’s sales statistics.  We currently estimate the impact of the pharmaceutical fee on our 2011 net income to be approximately $2.3 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities,

o

the volume of Strativa’s sales of branded products, and

o

our ability to share portions of this fee with partners under pre-existing and future distribution agreements.

•

A new 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded and authorized generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).   The 2011 impact of this provision on the gross margin of Par is estimated to be approximately $3 million to $4 million and Strativa is estimated to be less than $0.8 million.

•

Additionally, monthly weighted average AMP by therapeutic class and retail price surveys were published September 2011.   It is not practical to forecast the impact of this provision on 2011 net revenues or gross margin.

For the nine months ended September 30, 2011, the impact of healthcare reform resulted in a decrease of approximately $14.9 million to our net revenue, approximately $6.4 million to our gross margin, and approximately $7.1 million to our net income.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

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

In the nine month period ended September 30, 2011, our generic business net revenues and gross margin were concentrated in a few products.  The top generic revenue products (metoprolol succinate ER (metoprolol), propafenone, amlodipine and benazepril HCl, sumatriptan, chlorpheniramine/hydrocodone, dronabinol, tramadol ER, budesonide, and meclizine) accounted for approximately 66% of our total consolidated revenues in the nine month period ended September 30, 2011 and for approximately 52% of total consolidated gross margins in the nine month period ended September 30, 2011.

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

In the fourth quarter of 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  As of September 30, 2011, we believe we were the sole generic distributor of three SKUs with one competitor for a single SKU.  On August 1, 2011, an additional competitor launched a single SKU of sumatriptan.  We believe our future sales volume and unit price for sumatriptan may be adversely impacted by the additional competition.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset was $0.1 million at September 30, 2011 and will be amortized over approximately one year.

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

In the third quarter of 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, on sales of dronabinol with SVC Pharma LP, an affiliate of Rhodes Technologies.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset was $0.8 million at September 30, 2011 and will be amortized over approximately two years.

On October 5, 2010, we announced that our licensing partner, Tris Pharma, Inc., had received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL).  Hydrocodone polistirex and chlorpheniramine polistirex (CIII) ER oral suspension is a generic version of UCB Manufacturing, Inc.’s (“UCB”) Tussionex®.  We participate in a profit sharing arrangement with Tris Pharma based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited for the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  In October 2010, UCB filed a complaint naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development as defendants.  The complaint alleged that Tris and its head of research and development misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which they were bound.  The complaint further alleges unfair competition against the defendants relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims. On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’s motion for summary judgment dismissing UCB’s claims and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the appeal by UCB.

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

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 5 to 7 new ANDA filings during each of 2011, 2012 and 2013.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-

market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners currently have approximately 32 ANDAs pending with the FDA, which include 13 first-to-file opportunities, exclusive of any ANDAs or first-to-file opportunities that may be obtained from the pending acquisitions of Anchen and Edict.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing product portfolio (Megace® ES and Nascobal® Nasal Spray).  In addition, in the longer term, we will continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA, and immediately began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $1.3 million at September 30, 2011, and will be amortized over approximately one year.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products.    In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce Elan’s patents, which expire in 2020 and 2024, respectively, as appropriate.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $43.3 million at September 30, 2011, and will be amortized over approximately 10 years.

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

In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of this resizing.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market.  Litigation concerning patents and proprietary rights is often protracted and expensive.  Pharmaceutical companies with patented brand products often sue companies that produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expires.  When an ANDA is filed with the FDA for approval of a generic drug, the filer may certify either that any patent listed by the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a branded pharmaceutical company may sue the filer for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical - Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended			Nine months ended
($ amounts in thousands)	September 30,	September 30,		September 30,	September 30,
Product	2011	2010	$ Change	2011	2010	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$67,509	$97,360	($29,851)	$194,634	$400,247	($205,613)
Budesonide (Entocort® EC)	20,551	-	20,551	36,908	-	36,908
Propafenone (Rythmol SR®)	18,083	-	18,083	53,432	-	53,432
Sumatriptan succinate injection (Imitrex®)	16,795	18,315	(1,520)	48,777	53,062	(4,285)
Dronabinol (Marinol®)	7,208	9,073	(1,865)	22,197	20,347	1,850
Tramadol ER (Ultracet ER®)	6,280	5,546	734	18,233	16,508	1,725
Chlorpheniramine/Hydrocodone (Tussionex®)	4,854	-	4,854	24,555	-	24,555
Amlodipine and Benazepril HCl (Lotrel®)	4,467	-	4,467	35,143	-	35,143
Meclizine Hydrochloride (Antivert®)	3,859	6,219	(2,360)	13,295	25,771	(12,476)
Omeprazole (Zegerid®)	3,853	13,508	(9,655)	11,037	14,085	(3,048)
Cholestyramine Powder (Questran®)	3,789	4,850	(1,061)	11,549	11,761	(212)
Nateglinide (Starlix®)	3,213	5,960	(2,747)	11,333	10,948	385
Cabergoline (Dostinex®)	2,998	3,221	(223)	8,871	9,735	(864)
Clonidine TDS (Catapres TTS®)	-	7,848	(7,848)	5,225	52,599	(47,374)
Other	25,801	32,402	(6,601)	89,331	88,963	368
Other product related revenues	6,192	5,445	747	23,126	9,698	13,428
Total Par Pharmaceutical Revenues	$195,452	$209,747	($14,295)	$607,646	$713,724	($106,078)

Strativa
Megace® ES	$14,228	$16,806	($2,578)	$42,362	$46,097	($3,735)
Nascobal® Nasal Spray	4,665	4,922	(257)	14,816	12,924	1,892
Oravig®	477	101	376	2,253	101	2,152
Zuplenz®	235	-	235	721	-	721
Other product related revenues	300	2,864	(2,564)	4,699	9,000	(4,301)
Total Strativa Revenues	$19,905	$24,693	($4,788)	$64,851	$68,122	($3,271)

	Three months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Revenues:
Par Pharmaceutical	$195,452	$209,747	($14,295)	(6.8%)	90.8%	89.5%
Strativa	19,905	24,693	(4,788)	(19.4%)	9.2%	10.5%
Total revenues	$215,357	$234,440	($19,083)	(8.1%)	100.0%	100.0%

	Nine months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Revenues:
Par Pharmaceutical	$607,646	$713,724	($106,078)	(14.9%)	90.4%	91.3%
Strativa	64,851	68,122	(3,271)	(4.8%)	9.6%	8.7%
Total revenues	$672,497	$781,846	($109,349)	(14.0%)	100.0%	100.0%

The decrease in generic segment revenues in the third quarter and year-to-date period of 2011 was primarily due to the following factors;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the third quarter and year-to-date period of 2011 can be attributed to a decrease in the volume of units sold (approximately 46% of total dollar decrease for third quarter 2011 and approximately 54% of total dollar decrease for the year-to-date period of 2011) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to decline in the future as competition increases in this market.

•

The non-recurrence of prior year launch volumes of omeprazole, coupled with significant competition from the authorized generic.

•

In April 2011, the manufacturer of clonidine, Aveva, decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel.  Because of these events, Par has discontinued marketing clonidine.

•

Additional competition for meclizine beginning in June 2010 and additional competition for nateglinide in the third quarter of 2011.

The decreases above in the third quarter and year-to-date period of 2011 were tempered by;

•

The launches of budesonide in June 2011, propafenone and amlodipine and benazepril HCl in January 2011 and the launch of chlorpheniramine/hydrocodone in October 2010.

•

Improved royalties primarily from the sales of diazepam, which launched in September 2010 and from the sales of fenofibrate both of which are included in Par Pharmaceutical third quarter and year-to-date period of 2011 “Other product related revenues”.

 Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 57% of our total product revenues for the nine month period ended September 30, 2011 and approximately 72% of our total product revenues for the nine month period ended September 30, 2010.  The decrease in the percentage is primarily driven by decreased revenues of metoprolol and clonidine combined with the launches of propafenone, and amlodipine and benazepril HCl.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The decrease in the Strativa segment revenues in the third quarter and year-to-date period of 2011 was primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume coupled with a decrease in average net selling price as compared to the prior year comparable periods.  The decreases were tempered by the continued growth of Nascobal® in the year-to-date period and the latter half of 2010 launches of Oravig® and Zuplenz®.

Strativa launched Oravig® in the third quarter of 2010 and Zuplenz® in the fourth quarter of 2010.  In connection with the launches, our direct customers ordered, and we shipped, Oravig® and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of Oravig®’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, during the initial launch phase of Oravig® and Zuplenz®, we recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the nine month period ended September 30, 2011, we have recognized $2.3 million of Oravig® revenues and $0.7 million of revenues for Zuplenz® and deferred revenues of $0.3 million for Oravig® and deferred revenues of $0.5 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 18 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as Oravig® and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

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

Our gross revenues for the nine month periods ended September 30, 2011 and 2010 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Nine months ended
($ thousands)	September 30, 2011	Percentage of Gross Revenues	September 30, 2010	Percentage of Gross Revenues
Gross revenues	$1,082,020		$1,153,959

Chargebacks	(185,832)	17.2%	(160,223)	13.9%
Rebates and incentive programs	(83,164)	7.7%	(98,097)	8.5%
Returns	(22,681)	2.1%	(16,921)	1.5%
Cash discounts and other	(74,969)	6.9%	(66,210)	5.7%
Medicaid rebates and rebates due under other US Government pricing programs	(42,877)	4.0%	(30,662)	2.7%
Total deductions	(409,523)	37.8%	(372,113)	32.2%

Total revenues	$672,497	62.2%	$781,846	67.8%

The total gross-to-net adjustments as a percentage of sales increased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily due to an increase in medicaid rebates and rebates due under other US Government pricing programs, chargebacks, and cash discounts and other.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by higher chargeback rates for certain products that had limited or no competition in the comparable period in 2010.

•

Returns:  the increase in the rate was driven by higher returns experienced for sumatriptan, clonidine and dronabinol partially offset by increased sales volume of products with lower than average return rates.

•

Cash discounts and other: the increase is primarily due to a change in customer mix, mainly for metoprolol, which resulted in higher price adjustments.

•

Rebates and incentive programs: the decrease in dollars was primarily driven by product mix, mainly metoprolol and clonidine, partially offset by the impact of new product launches.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to the full year-to-date period impact of the March 2010 health care reform acts which led to higher Medicaid rebate rates and additional patients eligible for managed Medicaid benefits coupled with the Medicare Part D - Gap Coverage which was effective in the first quarter of 2011.

The following tables summarize the activity for the nine months ended September 30, 2011 and September 30, 2010 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Nine Months Ended September 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($185,832)	$ -	(1)	$187,467	($17,847)
Rebates and incentive programs	(23,273)	(83,824)	660		77,808	(28,629)
Returns	(48,928)	(22,946)	265		16,781	(54,828)
Cash discounts and other	(16,606)	(74,612)	(357)		76,497	(15,078)
Total	($108,289)	($367,214)	$568		$358,553	($116,382)

Accrued liabilities (2)	($32,169)	($43,223)	$346		$35,222	($39,824)

	Nine Months Ended September 30, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($160,146)	($77)	(1)	$158,090	($18,244)
Rebates and incentive programs	(39,938)	(96,901)	(1,196)	(3)	106,802	(31,233)
Returns	(39,063)	(17,358)	437		10,941	(45,043)
Cash discounts and other	(19,160)	(64,236)	(1,974)	(4)	69,491	(15,879)
Total	($114,272)	($338,641)	($2,810)		$345,324	($110,399)

Accrued liabilities (2)	($24,713)	($30,048)	($614)		$20,249	($35,126)

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	September 30,	September 30,		September 30,	September 30,
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$71,641	$84,734	($13,093)	36.7%	40.4%
Strativa	13,463	18,560	(5,097)	67.6%	75.2%
Total gross margin	$85,104	$103,294	($18,190)	39.5%	44.1%

The decrease in Par Pharmaceutical gross margin dollars for the three months ended September 30, 2011 is primarily due to lower sales of omeprazole, metoprolol, clonidine, nateglinide, and meclizine tempered by the launches of propafenone, amlodipine and benazepril HCl, and budesonide.

The top sales volume generic products (metoprolol, budesonide, propafenone, sumatriptan, dronabinol, tramadol ER, chlorpheniramine/hydrocodone, amlodipine and benazepril HCl, and meclizine) accounted for approximately $44 million gross margin dollars and a margin percentage of approximately 30% for the third quarter of 2011.  For the third quarter of 2010, these top net revenue products (excluding budnesonide, propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone all of which launched after the third quarter of 2010) totaled approximately $36 million gross margin dollars with a margin percentage of approximately 26%.  The increase in gross margin dollars in the third quarter of 2011 for the top sales volume generic products compared to the third quarter of 2010 is primarily due to the launches of budesonide, propafenone, and amlodipine and benazepril HCl.  The increase in the gross margin percentage in the third quarter of 2011 for the top sales volume generic products compared to the third quarter of 2010 is primarily due to the launches of higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol.

Gross margin dollars related to all other Par generic revenues totaled approximately $27 million with a margin percentage of approximately 59% for the third quarter of 2011.  For the third quarter of 2010, gross margin dollars for all other generic revenues totaled approximately $49 million with a margin percentage of approximately 67%.  Gross margin dollars and gross margin percentage for these revenue streams decreased mainly due to lower sales of clonidine, omeprazole and nateglinide tempered by royalties from the sales of diazepam, which launched in September 2010, and higher royalties from the sales of fenofibrate.

Strativa gross margin dollars decreased for the three months ended September 30, 2011, primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume.

	Nine months ended
				Percentage of Total Revenues
	September 30,	September 30,		September 30,	September 30,
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$248,195	$226,798	$21,397	40.8%	31.8%
Strativa	45,588	51,465	(5,877)	70.3%	75.5%
Total gross margin	$293,783	$278,263	$15,520	43.7%	35.6%

 The increase in Par Pharmaceutical gross margin dollars for the nine months ended September 30, 2011 is primarily due to the launches of propafenone, amlodipine and benazepril HCl, budesonide, and chlorpheniramine/hydrocodone, tempered by lower sales of metoprolol, clonidine, and meclizine.

The top sales volume generic products (metoprolol, budesonide, propafenone, sumatriptan, dronabinol, tramadol ER, chlorpheniramine/hydrocodone, amlodipine and benazepril HCl, and meclizine) accounted for approximately $153 million gross margin dollars and a margin percentage of approximately 34% for the year-to-date period of 2011.  For the year-to-date period of 2010, these top net revenue products (excluding budesonide, propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone all of which launched after the year-to-date period of 2011) totaled approximately $119 million gross margin dollars with a margin percentage of approximately 23%.  The increase in the gross margin percentage in the year-to-date period of 2011 for the top sales volume generic products compared to the year-to-date period of 2010 is primarily due to the launches of higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol.

Gross margin dollars related to all other Par generic revenues totaled approximately $95 million with a margin percentage of approximately 59% for the year-to-date period of 2011.  For the year-to-date period of 2010, gross margin dollars for all other generic revenues totaled approximately $108 million with a margin percentage of approximately 54%.  Gross margin dollars and gross margin percentage for these revenue streams decreased mainly due to lower sales of clonidine, omeprazole, and other products  discontinued in 2011 like propranolol tempered by royalties from the sales of diazepam, which launched in September 2010, and higher royalties from the sales of fenofibrate and improved sales performance of calcitonin nasal spray due to competitor supply issues and the November 2010 launch of zafirlukast.

Strativa gross margin dollars decreased for the nine months ended September 30, 2011, primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume tempered by higher revenues from Nascobal®.

For the nine months ended September 30, 2011, the impact of healthcare reform resulted in a decrease of approximately $6.4 million to our total gross margin.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Research and development:
Par Pharmaceutical	$9,151	$9,594	($443)	(4.6%)	4.7%	4.6%
Strativa	459	551	(92)	(16.7%)	2.3%	2.2%
Total research and development	$9,610	$10,145	($535)	(5.3%)	4.5%	4.3%

Par Pharmaceutical:

The decrease in Par Pharmaceutical research and development expense for the three month period ended September 30, 2011 is driven by a net $0.9 million decrease in outside development costs driven by the non-recurrence of a $2.0 million milestone payment triggered and expensed in the prior year period, tempered by incremental expenditures incurred under pre-existing product development agreements with Edict Pharmaceuticals.  Please refer to “Note 2 – Pending Acquisitions” for further information regarding our pending acquisition of Edict.

Strativa:

Strativa research and development principally reflects FDA filing fees for the three months ended September 30, 2011 and September 30, 2010.

	Nine months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Research and development:
Par Pharmaceutical	$26,862	$35,869	($9,007)	(25.1%)	4.4%	5.0%
Strativa	1,535	1,588	(53)	(3.3%)	2.4%	2.3%
Total research and development	$28,397	$37,457	($9,060)	(24.2%)	4.2%	4.8%

Par Pharmaceutical:

The decrease in Par’s research and development expense for the nine month period ended September 30, 2010 is driven by a net $15.9 million decrease in outside development costs driven by the non-recurrence of an $11.0 million up-front payment related to the acquisition of an ANDA from a third party, a $6.0 million up-front payment to acquire the rights and obligations of a collaboration product in development, and the aforementioned $2.0 million milestone payment, all of which were expensed as incurred in the prior year period.  The effect of these items was tempered by a $5.2 million increase in biostudy and material costs and a $1.2 million increase in employment costs related to the ongoing internal development of generic products.

 Strativa:

Strativa research and development principally reflects FDA filing fees for the nine months ended September 30, 2011 and September 30, 2010.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Selling, general and administrative:
Par Pharmaceutical	$20,349	$21,498	($1,149)	(5.3%)	10.4%	10.2%
Strativa	15,413	28,804	(13,391)	(46.5%)	77.4%	116.6%
Total selling, general and administrative	$35,762	$50,302	($14,540)	(28.9%)	16.6%	21.5%

The net decrease in SG&A expenditures principally reflects:

•

a $10.8 million reduction in direct Strativa selling costs driven by reduction of headcount of approximately 90  people as a result of our second quarter 2011 restructuring activities, lower marketing expenditures across all products and the non-recurrence of certain pre-launch activities incurred in the prior year period related to Zuplenz® and Oravig®;

•

a reduction in legal costs of $5.4 million driven by reduced AWP litigation and DOJ investigation activity;

•

lower stock based compensation expense, worth approximately $1.3 million; tempered by,

•

banking, legal, accounting, consulting, and filing fees relating to corporate acquisitions, worth approximately $2.9 million; and

•

$0.5 million of expense related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the 2011 provisions of last year’s U.S. healthcare reform.

	Nine months ended
					Percentage of Total Revenues
	September 30,	September 30,			September 30,	September 30,
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Selling, general and administrative:
Par Pharmaceutical	$69,533	$61,296	$8,237	13.4%	11.4%	8.6%
Strativa	59,330	79,106	(19,776)	(25.0%)	91.5%	116.1%
Total selling, general and administrative	$128,863	$140,402	($11,539)	(8.2%)	19.2%	18.0%

The net decrease in SG&A expenditures principally reflects:

•

a $16.3 million reduction in direct Strativa selling costs driven by lower marketing expenditures across all products, including the non-recurrence of pre-launch activities incurred in the prior year period related to the launch of Zuplenz® and Oravig®, coupled with the aforementioned reduction of sales force headcount;

•

lower stock based compensation expense, worth approximately $2.6 million;

•

lower one-time (non-restructuring related) executive severance charges of approximately $1.3 million; tempered by,

•

banking, legal, accounting, consulting and filing fees relating to corporate acquisitions, worth approximately $4.9 million;

•

$1.6 million of accrued expense related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the 2011 provisions of last year’s U.S. healthcare reform;

•

$1.0 million of incremental legal costs driven by higher ANDA related litigation activities; and

•

modest increase in certain employment related expense.

Settlements and Loss Contingencies, net

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Settlements and loss contingencies, net	$ -	$2,312	$190,560	($1,694)

In first quarter of 2011, we recorded the settlement in principal of AWP litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million.  We also recorded an accrual for the remaining AWP matters.  In August of 2010 we settled AWP litigation with the State of Hawaii for $2.3 million.  Refer to Note 14 – Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.

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

Restructuring costs

In June 2011, we announced our plans to resize our branded products division, Strativa Pharmaceuticals, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force will focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the condensed consolidated statements of operations for the quarter ended September 30, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

The following table summarizes the restructuring costs incurred by us in the second quarter of 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the condensed consolidated balance sheet) as of September 30, 2011 ($ amounts in thousands);

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	1,291	-	-	(265)
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	$1,291	($25,430)	$ -	($265)
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	$1,291	($26,104)	$ -	($265)

 The total charge related to the Strativa segment.  We expect that the liability amount at September 30, 2011 will result in cash expenditures during 2011.  The charges related to this plan to reduce the size of the Strativa business are reflected on the condensed consolidated statements of operations for the quarter ended September 30, 2011.

Gain on Sale of Product Rights and other

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Gain on sale of product rights and other	$ -	$79	$ -	$6,000

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

In addition, we recognized a gain on the sale of product rights of $1.0 million during the nine-month period ended September 30, 2010, related to the sale of multiple ANDAs.

Gain (loss) on Marketable Securities and Other Investments, net

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Gain on sale of marketable securities and other investments, net	-	$3,567	-	$3,567

During the third quarter of 2010, we were notified that we were to participate in an “Earnout” payment settlement related to our former investment in Abrika Pharmaceuticals.  Abrika merged with Actavis in 2007.  As part of that transaction, the possibility of potential “Earnout” payments existed if the post-merger entity achieved certain gross profit targets in 2007, 2008 and/or 2009.  The representative of the former Abrika shareholders informed us that a settlement had been reached with Actavis and that our share of that settlement was $3.6 million.  Of this amount, we received $2.5 million in October 2010, and the remainder in March 2011.

Operating (Loss) Income

	Three months ended
	September 30,	September 30,
($ in thousands)	2011	2010	$ Change
Operating income (loss):
Par Pharmaceutical	$42,141	$51,409	($9,268)
Strativa	(2,409)	(10,795)	8,386
Total operating income (loss)	$39,732	$40,614	($882)

For the three months ended September 30, 2011, the decrease in our operating income as compared to prior year was primarily due to a decrease in gross margin tempered by lower SG&A expenditures driven by reduced marketing activity and headcount in our Strativa division.

	Nine months ended
	September 30,	September 30,
($ in thousands)	2011	2010	$ Change
Operating income (loss):
Par Pharmaceutical	($38,760)	$132,327	($171,087)
Strativa	(42,263)	(24,229)	(18,034)
Total operating income (loss)	($81,023)	$108,098	($189,121)

The decrease in our operating income in the nine month period ended September 30, 2011 as compared to the prior year was primarily due to the first quarter AWP settlement in principal related accruals and restructuring costs associated with the second quarter reorganization of our Strativa segment somewhat tempered by an increase in gross margin from our Par Pharmaceutical segment and lower overall SG&A and R&D expenditures.

Interest Income

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Interest income	$160	$341	$965	$942

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Interest expense	($150)	($928)	($451)	($2,754)

Interest expense in the three and nine month period ended September 30, 2011, was principally comprised of amortization of deferred financing costs relating to our October 1, 2010 unsecured credit facility.  We have not drawn on the unsecured credit facility as of the date of this Quarterly Report on Form 10-Q.

Interest expense in the three and nine month period ended September 30, 2010, related to our senior subordinated convertible notes which matured on September 30, 2010.

Income Taxes

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Provision (benefit) for income taxes	$17,687	$12,933	($2,900)	$34,731
Effective tax rate	45%	30%	4%	32%

The income tax provisions (benefit) were based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 9 – “Income Taxes”).  The effective tax rate for the three months ended September 30, 2011 is higher than the statutory rate principally due to our estimate of the portion of corporate acquisition transaction costs which may not be tax deductible and by the non-deductibility of our portion of the annual pharmaceutical manufacturer’s fee.  In addition to these factors, the effective tax rate for the nine months ended September 30, 2011 is impacted by a change in valuation of our net deferred tax asset resulting from favorable state law changes enacted during the second quarter and our estimate of the portion of legal settlements in the year which may not be tax deductible.

Discontinued Operations

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
($ in thousands)	2011	2010	2011	2010
Provision (benefit) for income taxes	$127	$127	$380	($105)
(Loss) income from discontinued operations	($127)	($127)	($380)	$105

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Nine months ended
September 30,
($ in thousands)	2011
Cash and cash equivalents at beginning of period	$218,674
Net cash provided by operating activities	13,873
Net cash used in investing activities	(12,497)
Net cash provided by financing activities	5,919
Net increase in cash and cash equivalents	$7,295
Cash and cash equivalents at end of period	$225,969

Cash provided by operations for the nine months ended September 30, 2011, reflects increased gross margin dollars generated from revenues coupled with inventory draw downs and timing of outflows to distribution partners tempered by payments of legal settlements related to AWP litigation in the third quarter of 2011.  Cash flows used by investing activities were primarily driven by capital expenditures and the net investment in available for sale debt securities.  Cash provided by financing activities in the nine month period ended September 30, 2011 mainly represented the proceeds from stock option exercises coupled with excess tax benefits on share-based compensation as actual tax benefits exceeded the projected benefits as the value of vested restricted shares exceeded their grant date value tempered by the payment of withholding taxes related to the vesting of restricted shares coupled with the partial cash settlement of restricted stock grants with market vesting conditions.

Our working capital, current assets minus current liabilities, of $350 million at September 30, 2011 decreased approximately $15 million from $365 million at December 31, 2010, which primarily reflects the AWP settlement in principal related accruals at September 30, 2011 coupled with the timing of payments to distribution agreement partners tempered by the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.97x at September 30, 2011 compared to 4.28x at December 31, 2010.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Nine months ended
	September 30,	September 30,
($ in thousands)	2011	2010
Cash received from customers, royalties and other	$724,506	$879,048
Cash paid for inventory	(110,355)	(106,090)
Cash paid to employees	(95,332)	(67,577)
Cash paid to all other suppliers and third parties	(506,687)	(519,017)
Interest received (paid), net	1,394	354
Income taxes received (paid), net	347	(38,428)
Net cash provided by operating activities	$13,873	$148,290

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The decrease in net cash provided by operating activities for the year-to-date period of 2011 as compared to the prior year comparable period can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower net revenues for metoprolol.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 32 ANDAs pending with the FDA, including 13 first-to-file opportunities, exclusive of any ANDAs or first-to-file opportunities that may be obtained from the pending acquisitions of Anchen and Edict.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

We intend to enter into a credit agreement with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  We plan to use the proceeds of the Term Loan Facility, together with cash on hand, to finance the pending acquisition of Anchen, and the proceeds of the Revolving Credit Facility would be available for general corporate purposes.  We anticipate that this senior credit facility will replace our existing $75 million unsecured credit facility.  We had no borrowings under the existing unsecured credit facility as of September 30, 2011 or December 31, 2010.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

The payment of the $154 million settlement for certain Average Wholesale Prices (“AWP”) matters (specifically, claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs) in the third quarter of 2011.  In addition on June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23 million.  The Mississippi suit was settled and paid in September 2011 for $3.6 million.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $0.9 million.  The related payment of the settlements in principle is also expected to be made in 2011.

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

•

2011 capital expenditures are expected to total approximately $12 million, approximately $8 million of which had been incurred as of September 30, 2011.

•

We entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.   The closing of our acquisition of Edict is subject to customary closing conditions.  Refer to Note 14 – “Commitments, Contingencies and Other Matters” for further details.

•

During the three months ended September 30, 2011, we entered into a definitive agreement to purchase Anchen Pharmaceuticals, a privately-held specialty pharmaceutical company focused on developing and commercializing extended release and niche generic products, for $410 million in cash.  We intend to finance this transaction with cash on hand and a $350 million five-year term loan.

•

Expenditures related to current business development and product acquisition activities.  As of September 30, 2011, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $15.2 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $53.5 million as of September 30, 2011 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $53.5 million during the first two months of the fourth quarter of 2011.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol and budesonide, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Stock Repurchase Program

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010 or the year-to-date period of 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2011.  The repurchase program has no expiration date.

Analysis of available for sale debt securities held as of September 30, 2011

In addition to our cash and cash equivalents, we had approximately $31 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of September 30, 2011.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Par Pharmaceutical and Strativa businesses, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of September 30, 2011

The dollar values of our material contractual obligations and commercial commitments as of September 30, 2011 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2011	2012 to	2014 to	2016 and
	Obligations		2013	2015	thereafter	Other
AWP settlements in principle	$23,884	$23,884	$ -	$ -	$ -	$ -
Operating leases	16,677	895	8,038	6,043	1,701	-
Fees related to credit facility	525	66	459	-	-	-
Purchase obligations (1)	88,919	88,919	-	-	-	-
Long-term tax liability (2)	44,009	-	-	-	-	44,009
Severance payments	877	403	474	-	-	-
Other	277	277	-	-	-	-
Total obligations	$175,168	$114,444	$8,971	$6,043	$1,701	$44,009

 (1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At September 30, 2011 of the total purchase obligations, approximately $10 million related to sumatriptan and approximately $23 million related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of September 30, 2011, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

Refer to Note 10 – Senior Credit Facility for a description of a new senior credit facility that we plan to enter into in connection with closing our pending acquisition of Anchen.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Subsequent Events

On October 18, 2011, we announced that we acquired rights to three products from Teva Pharmaceuticals in connection with Teva’s acquisition of Cephalon.  Under terms of the agreement, Par will own the ANDAs of fentanyl citrate lozenges, a generic version of Actiq®, and cyclobenzaprine ER capsules, the generic version of Amrix®, as well as the U.S. rights to market modafinil tablets, the generic version of Provigil®.  According to IMS Health data, annual sales in the U.S. for Actiq® and the equivalent generic products are $173 million.  Annual sales in the U.S. for Provigil® and Amrix® are approximately $1.1 billion and $125 million, respectively.  Par is currently shipping to the trade all strengths of fentanyl citrate lozenges that were previously available from Teva. Cyclobenzaprine ER capsules and modafinil tablets were not previously marketed by Teva and are not yet available.  We paid $24 million to acquire fentanyl citrate lozenges and modafinil tablets.  We would also be obligated to pay up to an additional $1 million milestone upon the launch of cyclobenzaprine ER capsules depending on timing of our launch relative to other market competitors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on September 30, 2011 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at September 30, 2011 and December 31, 2010 ($ amounts in thousands):

	September 30,	December 31,
	2011	2010
Corporate bonds	$30,861	$27,866

We do not have any financial obligations exposed to significant variability in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  An evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of September 30, 2011.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited (referred to as “Edict” or “Edict Pharmaceuticals”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC (“Gavis”), an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages (the “Gavis Litigation”).  Gavis asserts claims against certain Edict shareholders for fraudulent inducement in connection with Gavis’s 2009 decision to sell its equity interest in Edict; against Edict and certain Edict shareholders for breach of contract; and against us for tortious interference with contract for entering into our agreement to acquire Edict.  The defendants filed motions to dismiss the Gavis Litigation and agreed by stipulation to delay closing our acquisition of Edict until the Court renders a ruling on the plaintiff’s preliminary injunction motion, which was heard on August 3, 2011.  Since August 15, 2011, the Gavis Litigation has been voluntarily stayed by stipulation of the parties pending the outcome of settlement discussions.  On October 20, 2011, the parties entered into a Settlement Agreement & Mutual Release and Covenant Not to Sue.  Under the terms of the Settlement Agreement, on the date that we close our acquisition of Edict: (a) an Edict shareholder will pay a portion of the closing proceeds to Gavis, (b) the parties will file with the Court a Stipulation of Dismissal with Prejudice dismissing all claims under the Gavis Litigation and (c) the parties will execute and deliver a Mutual Release and Covenant Not to Sue.  The Settlement Agreement will become null and void in the event (i) our Share Purchase Agreement with Edict is terminated or (ii) our closing of the Edict acquisition does not occur within 60 days of execution of the Settlement Agreement (i.e., December 19, 2011).

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  All 40 claims in the ’981 patent were rejected in two non-final office actions in a reexamination proceeding at the United States Patent and Trademark Office (“USPTO”) on February 24, 2006 and on February 24, 2007.  The ‘392 patent is also the subject of a reexamination proceeding.  On July 10, 2008, the USPTO rejected with finality all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent.  On November 25, 2009, plaintiffs requested a rehearing before the USPTO Board of Appeals regarding the ’981 patent.  On March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.   On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

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

 On October 1, 2007, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. (collectively "IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation (“Celgene”) and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (“Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigations in view of settlement agreements reached by the parties and the cases were terminated pursuant to a stipulation of dismissal on May 10, 2010.  The settlement agreement terms are confidential.

On March 25, 2011, Elan Corporation, PLC (“Elan”) filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation (“Celgene”) and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court’s decision.  On December 15, 2010, the District Court granted our motion to dismiss a case brought by AstraZeneca asserting we infringed its rosuvastatin process patents, which decision AstraZeneca appealed January 14, 2011.  On May 23, 2011, we filed our opening appeal brief in the second action and an oral hearing has been scheduled for November 7, 2011.  On April 25, 2011, we filed our final appeal brief in the first action and an oral hearing was conducted October 5, 2011.  We intend to defend all of these actions vigorously.

On November 14, 2008, Pozen, Inc. (“Pozen”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case by the Court, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12 through October 15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011. We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA (“Pronova”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova.  A second case, involving the claims of the ’488 patent and two other patents not listed in the Orange Book and asserted by the plaintiffs, has a trial date set for January 3, 2012.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.  On September 29, 2011, we filed our final reply brief with the Court in the first action.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.

On July 1, 2009, Alcon Research Ltd. (“Alcon”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  We filed an answer on August 21, 2009.  The Court rescheduled the end of fact discovery for December 31, 2010 and the end of expert discovery for May 27, 2011.  On July 1, 2011, the parties submitted the joint pre-trial order.  Trial in this action is scheduled for November 2, 2011.  We intend to defend this action vigorously and pursue our defenses and counterclaims against Alcon.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  We filed an answer and counterclaims on August 25, 2010, and an initial Rule 16 conference was held on November 10, 2010.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the Federal Circuit May 20, 2011.   Expert discovery closed July 5, 2011, and fact discovery closed on August 5, 2011.  The court rescheduled the Markman hearing calendared for this case and it was held on October 18, 2011.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  On November 10, 2010, we filed our answer to the complaint.  On November 22, 2010, the Court set a June 30, 2011 deadline for all discovery.  On March 7, 2011, the Court reset the deadline for all discovery to May 18, 2011.   Mediation took place under the supervision of the Court on September 20, 2011.  We intend to defend this action vigorously.

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

On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011 and our case was consolidated with those for the other defendants Actavis, Impax, and Wockhardt on September 26, 2011.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  On June 6, 2011, our case was consolidated in the same Court with that of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on September 7, 2012; and set a “trial-ready” date of February 19, 2013.  On September 23, 2011 our case was formally consolidated with those of the other defendants and our new trial date is December 10, 2012.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (“UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our eventual marketing of levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification.  On June 8, 2011, we filed our answer to UCB’s counterclaims and submitted our joint Rule 26(f) report with the court on July 18, 2011.  On August 22, 2011, the parties entered into a stipulated dismissal of the case pursuant to a settlement agreement that allowed Par to launch its generic levetiracetam extended release product on September 13, 2011 subject to certain confidential conditions.

On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan) filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another against the same company in the U.S. District Court for the Northern District of Illinois on September 2, 2011.  In both complaints, we and Elan allege infringement of U.S. Patent No. 7,101,576 (expiration 4/22/2024) in view of the notice letter we received from TWi stating that TWi had filed an ANDA, accompanied by a Paragraph IV certification, seeking approval for a generic version of Megace ES®.  We are at present aware of no other generic filers.  We intend to prosecute this infringement case vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas and Utah, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  The remaining cases will likely be litigated in the state or federal courts in which they were filed.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On August 24, 2011, we settled claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law, for $154,000 thousand.  The settlement resolved the lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement eliminated the majority of the alleged damages asserted against us in the various drug pricing litigations and, with the exception of South Carolina, removed all trials that had been scheduled.  An order of dismissal in the South Carolina action is expected in the near future.  We paid the $154,000 thousand settlement amount during the third quarter of 2011.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The Mississippi suit was settled on September 1, 2011 for $3,600 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of September 30, 2011, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

In addition, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011 alleging claims for violations of the Federal False Claims Act and common law fraud.  We intend to vigorously defend this lawsuit.

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

Declaratory Judgment

On October 14, 2011, we filed a declaratory complaint and a motion for preliminary injunction in the U.S. District Court for the District of Columbia seeking to preserve our First Amendment right to provide truthful information to physicians and other healthcare providers about the FDA-approved, on-label use of Megace® ES.

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

Our pending acquisitions of Anchen and/or Edict involve numerous risks, including the risks that we may be unable to integrate the acquired business(es) successfully and that we may assume liabilities that adversely affect us.

On August 24, 2011, we announced our entry into a definitive agreement to purchase Anchen Incorporated and its subsidiary, Anchen Pharmaceuticals (collectively referred to as “Anchen” or “Anchen Pharmaceuticals”), a privately-held specialty pharmaceutical company focused on developing and commercializing extended release and niche generic products.  Closing of the acquisition is subject to customary conditions and approvals, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (refer to Note 2 – “Pending Acquisitions” for further details).

On May 23, 2011, we announced our entry into a definitive agreement to purchase privately-held Edict Pharmaceuticals Pvt. Ltd. (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals.  Closing of the acquisition is subject to regulatory approvals and other customary conditions (refer to Note 2 – “Pending Acquisitions” and Note 14 – “Commitments, Contingencies and Other Matters” for further details).

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

Our acquisitions incur significant transaction costs, including substantial fees for investment bankers, attorneys, and accountants.  Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.  These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

In addition, either or both pending acquisitions could result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability.  If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required.  Such a charge could be in an amount that is material to our results of operations and net worth.

We plan to borrow $350 million under a new senior credit facility to finance our pending acquisition of Anchen.  Any failure by us to comply with operating and financial restrictions and covenants under the new senior credit facility could result in the accelerated maturity of debt obligations, which could materially and adversely affect our liquidity.

In connection with our pending acquisition of Anchen Pharmaceuticals, we plan to replace our current unsecured credit facility with a new senior credit facility and to take out a $350 million term loan to finance the pending acquisition.  The new senior credit facility will be provided under a new credit agreement (the “New Credit Agreement”) will contain numerous restrictive covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.  If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required repayments under the New Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could create an event of default under the New Credit Agreement.  Any default that is not cured or waived could result in the acceleration of the obligations under the New Credit Agreement.  Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition.  Additionally, the covenants in the New Credit Agreement may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.   See “Liquidity and Capital Resources” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition.”  Our ability to comply with covenants contained in the New Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Upon the closing of our pending acquisition of Edict, we will be subject to risks associated with doing business internationally.

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

Upon the closing of our pending acquisition of Edict, we will own and operate (through Edict) a facility located in India, and we will be subject to regulatory, economic, social and political uncertainties in India, which could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Upon consummation of our pending acquisition of Edict, we will be subject to certain risks associated with having (through Edict) a portion of our assets and operations located in India.  Edict’s operations in India may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies; any reversal of India’s recent economic liberalization and deregulation policies; as well as social stability and political, economic or diplomatic developments affecting India in the future.  India has, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries.  Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

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

Upon the closing of our pending acquisition of Edict, we will have increased exposure to tax liabilities, including foreign tax liabilities.

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

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that are not commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including those set forth above.

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses.  We may choose to enter into such transactions at any time.  Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates.  To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all.  If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders.  If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all.  Any future acquisitions may involve numerous risks, including but not limited to the types of risks set forth above with respect to the Anchen and Edict acquisitions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending September 30, 2011

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2011 through July 31, 2011	780	N/A	-	-
August 1, 2011 through August 31, 2011	9,111	N/A	-	-
September 1, 2011 through September 30, 2011	567	N/A	-	1,636,326
Total	10,458	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of September 30, 2011.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 10,458 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $26.62 at September 30, 2011.

ITEM 6.  EXHIBITS

10.1

Amendment No. 1 dated October 25, 2011 to the Share Purchase Agreement by and among Par Pharmaceutical, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011(filed herewith).

31.1

Certification of the Principal Executive Officer (filed herewith).

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of cash flows, and (iv) the notes to the unaudited condensed consolidated financial statements.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  November 2, 2011

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

Description

10.1

Amendment No. 1 dated October 25, 2011 to the Share Purchase Agreement by and among Par Pharmaceutical, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011(filed herewith).

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

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of cash flows, and (iv) the notes to the unaudited condensed consolidated financial statements.