Form 10-Q/A
period 2011-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2011-12-05
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ X ]      Accelerated filer [   ]    Non-accelerated filer [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of November 30, 2011: 36,482,469

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2011

PAGE

Explanatory Note

 3

PART II

OTHER INFORMATION

Item 6.

Exhibits

4

SIGNATURES

5

Explanatory Note

The purpose of this amendment to our Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2011 is to refile Exhibit 10.2 to the Form 10-Q, certain portions of which have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.  No other changes have been made to the Form 10−Q as originally filed, and this amendment does not otherwise reflect events occurring after the original filing of the Form 10-Q.

ITEM 6.  EXHIBITS

10.2

Share Purchase Agreement by and among Par Pharmaceutical, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011 (filed herewith).*

31.1

Certification of the Principal Executive Officer (filed herewith).

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*

Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.

  (Registrant)

Date:  December 5, 2011

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

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*

Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.