Form 10-K
period 2011-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2012-02-28
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

Commission File Number: 1-10827

PAR PHARMACEUTICAL COMPANIES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Tice Boulevard, Woodcliff Lake, New Jersey	07677
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 802-4000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	The New York Stock Exchange, Inc.
Preferred Share Purchase Rights	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

 Yes    X     No__

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

Yes         No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No   ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.     [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  X

The aggregate market value of the common equity held by non-affiliates as of June 30, 2011 (the last business day of the Registrant’s completed second fiscal quarter in 2011) was approximately $1,179,477,000.  For purposes of making this calculation only, the Registrant included all directors and executive officers as affiliates. The aggregate market value is based on the closing price of such stock on the New York Stock Exchange on June 30, 2011.

Number of shares of the Registrant’s common stock outstanding as of February 16, 2012:  36,569,407.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the Registrant’s 2012 Annual Meeting of Stockholders to be held on May 17, 2012 are incorporated by reference into Part III hereof.

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

ITEM 1. Business

GENERAL and RECENT DEVELOPMENTS

Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned operating subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “we,” “our,” or “us”), is in the business of developing, licensing, manufacturing, marketing and distributing generic and branded drugs in the United States.  We operate primarily in the United States as two business segments: Par Pharmaceutical (or “Par”), our generic products division, and Strativa Pharmaceuticals (“Strativa”), our branded products division.  See Notes to Consolidated Financial Statements – Note 19 – “Segment Information”.

Prescription pharmaceutical products are sold as either generic products or branded products.  Since our inception, we have manufactured, licensed and distributed generic pharmaceutical products.  On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”), a privately held generic pharmaceutical company, for $413 million.  The Anchen assets acquired include six currently marketed generic products (which are included in the section labeled “Product Information” below), numerous in-process research and development products, which included a pipeline of 29 filed Abbreviated New Drug Applications (“ANDAs”), a workforce of approximately 200 employees and leased facilities with manufacturing capabilities and research and development capabilities.  As of December 31, 2011, we also had pending a $37.6 million acquisition of Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals.  The Edict assets acquired include numerous in-process research and development products, which includes a pipeline of 11 filed ANDAs, a workforce of approximately 100 employees and a facility with manufacturing capabilities and research and development capabilities.  The acquisition of Edict was completed on February17, 2012.

We created a branded products division in 2005.  We shipped our first branded product in 2005 and named our branded products division Strativa in 2007.

In 2005, we divested one of our subsidiaries, FineTech Laboratories, Ltd., to a former officer and director.  As a result of the divestiture, the FineTech business is being reported in our financial statements as a discontinued operation for all periods presented, as applicable.

Our principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and our telephone number is (201) 802-4000.  Additional information concerning our company can be found on our website at www.parpharm.com, including our Corporate Governance Guidelines, charters for the Audit Committee, Compensation and Management Development Committee, and Nominating - Corporate Governance Committee of our Board of Directors, and our Code of Ethics.  Our Code of Ethics applies to all of our directors, officers, employees and representatives.  Amendments to our Code of Ethics and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our website.  Any of these materials may also be requested in print by writing to Par Pharmaceutical Companies, Inc., Attention: Barry J. Gilman, General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.

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

Our generic product line as of December 31, 2011, comprised prescription drugs consisting of approximately 55 product names (molecules), each with an associated ANDA approved by the U.S. Food and Drug Administration (“FDA”), and approximately 200 SKUs (packaging sizes).  Products sold by our generic products division are manufactured principally in the solid oral dosage form (tablet, caplet and two-piece hard shell capsule).  In addition, we market several oral suspension products and injectables.  We manufacture some of our own products, and we have strategic alliances and relationships with several pharmaceutical and chemical companies that provide us with products for sale through various distribution, manufacturing, development and licensing agreements.

In January 2012, we announced that the key strategy for our generic products division will continue to be to focus on intelligent product selection and entrepreneurial business development.  Our internal research and development is intended to target high-value, “first-to-file” or “first-to-market” generic product opportunities.  A “first-to-file” product opportunity refers to an ANDA containing a Paragraph IV patent challenge to the corresponding brand product, which offers the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in litigating the patent challenge.  A “first-to-market” product opportunity refers to a product that is the first marketed generic equivalent of a brand product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a brand product that is difficult to formulate or manufacture.  Externally, Par will continue to concentrate on acquiring assets and/or partnership arrangements with technology based companies that can deliver similar product opportunities.  As of December 31, 2011, we had 72 ANDAs filed with 19 confirmed first-to-file and four potential first-to-market product opportunities, including the then-pending acquisition of Edict.  Additionally, Par is committed to high product quality standards and allocates significant capital and resources to quality assurance, quality control and manufacturing excellence.

A practice within the industry is the use of “authorized generics.”  Brand drug companies do not face any regulatory barriers to introducing a generic version of their own brand drugs, and they often license this right to a subsidiary or a generic distributor.  Authorized generics may be sold during (and after) the statutory exclusivity period granted to the developer of a generic equivalent to the brand product.  In the past, we have marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed through Bristol-Myers Squibb Company, and fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed from GlaxoSmithKline plc.  As of December 31, 2011, we marketed metoprolol succinate ER (Toprol XL®), zafirlukast (Accolate®) and budesonide (Entocort®) licensed through AstraZeneca.

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

Since its creation in 2005, Strativa has focused on supportive care, and marketed two products as of December 31, 2011:

•

Megace® ES (megestrol acetate) oral suspension, Strativa’s first brand product, is a NanoCrystal® Dispersion indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS.  Strativa promoted Megace® ES and generated prescription growth from launch following FDA approval in 2005 through 2007.  Net sales growth began to moderate in 2008 and net sales declined in 2009, 2010 and 2011, principally due to a more challenging reimbursement environment, which led to lower prescription levels.

•

Nascobal® (cyanocobalamin, USP) Nasal Spray is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  We acquired Nascobal® from QOL Medical, LLC on March 31, 2009.  Nascobal® reached all-time prescription highs in 2011, and we project peak year sales in a range from $40 million to $50 million in the future.

In December 2010, we terminated our agreement with Solvay Pharmaceuticals, Inc. that provided for our branded sales force to co-promote Solvay’s brand product Androgel®.

In January 2011, we completed a modest reorganization of the Strativa management team (eliminating approximately ten positions) and refined our sales and marketing plan for each of Strativa’s currently marketed products as part of our on-going efforts to maximize the value and potential of our existing product portfolio.  We announced that the President of Strativa Pharmaceuticals resigned and that effective January 31, 2011, Patrick G. LePore, the Chairman and CEO, assumed day-to-day oversight of Strativa on an interim basis.  In November 2011, Paul V. Campanelli, Chief Operating Officer and President, Par Pharmaceutical assumed responsibility for Strativa.  We have taken steps to further align the Strativa home office sales and marketing team with the objectives of our sales force and to leverage the relevant expertise and experience within our Par Pharmaceutical generics division.  In conjunction with these events, we recalibrated our target sales for our currently marketed products.  Further information regarding such forecasts can be found in our Form 8-K filed January 6, 2012.

In June 2011, we announced our plan to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products that are no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products that are no longer a priority for our remaining Strativa sales force.  In July 2011, Strativa returned to MonoSol Rx the U.S. commercialization rights for Zuplenz® as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance Pharma SA. returning all Oravig® rights and obligations to BioAlliance.

We currently anticipate that the near term growth of Strativa will be based largely on focusing on the sales and marketing efforts of our current brand products.  In the longer term, we will continue to consider strategic product or business acquisitions or licensing arrangements to expand Strativa’s brand product line.

PRODUCT INFORMATION

We distribute numerous drugs at various dosage strengths, some of which are manufactured by us and some of which are manufactured for us by other companies.  Set forth below is a list of the drugs that we manufactured and/or distributed, including the brand products Megace® ES and Nascobal® for which we hold the NDAs as of December 31, 2011.  The names of all of the drugs under the caption “Competitive Brand Name Drug” are trademarked.  The holders of the trademarks are non-affiliated pharmaceutical companies.  We hold the ANDAs and NDAs for the drugs that we manufacture.

Product Name	Competitive Brand Name Drug	Products/ANDAs	SKU’s/Packaging Sizes
Par Pharmaceutical - Generic:
Alprazolam ODT *	Niravam®	1	4
Amiloride HCl *	Midamor®	1	2
Amlodipine & Benazepril *	Lotrel®	1	12
Budesonide	Entocort®	1	1
Bupropion ER *	Wellbutrin XL®	1	4
Bupropion SR *	Wellbutrin SR®	1	5
Buspirone HCl *	Buspar®	1	2
Cabergoline *	Dostinex®	1	1
Calcitonin Salmon Nasal Spray *	Miacalcin®	1	1
Cholestyramine *	Questran®	2	4
Ciprofloxacin ER *	Cipro ER®	1	2
Clomiphene Citrate *	Clomid®	1	2
Clonazepam ODT *	Klonopin®	1	5
Dexamethasone *	Decadron®	1	5
Divalproex *	Sinequan®	1	4
Doxepin HCl *	Silenor®	1	3
Doxycycline *	Adoxa®	2	9
Dronabinol	Marinol®	1	3
Fentanyl	Actiq®	1	6
Fluoxetine *	Prozac®	2	9
Flutamide *	Eulexin®	1	1
Glycopyrrolate *	Robinul®	1	2
Hydralazine HCl *	Apresoline®	1	8
Hydrocodone & Chlorpheniramine	Tussionex®	1	1
Hydroxyurea *	Hydrea®	1	1
Imipramine HCl *	Tofranil®	1	6

Isosorbide Dinitrate *	Isodril®	1	8
Levetiracetam *	Keppra XR®	1	2
Meclizine HCl *	Antivert®	1	4
Megestrol Acetate *	Megace®	2	6
Mercaptopurine	Purinethol®	1	2
Metaproterenol Sulfate *	Alupent®	1	2
Methimazole	Tapazole®	1	4
Metoprolol Succinate	Toprol XL®	1	8
Minocycline Hydrochloride *	Dynacin®	1	3
Minoxidil *	Loniten®	1	3
Nabumetone *	Relafen®	1	4
Nateglinide *	Starlix®	1	2
Olanzapine *	Zyprexa Zydis®	1	4
Omeprazole Sodium Bicarbonate *	Zegerid®	1	2
Oxandrolone *	Oxandrin®	1	2
Propafenone *	Rythmol SR®	1	6
Propranolol HCl *	Inderal®	1	8
Risperidone ODT *	Risperdal®	1	8
Sumatriptan	Imitrex®	1	4
Tramadol w/APAP *	Ultracet®	1	2
Tramadol ER *	Ultram ER®	1	3
Tranylcypromine Sulfate *	Parnate®	1	1
Zafirlukast	Accolate®	1	2
Zolpidem ER *	Ambien CR®	1	3
	Totals	54	196
	Externally Manufactured	9	31
	Internally Manufactured	45	165

Strativa Branded Products:
Megace® ES *		1 NDA	1
Nascobal® *		1 NDA	1

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

The research and development of our generic pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years to complete. Accordingly, we typically select products for development that we intend to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy, and patent issues associated with the product.

We contract with outside laboratories to conduct biostudies, which, in the case of oral solids, generally are required in order to obtain FDA approval.  These biostudies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding brand name drug.  Each biostudy can cost from approximately $0.2 million to $1.3 million.  Biostudies are required to be conducted and documented in conformity with FDA standards (see “Government Regulation” below).  During 2011, we spent approximately $10.3 million with outside laboratories to conduct biostudies for 26 potential new products.  We intend to continue to contract for additional biostudies in the future.  The FDA has also required Par to perform certain clinical studies.  In 2011, we spent approximately $0.7 million related to these clinical studies, and we anticipate spending approximately $6 million in 2012.

From time to time, we enter into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies.  Our more significant product development agreements are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements.”  Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.  As a result of our product development program, we or our strategic partners currently have approximately 72 ANDAs pending with the FDA.

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

Our current strategy for developing the Strativa portfolio is to bypass the substantial investments associated with the development of drugs through this process, and instead to focus on the profitability of our existing brand products (Megace® ES and Nascobal®).  In addition, we will consider opportunities to add to our portfolio of branded, single-source prescription drug products through in-licensing and the acquisition of late-stage development products or currently marketed products.

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

We have approximately 100 customers, some of which are part of larger buying groups.  In 2011, our three largest customers in terms of net sales dollars accounted for approximately 53% of our total revenues, as follows: McKesson Drug Co. (21%), Cardinal Health, Inc. (20%), and AmerisourceBergen Corporation (12%).  In 2010, our three largest customers in terms of net sales dollars accounted for approximately 51% of our total revenues, as follows: McKesson Drug Co. (20%), Cardinal Health, Inc. (16%), and AmerisourceBergen Corporation (15%).  In 2009, our three largest customers in terms of net sales dollars accounted for approximately 45% of our total revenues, as follows:  McKesson Drug Co. (16%), CVS Caremark (15%), and AmerisourceBergen Corporation (14%).  We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.

ORDER BACKLOG

The approximate dollar amount of open orders (gross sales basis), believed by management to be firm as of December 31, 2011, was approximately $36.6 million, as compared to approximately $7.1 million at December 31, 2010, and approximately $19.0 million at December 31, 2009.  These orders represent unfilled orders as of December 31, 2011, along with orders that were scheduled to be shipped at December 31, 2011.  Open orders are subject to cancellation without penalty.

COMPETITION

The pharmaceutical industry is highly competitive.  At times, we may not be able to differentiate our products from our competitors’ products, successfully develop or introduce new products that are less expensive than our competitors’ products, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors.  We believe that our principal generic competitors are Teva Pharmaceutical Industries, Sandoz Pharmaceuticals, Mylan Laboratories, and Watson Pharmaceuticals, based upon sales volumes.  Our principal strategy in addressing our generic competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for each applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV certification”).  The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) generally enjoys higher market share and revenues during this period of marketing exclusivity.  At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug.  (In some instances, price declines have exceeded 90%.)  As a result of price declines, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers.  These types of price adjustments are commonly known as shelf stock adjustments.  There are circumstances under which, as a matter of business strategy, we may decide not to provide price adjustments to certain customers, and consequently, we may lose future sales volume to competitors rather than reduce our pricing.

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

Increased price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups, which has caused reductions in sales prices and gross margin.  This competitive environment has led to an increase in customer demand for downward price adjustments from the distributors of generic pharmaceutical products.  Such price reductions are likely to continue, or even increase, which could have a material adverse effect on our revenues and gross margin.

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

Our brand products benefit from patent protection, making them subject to Paragraph IV patent challenges that could jeopardize our market exclusivity for these products.  Consequently, competition from generic equivalents, and especially a successful Paragraph IV patent challenge against one of our brand products , could have an adverse effect on Strativa.   In addition , after patent protections expire, generic products can be sold in the market at a significantly lower cost than the brand version, and, where available, may be required or encouraged in preference to the brand version under third party reimbursement programs, or substituted by pharmacies for brand versions by law.   Strativa also faces competition from other brand drug companies.   Many of our brand competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do.  Consequently, many of our brand competitors may be able to develop products superior to our own.  Furthermore, we may not be able to differentiate our products from those of our brand competitors or offer customers payment and other commercial terms as favorable as those offered by our brand competitors.  The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change.  We expect brand competition to intensify as technological advances and consolidations continue.

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

EMPLOYEES

At December 31, 2011, we had 819 employees.  None of our employees are covered by any collective bargaining agreement.  We consider our employee relations to be good.

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

The Business Applications department purchases, develops, and maintains business applications systems jointly with internal departments.  This department follows industry best practices in project management, systems development life cycle, change management, account management, computer systems validation, and data archiving.  The major Business Applications systems are as follow:

•

Oracle JDEdwards Enterprise Resource Planning, including Financials, Supply Chain / Logistics and Manufacturing

•

Oracle Hyperion Enterprise Performance Management

•

Model N Revenue Management

•

IBM Sterling GIS Electronic Data Interchange

•

Peoplesoft Human Resources Information System

•

QAD Enterprise Applications

The Technology Operations department purchases, deploys and maintains computing and communication infrastructure systems that enable reliable and efficient business operations.  This department follows industry best practices in capacity planning, configuration management, incident/problem prevention and management, disaster recovery, data backup and restoration, data center operations, and security management.  The major Technology Operations areas are as follow:

•

Electronic mail, messaging and collaboration tools

•

Data center operations

•

Computer assets and software license management

•

Network, telecommunications and video conferencing operations

•

Authentication, network security and anti-virus measures

•

Personal computer and mobile device management

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

Par Pharmaceutical:  Developing and Marketing Higher-Margin Generic Pharmaceuticals

Par Pharmaceutical, our generic products division, is committed to providing high-quality pharmaceuticals that are affordable and accessible to patients.  We ranked 5th in U.S. sales among all generic drug companies in 2011, according to IMS Health, and as of December 31, 2011 we manufactured, marketed or licensed generic prescription drugs consisting of approximately 55 product names (molecules), in the form of approximately 55 products (each with an associated ANDA), and approximately 200 SKUs (packaging sizes).

Our generic pipeline included approximately 72 products awaiting FDA approval, which include 19 confirmed first-to-file and four potential first-to-market product opportunities as of December 31, 2011, including the then-pending acquisition of Edict.  In recent years, we introduced generic versions of several major pharmaceutical products, including Toprol-XL®, Entocort®, Imitrex®, Rythmol®, Ultracet ER® and Lotrel®.

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

Risks Related to Our Business

Our recent acquisitions of Anchen and Edict involve numerous risks, including the risks that we may be unable to integrate the acquired businesses successfully and that we may assume liabilities that could adversely affect us.

On November 17, 2011, we closed our acquisition of Anchen Incorporated and its subsidiary, Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen” or “Anchen Pharmaceuticals”), an Irvine, California-based privately-held specialty pharmaceutical company focused on developing and commercializing extended release and niche generic products.

On February 17, 2012, we closed our acquisition of privately-held Edict Pharmaceuticals Pvt. Ltd. (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals.

Acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses.  These risks include, but are not limited to:

•

difficulties in achieving identified financial revenue synergies, growth opportunities, operating synergies and cost savings;

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

We incur significant transaction costs associated with our acquisitions, including substantial fees for investment bankers, attorneys, and accountants.  Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities.  Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.  These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

In addition, our acquisitions resulted in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability.  If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings would be required.  Such a charge could be in an amount that is material to our results of operations and net worth.

We borrowed $350 million under a new senior credit facility to finance our acquisition of Anchen.  Any failure by us to comply with operating and financial restrictions and covenants under the new senior credit facility could result in the accelerated maturity of debt obligations, which could materially and adversely affect our liquidity.

In connection with our acquisition of Anchen, we replaced our unsecured credit facility with a new senior credit facility, including a $350 million term loan used to finance the acquisition.  The new senior credit facility was provided under a new credit agreement (the “Credit Agreement”) that contains numerous restrictive covenants that limit our discretion in the operation of our business, which could have a materially adverse effect on our business, financial condition and results of operations.  If we are unable to generate sufficient cash flow or otherwise obtain the funds necessary to make required repayments under the Credit Agreement, or if we fail to comply with the requirements of our indebtedness, we could create an event of default under the Credit Agreement.  Any default that is not cured or waived could result in the acceleration of the obligations under the Credit Agreement.  Any such default which actually causes an acceleration of obligations could have a material adverse effect on our liquidity and financial condition.  Additionally, the covenants in the Credit Agreement may restrict the conduct of our business, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial to our business.  Our ability to comply with covenants contained in the Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

Our acquisition of Edict subjects us to risks associated with doing business internationally.

Through our acquisition of Edict, we expect that some of our drug products are developed and/or manufactured at Edict’s facility in India.  We have little or no experience in establishing and running foreign operations.  We will face certain risks inherent in the establishment of foreign operations, many of which are beyond our control.  These risks include, among other things:

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

Through our acquisition of Edict, we own and operate a facility located in India, and we are subject to regulatory, economic, social and political uncertainties in India, which could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Through our acquisition of Edict, we are subject to certain risks associated with having a portion of our assets and operations located in India.  Edict’s operations in India may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies; any reversal of India’s recent economic liberalization and deregulation policies; as well as social stability and political, economic or diplomatic developments affecting India in the future.  India has, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries.  Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended.  We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars.

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

Through our acquisition of Edict, we have increased exposure to tax liabilities, including foreign tax liabilities.

As a corporation with a subsidiary in India, we are subject to income taxes as well as non-income based taxes, in both the United States and India.  Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.  Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate.  Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate.

In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross border arrangements among any foreign subsidiary in relation to various aspects of our business, including research and development activities and manufacturing.  Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase.  This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent development and commercialization.  Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new products in a timely manner.  There are numerous difficulties in developing and commercializing new products, including:

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

The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for any applicant that is first to file an abbreviated new drug application (“ANDA”) containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV certification”).   The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) is often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period.  At various times in the past, a large portion of our revenues have been derived from the sales of generic drugs during such 180-day marketing exclusivity period and from the sale of other generic products for which there otherwise is limited competition.  ANDAs that contain Paragraph IV certifications challenging patents, however, generally become the subject of patent litigation that can be both lengthy and costly.   There is no certainty that we will prevail in any such litigation or that we will be the first to file and granted the 180-day marketing exclusivity period .  Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications.  In addition, brand companies often authorize a generic version of the corresponding brand drug to be sold during any period of marketing exclusivity that is awarded (described further below), which reduces gross margins during the marketing exclusivity period.  Brand companies may also reduce their price of their brand product to compete directly with generics entering the market, which would similarly have the effect of reducing gross margins.  Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period.  Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not be granted the 180-day marketing exclusivity.

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

We face intense competition in the pharmaceutical industry from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results.

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

We believe that our principal generic competitors are Teva Pharmaceutical Industries, Sandoz Pharmaceuticals, Mylan Laboratories, and Watson Pharmaceuticals.  These companies, among others, collectively compete with the majority of our products.  We also face price competition generally as other generic manufacturers enter the market, and as a result of consolidation among wholesalers and retailers and the formation of large buying groups.  Any of these factors, in turn, could result in reductions in our sales prices and gross margin.  This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors.  Our principal strategy in addressing our competition is to offer customers a consistent supply of a broad line of generic drugs.  There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products.  “Authorized generics” are generic pharmaceutical products that are introduced by brand companies, either directly or through partnering arrangements with other generic companies.  Authorized generics are equivalent to the brand companies’ brand name drugs, but are sold at relatively lower prices than the brand name drugs.  An authorized generic product is not prohibited from sale during the 180-day marketing exclusivity period granted to the first generic manufacturer to receive regulatory approval with a Paragraph IV certification in respect to the applicable brand product.  The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity.  This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their brand name products.  Because authorized generics may be sold during our marketing exclusivity period, they can materially decrease the profits that we could receive as an otherwise exclusive marketer of a product.  Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain brand name drugs.

As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products generally decline, often rapidly.

Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market.  However, as other generic manufacturers receive regulatory approvals for competing products, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors.   We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.

Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.

We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products.  For the year ended December 31, 2011, our top selling products, metoprolol succinate ER, budesonide, propafenone, sumatriptan succinate injection, chlorpheniramine/hydrocodone, amlodipine and benazepril HCl, dronabinol, tramadol ER, Nascobal® and Megace® ES, accounted for approximately 72% of our total net revenues and a significant portion of our gross margin.  Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.

A significant number of our products are produced at one location that could experience business interruptions, which could have a material adverse effect on our business, financial position and results of operations.

We produce the majority of the products that we manufacture at a manufacturing facility in New York, and we expect to produce a growing number of products at our newly-acquired subsidiaries’ manufacturing facilities in California and India.  A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies or directly from foreign manufacturers.  If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of time and resources.  In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming.  Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation.

The use of legal, regulatory and legislative strategies by brand competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, delay or prevent such introduction and/or significantly reduce the profit potential of our products.

Brand drug companies often pursue strategies that may serve to prevent or delay competition from generic alternatives to their brand products.  These strategies include, but are not limited to:

•

entering into agreements with our generic competitors to begin marketing an authorized generic version of a brand product at the same time that we introduce a generic equivalent of that product;

•

filing “citizen’s petitions” with the FDA, including by timing the filings so as to thwart generic competition by causing delays of our product approvals;

•

seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence and/or “sameness” to the related brand product;

•

initiating legislative and administrative efforts in various states to limit the substitution of generic versions of brand pharmaceutical products for the related brand products;

•

filing suits for patent infringement that automatically delay FDA approval of generic products;

•

introducing “next-generation” products prior to the expiration of market exclusivity for their brand product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;

•

obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods as discussed below;

•

persuading the FDA to withdraw the approval of brand drugs for which the patents are about to expire, thus allowing the brand company to develop and launch new patented products serving as substitutes for the withdrawn products;

•

seeking to obtain new patents on drugs for which patent protection is about to expire;

•

seeking temporary restraining orders and injunctions against selling a generic equivalent of their brand product based on alleged misappropriation of trade secrets or breach of confidentiality obligations against a generic company that has received final FDA approval and is attempting to begin commercialization of the generic product;

•

seeking temporary restraining orders and injunctions against selling a generic equivalent of their brand product based on alleged infringement of patents that were not eligible to be listed in the FDA’s “Orange Book” against a generic company that has received final FDA approval and is attempting to begin commercialization of the generic product;

•

seeking temporary restraining orders and injunctions against a generic company that has received final FDA approval for a product and is attempting to launch “at risk” prior to resolution of related patent litigation;

•

reducing the marketing of the brand product to healthcare providers, thereby reducing the brand drug ’ s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and

•

converting brand prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic prescription market for the drugs.

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

We have approximately 100 customers, some of which are part of larger buying groups.  In 2011, our three largest customers in terms of net sales dollars accounted for approximately 53% of our total revenues, as follows: McKesson Drug Co. (21%), Cardinal Health, Inc. (20%), and AmerisourceBergen Corporation (12%).  The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material adverse effect upon our future operating results and financial condition.

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

Our ability to market any product successfully depends, in large part, upon the acceptance of the product by third parties over which we have no control.

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

We have broadened our product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which we distribute generic pharmaceutical products manufactured by others.  We have entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products.  For the year ended December 31, 2011, approximately 58% of our total net product sales were generated from products manufactured under contract or under license.  We cannot provide assurance that the manufacturing efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products.  Any alteration to or termination of our current material distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and otherwise), prospects or results of operations.

We expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology.  We expend resources on research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations.  Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs.  We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals.  As we continue to develop and in-license new products, we will likely incur increased research and licensing expenses.

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

Just as our generic products take market share from the corresponding branded products, we will confront the same competitive pressures from other generic pharmaceutical companies when we sell our branded products.  Specifically, generic products are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.  Competition from generic equivalents, accordingly, could have an adverse effect on our Strativa segment.  While we have endeavored (with our relevant partners, as applicable) to protect our branded assets by securing regulatory exclusivities and intellectual property protections, such exclusivities and protections are subject to expiry and to legal challenges, including our current litigation against TWi Pharmaceuticals for its Paragraph IV filing with respect to Megace ES®.

We continue to consider product or business acquisitions or licensing arrangements to expand our brand product line.  Any growth of the Strativa segment will be based largely on the successful commercialization of our existing products and the acquisition or in-licensing of new product opportunities.  Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment.  In the past, we have invested significant sums in license arrangements for products under development, which have been terminated unsuccessfully.  We also may not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain our brand business segment.

In addition, we cannot be certain that our brand product expenditures will result in commercially successful launches of these products or will improve the long-term profitability of Strativa.  Strativa relaunched Nascobal® in the second quarter of 2009.  In 2010, Strativa launched two brand products that did not meet our commercial expectations, and in 2011 we returned all rights to these two products to our respective third-party development partners, resulting in a write-down of assets specifically related to these products.  Any future commercialization efforts that do not meet expectations could similarly result in a write-down of assets related to such products.

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

Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare).  Some of the applicable laws may impose liability even in the absence of specific intent to defraud.  Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us.  Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

•

our ability to manufacture products at our manufacturing facilities;

•

the scope and outcome of governmental regulatory actions;

•

our dependence on a small number of products for a significant portion of net revenue or income;

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

In certain circumstances, we issue price adjustments and other sales allowances to our customers.  Although we may establish reserves based on our estimates of these amounts, if estimates are incorrect and the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on our financial position and results of operations.

As described above, the first company to file an ANDA containing a Paragraph IV certification that successfully challenges the patent(s) on a brand product may be granted 180 days of generic market exclusivity by the FDA for that generic product.  At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%).  When we experience price declines following a period of generic marketing exclusivity, or at any time when a new competitor enters the market with respect to a product we are selling, we may at our discretion decide to lower the price of our product to retain market share and provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers.  Because the entry of a competitive generic product is unpredictable, we do not establish reserves for such potential adjustments, and therefore the full effect of such adjustments are not reflected in our operating results.  There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of each fiscal reporting period.  Management concluded that our internal controls over financial reporting were effective as of December 31, 2011.  However, failure to maintain the existing effective control structure could impact our evaluations in future periods.

We have had a recent history of material weaknesses in our internal controls over financial reporting as identified in 2006 and 2007 Annual Reports on Form 10-K.  If we fail to maintain our improvements in internal controls over financial reporting, we could fail to meet our reporting obligations, including issuing financial statements in future periods that contain errors.  The failure to maintain our improvements in internal controls over financial reporting also could cause investors to lose confidence in our reported financial information and possibly have a negative impact on the trading price of our securities and could lead to additional litigation claims and/or regulatory proceedings against us.  The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor.  Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses.  Such events could harm our business, negatively affect our ability to raise capital and adversely affect the trading price of our securities.

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

Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients.  There is no assurance that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels.  Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, and could significantly harm our business, results of operations, financial condition and cash flows.  We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

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

Litigation concerning patents and branded rights can be protracted and expensive.  Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable.  When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted.  Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights.  Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents.  Because substantially all of our current business involves the marketing and development of products that are either subject to the protection of our own patents or the potential assertion of claims by third parties, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.  Our development partners are also parties to several lawsuits, the outcome of which may have a material adverse impact on our business.  For more information on our material pending litigation, please see Item 3 – “Legal Proceedings” of this Annual Report on Form 10-K.

We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.

Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid.  We likely cannot avoid such claims.  Unanticipated side effects or unfavorable publicity concerning any of our products would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers and patients.  Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products.  In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices.  A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums.  In addition, insurance coverage for product liability may become prohibitively expensive in the future, and as a result we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims, or we may be required to maintain a larger self-insured retention than we would otherwise choose.

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

Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems.  In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with applicable regulations.  Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations.  We operate in New Jersey, New York and California, which are states often recognized for having very aggressive public health and environmental protection laws.  We also operate in India, where environmental regulation has become and continues to grow stronger.

Finally, as part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand and generic drug manufacturers, is uncertain and could adversely affect our business.  In the past, we have been the subject of investigation and litigation by the FTC in which violations of antitrust laws have been alleged stemming from our settlement of a patent litigation with a brand pharmaceutical company.  In addition, this litigation has resulted in follow-on litigation against us by private plaintiffs alleging similar claims.  We could be subject to similar investigations and litigation in the future, which would likely result in substantial costs and divert our management’s attention and resources and could have a material adverse effect on our business activities and condition (financial or otherwise).  For more information on our material pending litigation, please see Item 3 – “Legal Proceedings” of this Annual Report on Form 10-K.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which the agencies have suggested that reporting of inflated AWPs by manufacturers have led to excessive payments for prescription drugs.  For example, beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by state Attorneys General and a number of municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. (“Ven-A-Care”) alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  During 2010, we settled the Hawaii suit for $2.3 million and the Massachusetts suit for $0.5 million.  During 2011, we settled the Alabama suit for $2.5 million, the Idaho suit for $1.7 million, the Mississippi suit for $3.6 million, and we settled claims brought by Ven-A-Care, Texas, Florida, under federal and state law, as well as Alaska, South Carolina and Kentucky under state law, for $154 million.  In addition, at various times between 2006 and 2010, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas to us, and the Attorneys General of Michigan, Tennessee, Texas, and Utah issued civil investigative demands to us.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Works Unions and Employers Midwest Health Benefits Fund under the Federal Racketeer Influence and Corrupt Organizations Act alleging the same general conduct as set forth in the qui tam action above.  Certain of the other pharmaceutical companies named in these suits have entered into settlements with various jurisdictions for amounts ranging up to tens of millions of dollars.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The market prices for securities of pharmaceutical companies like ours have been and are likely to continue to be highly volatile.  As a result, investors in these companies often buy at high prices only to see the prices drop substantially later, resulting in an extreme drop in value in the holdings of these investors.  Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects, and general market conditions for pharmaceutical stocks, could have a significant impact on the future trading prices of our common stock.  In particular, the trading price of the common stock of many pharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.  Some of the factors that may cause volatility in the price of our securities include:

•

the timing of new product introductions,

•

quarterly variations in results,

•

clinical trial results and outcomes of other product development activities,

•

regulatory developments,

•

competition, including both brand and generic,

•

business and product market cycles,

•

changes in governmental regulations or legislation affecting our industry,

•

fluctuations in customer requirements,

•

the availability and utilization of manufacturing capacity,

•

the timing and amounts of royalties paid to us by, or owed by us to, third parties,

•

the availability of working capital,

•

the outcomes of audits by regulatory agencies like the IRS or the outcomes of investigations by federal authorities like the Department of Justice and the Federal Trade Commission,

•

issues with the safety or effectiveness of our products, and

•

developments in pending litigation matters or new litigation matters.

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

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease
Spring Valley, NY	Manufacturing	120,000	Owned
Spring Valley, NY	Quality & Administrative	34,000	Owned
Spring Valley, NY	Research	55,000	Leased	December 2014
Suffern, NY	Distribution	190,000	Leased	July 2017
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2016
Irvine, CA	Administrative, Quality, Manufacturing	40,500	Leased	March 2016
Irvine, CA	Manufacturing, Warehouse	40,700	Leased	December 2017
Irvine, CA	Research	26,800	Leased	August 2018
Chennai, India	Manufacturing & Research	60,000	Owned

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

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The consolidated class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The co-lead plaintiffs filed a motion to certify the class.  After class discovery, both co-lead plaintiffs withdrew and a new lead plaintiff, Louisiana Municipal Police Employees Retirement fund (LAMPERS) and its counsel, Berman DeValerio, were substituted in as lead plaintiff and new lead counsel.  LAMPERS have filed a motion for class certification which, after additional class discovery, has been fully briefed, but no argument date has been set.  We and Messrs. O’Connor and Tarriff have answered the amended complaint and intend to vigorously defend the consolidated class action. Plaintiffs have filed a motion for class certification which we and the other defendants intend to oppose.

 Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC, an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages based on a variety of allegations.  On October 20, 2011, the parties entered into a Settlement Agreement that enabled us to move forward with the closing of the acquisition.  On February 17, 2012, the date we closed our acquisition of Edict, the parties executed and delivered a Mutual Release and Covenant Not to Sue, and on February 21, 2012, the parties filed with the Court a Stipulation of Dismissal with Prejudice dismissing all claims under the litigation.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.  On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the litigation was resolved by a settlement and license agreement that terminated all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On May 13, 2011, oral argument was held before the Court of Appeals, and we currently await the Court’s decision.  On January 20, 2012, we filed a motion for summary judgment in our lawsuit against the private plaintiffs in the U.S. District Court for the Northern District of Georgia seeking to have their claims of sham litigation dismissed.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) after MN and we submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. (collectively "IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively “Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigations in view of settlement agreements reached by the parties, and the cases were terminated pursuant to a stipulation of dismissal on May 10, 2010.  The settlement agreement terms are confidential.

On November 10, 2011, Celgene and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey, and Alkermes plc (formerly Elan) filed a lawsuit against us in the U.S. District Court for the District of Delaware the following day.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, 25, 30, and 35 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 5,908,850; 6,355,656; 6,528,530; 5,837,284; 6,635,284; and 7,431,944 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, 25, 30, 35, and 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We have previously received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  On November 9, 2010, we entered into a stipulation with the plaintiffs to stay litigation on the OTC product pending the decision by the U.S. Court of Appeals for the Federal Circuit on the prescription product appeal, and the parties have agreed to be bound by such decision for purposes of the OTC product litigation. We intend to pursue our appeal and defend this action vigorously.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  An oral hearing was conducted October 5, 2011, and we await the decision of the Court of Appeals.  On December 15, 2010, the District Court granted our motion to dismiss a second case brought by AstraZeneca, in which AstraZenica had asserted that we infringed its rosuvastatin process patents, which decision AstraZeneca appealed to the U.S. Court of Appeals for the Federal Circuit on January 14, 2011.  On February 9, 2012, the Court of Appeals affirmed the Delaware District Court’s dismissal of plaintiffs’ claims in the second action.  We intend to defend both actions vigorously.

On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court in the first action.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.

On July 1, 2009, Alcon Research Ltd. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  On November 3, 2011, the Court entered an order and stipulation of dismissal in view of a settlement reached by the parties.  The settlement agreement terms are confidential.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  We filed our answer on November 10, 2010. Mediation took place under the supervision of the Court on September 20, 2011.  On December 6, 2011, the Court entered an order dismissing this case with prejudice in view of our settlement agreement with Biovail.  The settlement agreement terms are confidential.

On October 4, 2010, UCB Manufacturing, Inc. filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims.  On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’s motion for summary judgment dismissing UCB’s claims, and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs.

On March 25, 2011, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC (in error, subsequently amended to Par) in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011, and our case was consolidated with those for the other defendants, Actavis, Impax, and Wockhardt, on September 26, 2011.  The Court has scheduled a Markman hearing for October 5, 2012, and a 10-day bench trial for September 9, 2013.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  Our case has been consolidated in the same Court with those of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on August 17, 2012; the end of Markman briefing for October 12, 2012; and a trial date of December 10, 2012.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (collectively “UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our intent to market levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification. On August 22, 2011, the parties entered into a stipulated dismissal of the case pursuant to a settlement agreement that allowed Par to launch its generic levetiracetam extended release product on September 13, 2011 subject to certain confidential conditions.

On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois.  In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 (expiration April 22, 2024) in view of the notice letter we received from TWi stating that TWi had filed an ANDA, accompanied by a Paragraph IV certification, seeking approval for a generic version of Megace® ES.  We are at present aware of no other generic filers.  On November 15, 2011, the Court scheduled the end of fact discovery for September 1, 2012; the end of expert discovery for December 15, 2012; and a 5-7 day bench trial for October 7, 2013.  We intend to prosecute this infringement case vigorously.

On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  We are awaiting a decision and will continue to defend this action vigorously.

On June 10, 2010, Genzyme Corporation filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,602,116, and 6,903,083 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 0.5, 1, and 2.5 mcg doxercalciferol.  A bench trial was conducted from November 14-18, 2011.  We are awaiting a decision and will continue to defend this action vigorously.

On June 14, 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 7,259,186 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral capsules of EQ 45 and EQ 135 mg choline fenofibrate.  A Markman hearing was held May 24, 2011, and a final pre-trial conference was held November 16, 2011.  On October 24, 2011, we filed a motion for summary judgment of invalidity, which is currently pending before the Court.  We will continue to defend this action vigorously.

On January 12, 2011, GlaxoSmithKline, LLC filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 5,565,467 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of an oral capsule of 0.5 mg dutasteride and an oral capsule of 0.5/0.4 mg dutasteride/tamsulosin.  On November 30, 2011, the court confirmed that the bench trial for this case is set for October 22, 2012.  We will continue to defend this action vigorously.

On September 9, 2011, Flamel Technologies, S.A. filed a lawsuit against Anchen in the U.S. District Court for the District of Maryland.  The complaint alleges infringement of U.S. Patent No. 6,022,562 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral capsules of 10, 20, 40, and 80 mg carvedilol.  The complaint was served on us on January 12, 2012, and we filed our answer on January 30, 2012.  We will defend this action vigorously.

On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,926,907; 6,369,085; 7,411,070; and 7,745,466 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium.  We filed our answer on December 12, 2011.  We will continue to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On August 24, 2011, we settled claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law, for $154,000 thousand.  The settlement resolved the lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement eliminated the majority of the alleged damages asserted against us in the various drug pricing litigations and removed all trials that had been scheduled.  We paid the $154,000 thousand settlement amount during the third quarter of 2011.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The Mississippi suit was settled on September 1, 2011 for $3,600 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of December 31, 2011, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  We intend to vigorously defend this lawsuit.

We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  The time for responding to the complaint filed by UFCW has not yet elapsed.  We intend to vigorously defend this lawsuit.

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

Other

We are, from time to time, a party to certain other litigations, including product liability litigations.  We believe that these litigations are part of the ordinary course of our business and that their ultimate resolution will not have a material effect on our financial condition, results of operations or liquidity. We intend to defend or, in cases where we are the plaintiff, to prosecute these litigations vigorously.

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

	2011		2010
Quarter ended (approximately)	High	Low	High	Low
March 31	$38.78	$28.81	$27.71	$24.07
June 30	35.64	31.77	28.40	24.95
September 30	34.61	25.24	29.38	26.02
December 31	33.37	26.11	38.95	29.38

(b)  Holders.  As of February 16, 2012, there were 1,422 holders of record of our common stock.

(c)  Dividends.  During 2011, 2010 and 2009, we did not pay any cash dividends on our common stock. The payment of future dividends on our common stock is subject to the discretion of the Board and is dependent upon many factors, including our earnings, our capital needs, the terms of any financing agreements and our financial condition.  In certain circumstances, our ability to pay dividends is restricted by the various customary covenants contained in our senior unsecured credit facilities with JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger.  Refer to Notes to Consolidated Financial Statements - Note 12 – "Senior Credit Facilities" contained elsewhere in this Form 10-K for further details.

(d) Securities authorized for issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Plan Category
Equity compensation plans approved by stockholders:
2004 Performance Equity Plan (1)	2,122,000	$29.18	5,071,000
1997 Directors Stock Option Plan (2)	200,000	40.04	142,000
Total	2,322,000	$30.11	5,213,000

(1)

The 2004 Plan totals include prior authorizations under the 2001 Plan.  The maximum number of stock options available for future issuance is 4,708,000.  Of the total number of shares available for future grant 363,000 shares are available for the issuance of restricted stock and/or restricted stock units.

(2)

For the 1997 Plan, the indicated total number of securities remaining available for future issuance may be any combination of stock options and restricted stock units.

(e) Performance graph

The following graph compares the total cumulative stockholder return on our Common Stock for the period December 31, 2006 through December 31, 2011, with the cumulative total return of (a) the S&P 400 Mid-Cap Index (b) the S&P 600 SmallCap Index and (c) the Dow Jones US Pharmaceuticals Index.  The comparison assumes that $100 was invested on December 31, 2006, in our Common Stock and in each of the comparison indices.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG PAR PHARMACEUTICAL COMPANIES, INC.,

S&P 400 MID-CAP INDEX, S&P 600 SmallCap INDEX AND DOW JONES US PHARMACEUTICALS INDEX

Company/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Par Pharmaceutical Companies, Inc. (PRX)	$100.00	$107.29	$59.95	$120.97	$172.15	$146.31
S&P 400 Mid-Cap (MID)	$100.00	$106.69	$66.92	$90.34	$112.79	$109.30
S&P 600 SmallCap (SML)	$100.00	$98.78	$67.18	$83.15	$103.93	$103.76
Dow Jones US Pharmaceuticals (DJUSPR)	$100.00	$101.61	$80.19	$92.06	$90.80	$103.93

(f) Issuer Purchases of Equity Securities (1)

Quarter Ended December 31, 2011

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2011 through October 31, 2011	590	N/A	-	-
November 1, 2011 through November 30, 2011	20,398	N/A	-	-
December 1, 2011 through December 31, 2011	227	N/A	-	-
Total	21,215	N/A	-	1,330,859

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2011.  The repurchase program has no expiration date. In certain circumstances, our ability to repurchase capital stock is restricted by the various customary covenants contained in our senior unsecured credit facilities with JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger.  Refer to Notes to Consolidated Financial Statements - Note 12 – "Senior Credit Facilities" contained elsewhere in this Form 10-K for further details.

(2)

The total number of shares purchased represents 21,215 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $32.73 at December 31, 2011.

ITEM 6.  Selected Financial Data

	As of and for the Years Ended
	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
	(In Thousands, Except Per Share Amounts)
Income Statement Data:
Revenues:
Net product sales	$887,495	$980,631	$1,176,427	$561,012	$739,020
Other product related revenues	38,643	28,243	16,732	17,103	30,646
Total revenues	926,138	1,008,874	1,193,159	578,115	769,666
Cost of goods sold, excluding amortization expense	526,288	620,904	838,167	385,129	489,963
Amortization expense	13,106	14,439	21,039	16,415	11,184
Total cost of goods sold	539,394	635,343	859,206	401,544	501,147
Gross margin	386,744	373,531	333,953	176,571	268,519
Operating expenses (income):
Research and development	46,538	50,369	39,235	59,656	77,659
Selling, general and administrative	173,378	192,504	165,135	137,866	138,217
Settlements and loss contingencies, net	190,560	3,762	307	49,837	(945)
Restructuring costs	26,986	-	1,006	15,397	-
Total operating expenses	437,462	246,635	205,683	262,756	214,931
Gain on sale of product rights and other	125	6,025	3,200	9,625	20,000
Operating (loss) income	(50,593)	132,921	131,470	(76,560)	73,588
Other expense, net	-	-	-	-	(56)
Gain on bargain purchase	-	-	3,021	-	-
(Loss) gain on extinguishment of senior subordinated convertible notes	-	-	(2,598)	3,033	-
Equity in loss of joint venture	-	-	-	(330)	(387)
Gain (loss) on marketable securities and other investments, net	237	3,459	(55)	(7,796)	(1,583)
Interest income	736	1,257	2,658	9,246	13,673
Interest expense	(2,676)	(2,905)	(8,013)	(13,355)	(13,781)
(Loss) income from continuing operations before (benefit) provision for income taxes	(52,296)	134,732	126,483	(85,762)	71,454
(Benefit) provision for income taxes	(5,996)	41,980	48,883	(32,447)	24,670
(Loss) income from continuing operations	(46,300)	92,752	77,600	(53,315)	46,784
Gain (loss) from discontinued operations and loss from disposal before benefit for income taxes	-	-	-	505	-
(Benefit) provision for income taxes	(20,155)	21	672	2,361	1,212
Income (loss) from discontinued operations	20,155	(21)	(672)	(1,856)	(1,212)
Net (loss) income	($26,145)	$92,731	$76,928	($55,171)	$45,572

Net (loss) income per share of common stock:
Basic:
(Loss) income from continuing operations	($1.29)	$2.70	$2.30	($1.60)	$1.36
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)	(0.05)	(0.04)
Net (loss) income	($0.73)	$2.70	$2.28	($1.65)	$1.32

Diluted:
(Loss) income from continuing operations	($1.29)	$2.60	$2.27	($1.60)	$1.35
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)	(0.05)	(0.04)
Net (loss) income	($0.73)	$2.60	$2.25	($1.65)	$1.31

Weighted average number of common shares outstanding:
Basic:	35,950	34,307	33,679	33,312	34,494
Diluted	35,950	35,644	34,188	33,312	34,718

Balance Sheet Data:
Working capital	$271,709	$365,537	$263,094	$203,462	$232,100
Property, plant and equipment, net	97,790	71,980	74,696	79,439	82,650
Total assets	1,231,453	783,232	723,827	748,237	772,296
Long-term debt, less current portion	323,750	-	-	-	-
Total stockholders’ equity	609,581	628,444	498,653	411,983	452,810

Refer to Notes to Consolidated Financial Statements - Note 2 – “Anchen Acquisition” contained elsewhere in this Form 10-K for details of our 2011 acquisition that was the primary reason for the increase in Total assets and Long-term debt, less current portion above.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Form 10-K.

OVERVIEW

Par Pharmaceutical Companies, Inc. operates primarily in the United States as two business segments, our generic products division (“Par Pharmaceutical” or “Par”) for the development, manufacture and distribution of generic pharmaceuticals, and Strativa Pharmaceuticals (“Strativa”), our branded products division.

The introduction of new products at prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our stockholders.  Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products.  Par Pharmaceutical is an attractive business partner because of its strong commercialization track record and presence in the generic trade.

On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”), a privately held generic pharmaceutical company.  The Anchen assets we acquired include five currently marketed generic products, numerous in-process research and development products, which include a pipeline of 29 filed ANDAs, a workforce of approximately 200 employees and leased facilities with manufacturing capabilities and research and development capabilities.  As of December 31, 2011, we also had a then-pending acquisition of Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals.  The Edict assets include numerous in-process research and development products, which includes a pipeline of 11 filed ANDAs, a workforce of approximately 100 employees and a facility with manufacturing capabilities and research and development capabilities.  We closed our acquisition of Edict on February 17, 2012.

In addition to our acquisitions, Par’s 2011 achievements included eight launches (including generic versions of Entocort® EC, Rythmol SR®, and Lotrel®), execution of several business development agreements, passing all FDA inspections, and settling three Paragraph IV litigations.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  We target high-value, first-to-file Paragraph IVs or first–to-market product opportunities.  As of December 31, 2011, we had 72 total filed ANDAs that represented over $20 billion of combined branded product sales.  These ANDA filings included 19 confirmed first-to-files and four potential first-to-market product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

Strativa acquired the worldwide rights to Nascobal® Nasal Spray in 2009.  Nascobal® Nasal Spray is an FDA-approved prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies.  It is the first and currently only once-weekly, self-administered alternative to B12 injections.  We project Nascobal® Nasal Spray to reach peak annual sales in a range from $40 million to $50 million.  In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In July 2011, we received a notice letter from a generic pharmaceutical manufacturer advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.  Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce Elan’s patents, which expire in 2020 and 2024, respectively, as appropriate.  Together with Megace® ES and the current level of personnel deployed in the field, we believe Strativa will generate cash inflows in excess of cash outflows into the foreseeable future.

Sales and gross margins of our products depend principally on (i) our ability to introduce new generic and brand products and the introduction of other generic and brand products in direct competition with our products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our recently introduced branded product (Nascobal® Nasal Spray) and the successful development and commercialization of any future in-licensed branded product pipeline.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe to be unique to the generic pharmaceutical industry.  As the patent(s) for a brand name product and the related exclusivity period(s) expire, the first generic manufacturer to receive regulatory approval from the FDA for a generic equivalent of the product is often able to capture a substantial share of the market.  At that time, however, the brand company may license the right to distribute an “authorized generic” product to a competing generic company.  As additional generic manufacturers receive regulatory approvals for competing products, the market share and the price of those products have typically declined - often significantly - depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors.

Net sales and gross margins derived from brand pharmaceutical products typically follow a different pattern.  Sellers of brand pharmaceutical products benefit from years of being the exclusive supplier to the market due to patent protections for the brand products.  The benefits include significantly higher gross margins relative to sellers of generic pharmaceutical products.  However, commercializing brand pharmaceutical products is more costly than generic pharmaceutical products.  Sellers of brand pharmaceutical products often have increased infrastructure costs relative to sellers of generic pharmaceutical products and make significant investments in the development and/or licensing of these products without a guarantee that these expenditures will result in the successful development or launch of brand products that will prove to be commercially successful.  Selling brand products also tends to require greater sales and marketing expenses to create a market for the products than is necessary with respect to the sale of generic products.  Just as our generic products take market share away from the corresponding branded products, we confront the same competitive pressures from other generic pharmaceutical companies when we sell our branded products.  Specifically, after patent protections expire, or after a successful challenge to the patents protecting one of our brand products, generic products can be sold in the market at a significantly lower price than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.

Healthcare Reform Impacts

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA) and on March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act, which includes a number of changes to the PPACA.  These laws are hereafter referred to as “healthcare reform” or the “Acts.”

A number of provisions of healthcare reform have had and will continue to have a negative impact on the price of our products sold to U.S. government entities.  The significant provisions that impacted net revenues, gross margin and net income for the years ended December 31, 2011 and 2010 include, but are not limited to, the following (all items were effective January 1, 2010 unless otherwise noted):

•

Increase in the Medicaid rebate rate.  The base rebate rate on sales of brand drugs (Strativa) and authorized generics (Par) into the Medicaid channel was increased from 15.1% of AMP (average manufacturer price) to 23.1% of AMP.  The base rebate on sales of multisource generic products (Par) into the Medicaid channel was increased from 11% of AMP to 13% of AMP.  The base rebate is one component of the calculation for branded drugs and authorized generics, and may or may not result in an increase in rebates for a particular product.

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

•

Revisions to the AMP calculation, effective October 1, 2010.  This provision had a negligible impact on net revenues and gross margins for the year ended December 31, 2011.

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

  In 2011, the following provisions went into effect:

•

An annual, non tax deductible, pharmaceutical fee assessed by the Secretary of the Treasury on any manufacturer or importer with gross receipts from the sale of branded prescription and authorized generic drugs to the following government programs and entities: Medicare Part D, Medicare Part B, Medicaid, Department of Veterans Affairs, Department of Defense, and Tricare.  The total pharmaceutical fee, which was set at $2.5 billion for 2011, was allocated across the pharmaceutical industry based upon relative market share into these programs.  The total fee increases each year thereafter, reaching $4.1 billion in 2018.

The market share calculation utilized to allocate the fee is calculated utilizing prior year’s sales statistics.  The impact of the pharmaceutical fee on our 2011 net income was approximately $2.1 million.  In addition, the year to year impact of this provision of healthcare reform will be highly variable depending on:

o

the volume of Par’s sales of authorized generics, which can vary dramatically based upon our ability to continue to secure authorized generic business development opportunities,

o

the volume of Strativa’s sales of brand products, and

o

our ability to share portions of this fee with partners under pre-existing and future distribution agreements.

•

A 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs, including branded and authorized generic pharmaceuticals, purchased during the Part D Medicare coverage gap (commonly referred to as the “donut hole”).   The 2011 gross margin impact of this provision for Par was $1.8 million and Strativa was $0.8 million.

•

Additionally, the publication of monthly weighted average AMP by therapeutic class and retail price surveys began in September 2011.   It is not practical to isolate the impact of this provision on 2011 net revenues or gross margin.

For the year ended December 31, 2011, the impact of healthcare reform resulted in decreases of approximately $16.8 million to our net revenue, approximately $7.3 million to our gross margin, and approximately $9.5 million to our net income.  The gross margin impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

Any potential impact of healthcare reform on the future demand for our products is not determinable at this time.  Any potential future impact on demand could differ between our Par and Strativa divisions, as well as between individual products within each division.

Par Pharmaceutical - Generic Products Division

Our strategy for our generic products division is to continue to differentiate ourselves by carefully choosing opportunities with minimal competition (e.g., first-to-file and first-to-market products).  By leveraging our expertise in research and development, manufacturing and distribution, and business development, we are able to effectively and efficiently pursue these opportunities and support our partners.

During the year ended December 31, 2011, our generic business net revenues and gross margin were concentrated in a few products.  The top nine generic products (metoprolol succinate ER (metoprolol), budesonide, propafenone, sumatriptan, chlorpheniramine/hydrocodone, amlodipine and benazepril HCl dronabinol, tramadol ER, and meclizine) accounted for approximately 65% of total consolidated revenues and approximately 50% of total consolidated gross margins in the year ended December 31, 2011.

We began selling metoprolol in the fourth quarter of 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  From the fourth quarter of 2008 throughout the first two quarters of 2009, we were the sole distributor of generic metoprolol, which resulted in increased volume of units sold coupled with a price increase commensurate with being the sole generic distributor.  Beginning in August 2009, competitors have entered the market at various times on various of the four SKUs (packaging sizes) of the product, and we are no longer the sole distributor of any SKU of the product.  Our sales volume and unit price for metoprolol were adversely impacted subsequent to each entry of a competitor’s SKU into the market.  On December 16, 2011, a third competitor received FDA approval for all four strengths of metoprolol and our sales volume and unit price were adversely impacted.  Additional competitors on any or all of the four SKUs will result in additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

In 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc (“GSK”).  On August 1, 2011, an additional competitor launched a single strength of sumatriptan.  As of December 31, 2011, we believe we were the sole generic distributor of two SKUs with two competitors on the 6mg strength.  We believe our future sales volume and unit price for sumatriptan may be adversely impacted by any additional competition.  Our supply agreement with GSK ended in November 2011.  Under the terms of that agreement we can continue to distribute our existing inventory until depleted.

In August 2009, we launched clonidine TDS, the generic version of Boehringer Ingelheim’s Catapres TTS®.  The product was manufactured by Aveva Drug Delivery Systems, Inc., our third party development partner, with whom we have a profit sharing arrangement.  In April 2011, Aveva discontinued manufacturing clonidine due to a May 2010 Warning Letter received from the FDA citing potential violations of Good Manufacturing Practices at Aveva’s manufacturing facility, and the product was voluntarily withdrawn from the distribution channel.  Because we have no supply, we have discontinued selling the product.

We reintroduced meclizine HCl tablets in 12.5mg and 25mg strengths in 2008.  From the beginning of 2009 to May 2010, we were the exclusive supplier of this generic product.  In June 2010, a competitor entered this market, and in July 2011, a second competitor entered this market.  This new competition negatively impacted our sales and gross margins for meclizine.  Any additional competition could result in significant additional declines in sales volume and unit price, which may negatively impact our revenues and gross margins.

In 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, with SVC Pharma LP, an affiliate of Rhodes Technologies.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues, or additional competition on the product, could have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset was $0.7 million at December 31, 2011, and will be amortized over approximately two years.

In November 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  We believe we are one of two competitors in this market, with the other competitor being the authorized generic.  Additional competitors will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.  We manufacture and distribute this product.

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

On October 5, 2010, our licensing partner, Tris Pharma, Inc., received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL), a generic version of UCB Manufacturing, Inc.’s Tussionex®.  We participate in a profit sharing arrangement with Tris based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited for the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.  In October 2010, UCB filed a complaint naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development as defendants.  The complaint alleged that Tris and its head of research and development misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which they were bound.  The complaint further alleges unfair competition against the defendants relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order and set a schedule for discovery during which UCB must substantiate its claims.  On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’s motion for summary judgment dismissing UCB’s claims, and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the appeal by UCB.

We began selling propafenone, the generic version of Rythmol® SR, in January 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for this product.  We manufacture and distribute this product.  We believe we remained the single source generic supplier for this product as of December 31, 2011.  The market entry of any competition on this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.

We began selling amlodipine and benazepril, the generic version of Lotrel®, in January 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for this product.  Multiple competitors entered the market for this product in July 2011, and our sales volume and unit price were adversely affected.  We manufacture and distribute this product and share net product margin, as contractually defined, with a partner.

We began selling budesonide, the generic version of Entocort ® EC, in June 2011 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.   We are one of two competitors in this market.  As the authorized generic distributor for budesonide, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues, as well as additional competition, could have a negative effect on our revenues and gross margins.

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 13 to 17 new ANDA filings during each of 2012, 2013 and 2014.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners had approximately 72 ANDAs pending with the FDA, which include 19 first-to-file and four first-to-market opportunities as of December 31, 2011.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing products (Megace® ES and Nascobal® Nasal Spray).  In addition, in the longer term, we will continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA, and immediately began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark was $0.9 million at December 31, 2011, and will be amortized over approximately one year.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products.    In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)’s U.S. Patents 6,592,903 and 7,101,576.  We intend, with Elan, to investigate the Paragraph IV certification and ANDA, and to enforce Elan’s patents, which expire in 2020 and 2024, respectively, as appropriate.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $42.2 million at December 31, 2011, and will be amortized over approximately 9 years.

In January 2011, we completed a modest reorganization of the Strativa management team (eliminating approximately ten positions) and refined our sales and marketing plan for each of Strativa’s then-marketed products as part of our on-going efforts to maximize the value and potential of our existing product portfolio.  We announced that the President of Strativa Pharmaceuticals resigned and that effective January 31, 2011, Patrick G. LePore, the Chairman and CEO, assumed day-to-day oversight of Strativa on an interim basis.  In November 2011, Paul V. Campanelli, Chief Operating Officer and President, Par Pharmaceutical, assumed responsibility for Strativa.  We have taken steps to further align the Strativa home office sales and marketing team with the objectives of our sales force and to leverage the relevant expertise and experience within our Par Pharmaceutical generics division.  In conjunction with these events, we recalibrated our target sales for our currently marketed products.  Further information regarding such forecasts can be found in our Form 8-K filed January 6, 2012.

In June 2011, we announced our plans to resize Strativa as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  In July 2011, Strativa returned the U.S. commercialization rights for Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market.  Litigation concerning patents and proprietary rights is often protracted and expensive.  Pharmaceutical companies with patented brand products increasingly are suing companies that produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand drug expires.  When an ANDA is filed with the FDA for approval of a generic drug, the filer may certify either that any patent listed by the FDA as covering the brand product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a risk that a brand pharmaceutical company may sue the filer for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues (2011 compared to 2010)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2011	2010	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$250,995	$473,206	($222,211)
Budesonide (Entocort® EC)	70,016	-	70,016
Propafenone (Rythmol SR®)	69,835	-	69,835
Sumatriptan succinate injection (Imitrex®)	64,068	72,984	(8,916)
Chlorpheniramine/Hydrocodone (Tussionex®)	39,481	17,479	22,002
Amlodipine and Benazepril HCl (Lotrel®)	37,310	-	37,310
Dronabinol (Marinol®)	29,880	27,232	2,648
Tramadol ER (Ultracet ER®)	24,980	22,640	2,340
Meclizine Hydrochloride (Antivert®)	17,184	31,216	(14,032)
Cholestyramine Powder (Questran®)	16,144	16,007	137
Nateglinide (Starlix®)	15,157	15,287	(130)
Omeprazole (Zegerid®)	14,926	18,476	(3,550)
Cabergoline (Dostinex®)	12,186	12,487	(301)
Megestrol oral suspension (Megace®)	11,959	12,556	(597)
Methimazole (Tapazole®)	8,756	10,649	(1,893)
Clonidine TDS (Catapres TTS®)	4,094	61,272	(57,178)
Propranolol HCl ER (Inderal LA®)	154	5,870	(5,716)
Other	117,490	103,326	14,164
Other product related revenues	29,977	16,243	13,734
Total Par Pharmaceutical Revenues	$834,592	$916,930	($82,338)

Strativa
Megace® ES	$58,172	$60,879	($2,707)
Nascobal® Nasal Spray	21,399	17,715	3,684
Oravig®	2,434	1,137	1,297
Zuplenz®	875	213	662
Other product related revenues	8,666	12,000	(3,334)
Total Strativa Revenues	$91,546	$91,944	($398)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Revenues:
Par Pharmaceutical	$834,592	$916,930	($82,338)	(9.0%)	90.1%	90.9%
Strativa	91,546	91,944	(398)	(0.4%)	9.9%	9.1%
Total revenues	$926,138	$1,008,874	($82,736)	(8.2%)	100.0%	100.0%

The decrease in generic segment revenues in 2011 was primarily due to the following factors;

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for 2011 can be attributed to a decrease in the volume of units sold (approximately 51% of total dollar decrease for 2011) with the remainder of the dollar amount decrease due to price.  We expect metoprolol revenues to continue to decline in the future as competition increases in this market.

•

In April 2011, the manufacturer of clonidine, Aveva, decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel.  Because of these events, Par has discontinued marketing clonidine.

•

Additional competition for meclizine beginning in June 2010 and additional competition for sumatriptan beginning in the third quarter of 2011.

•

The non-recurrence of prior year launch volumes of omeprazole, coupled with significant competition from its authorized generic.

The 2011 decreases above were tempered by;

•

The launches of budesonide in June 2011, propafenone in January 2011, amlodipine and benazepril HCl in January 2011 and chlorpheniramine/hydrocodone in October 2010.

•

Improved 2011 royalties primarily from the sales of diazepam, which launched in September 2010, and from the sales of fenofibrate, both of which are included in Par Pharmaceutical as “Other product related revenues”.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 58% of our total product revenues for 2011 and approximately 71% of our total product revenues for 2010.  The decrease in the percentage is primarily driven by decreased revenues of metoprolol and clonidine combined with the launches of propafenone, and amlodipine and benazepril HCl.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The decrease in the Strativa segment revenues in 2011 was primarily due to the decrease in other product-related revenues, driven by the termination of an agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES primarily due to decreased volume coupled with a decrease in average net selling price as compared to 2010.  The decreases were tempered by the continued growth of Nascobal® in 2011 and the latter half of 2010 launches of Oravig® and Zuplenz® and milestone payments earned in 2011 pertaining to an agreement with Optimer related to fidaxomicin.

Strativa launched Oravig® in the third quarter of 2010 and Zuplenz® in the fourth quarter of 2010.  In connection with the launches, our direct customers ordered, and we shipped, Oravig® and Zuplenz® units at a level commensurate with initial forecasted demand for the products.  Due to our relatively limited history in the branded pharmaceutical marketplace, it is impractical to predict with reasonable certainty the rate of Oravig®’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, we recognize revenue and all associated cost of sales as the product is prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time for Oravig® and Zuplenz®.  Accordingly, for 2011, we have recognized $2.4 million of Oravig® revenues and $0.9 million of Zuplenz® revenues and deferred revenues of $0.2 million for Oravig® and of $0.4 million for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 20 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as Oravig® and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

Revenues (2010 compared to 2009)

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	2010	2009	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$473,206	$742,697	($269,491)
Sumatriptan succinate injection (Imitrex®)	72,984	72,319	665
Clonidine TDS (Catapres TTS®)	61,272	33,747	27,525
Meclizine Hydrochloride (Antivert®)	31,216	38,851	(7,635)
Dronabinol (Marinol®)	27,232	24,997	2,235
Tramadol ER (Ultracet ER®)	22,640	5,520	17,120
Omeprazole (Zegerid®)	18,476	-	18,476
Chlorpheniramine/Hydrocodone (Tussionex®)	17,479	-	17,479
Cholestyramine Powder (Questran®)	16,007	13,092	2,915
Nateglinide (Starlix®)	15,287	7,001	8,286
Megestrol oral suspension (Megace®)	12,556	11,830	726
Cabergoline (Dostinex®)	12,487	12,895	(408)
Methimazole (Tapazole®)	10,649	10,062	587
Propranolol HCl ER (Inderal LA®)	5,870	12,473	(6,603)
Other	103,326	112,079	(8,753)
Other product related revenues	16,243	6,732	9,511
Total Par Pharmaceutical Revenues	$916,930	$1,104,295	($187,365)

Strativa
Megace® ES	$60,879	$68,703	($7,824)
Nascobal® Nasal Spray	17,715	10,161	7,554
Oravig®	1,137	-	1,137
Zuplenz®	213	-	213
Other product related revenues	12,000	10,000	2,000
Total Strativa Revenues	$91,944	$88,864	$3,080

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Revenues:
Par Pharmaceutical	$916,930	$1,104,295	($187,365)	(17.0%)	90.9%	92.6%
Strativa	91,944	88,864	3,080	3.5%	9.1%	7.4%
Total revenues	$1,008,874	$1,193,159	($184,285)	(15.4%)	100.0%	100.0%

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

•

The launches of omeprazole in late June 2010, of chlorpheniramine/hydrocodone in October 2010 and of tramadol ER, which launched in the fourth quarter of 2009 with the authorized generic as our only generic competitor.

•

The increase of net sales of dronabinol, mainly due to increased volume.  Our only competitor in the generic dronabinol market was the authorized generic.

•

Improved royalties from the sales of fenofibrate, which was launched by our strategic partner in the fourth quarter 2009, and diazepam, which was launched by our strategic partner in September 2010.

Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 71% of our total product revenues for 2010 and approximately 79% of our total product revenues for 2009.  The decrease in the percentage is primarily driven by the launch of omeprazole in 2010 and tramadol ER, both of which are manufactured by Par and both of which launched in the fourth quarter of 2009, combined with decreased revenues of metoprolol and clonidine.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The increase in the Strativa segment revenues in 2010 was primarily due to the continued growth of Nascobal®, which was relaunched in the second quarter of 2009, coupled with the launches of Oravig®  and Zuplenz® and the $2 million termination payment associated with the discontinuation of the extended-reach agreement with Solvay Pharmaceuticals, Inc.  This increase was offset somewhat by the decrease of Megace® ES, primarily due to lower prescription levels, tempered by a single digit increase in average net selling price.

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

Our gross revenues for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	For the Years Ended December 31,
($ thousands)	2011	Percentage of Gross Revenues	2010	Percentage of Gross Revenues	2009	Percentage of Gross Revenues
Gross revenues	$1,500,876		$1,504,835		$1,626,514

Chargebacks	(261,335)	17.4%	(217,678)	14.5%	(172,766)	10.6%
Rebates and incentive programs	(121,144)	8.1%	(124,647)	8.3%	(127,657)	7.8%
Returns	(30,312)	2.0%	(23,979)	1.6%	(25,056)	1.5%
Cash discounts and other	(106,318)	7.1%	(90,816)	6.0%	(81,666)	5.0%
Medicaid rebates and rebates due under other US Government pricing programs	(55,629)	3.7%	(38,841)	2.6%	(26,210)	1.6%
Total deductions	(574,738)	38.3%	(495,961)	33.0%	(433,355)	26.6%

Total revenues	$926,138	61.7%	$1,008,874	67.0%	$1,193,159	73.4%

The total gross-to-net adjustments as a percentage of sales increased for 2011 compared to 2010 primarily due to an increase in medicaid rebates and rebates due under other U.S. Government pricing programs, chargebacks, and cash discounts and other.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by higher chargeback rates for certain products that had limited or no competition in the comparable period in 2010 and 2009.

•

Rebates and incentive programs: the slight decrease in dollars was primarily driven by product mix, mainly metoprolol and clonidine, partially offset by the impact of new product launches.

•

Returns: the increase in the rate was driven by higher returns experienced for sumatriptan, clonidine and dronabinol, partially offset by increased sales volume of products with lower than average return rates.

•

Cash discounts and other: the increase is primarily due to a change in customer mix, mainly for metoprolol, which resulted in higher price adjustments.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: expense increase was due to the full year-to-date period impact of the March 2010 health care reform acts, which led to higher Medicaid rebate rates and additional patients eligible for managed Medicaid benefits, coupled with the Medicare Part D - Gap Coverage, which was effective in the first quarter of 2011.

Gross-to-net deductions are discussed in the “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin (2011 compared to 2010)

	For the Years Ended December 31,
				Percentage of Total Revenues
($ in thousands)	2011	2010	$ Change	2011	2010
Gross margin:
Par Pharmaceutical	$320,313	$305,716	$14,597	38.4%	33.3%
Strativa	66,431	67,815	(1,384)	72.6%	73.8%
Total gross margin	$386,744	$373,531	$13,213	41.8%	37.0%

The increase in Par Pharmaceutical gross margin dollars for 2011 is primarily due to the launches of propafenone, amlodipine and benazepril HCl, budesonide, and chlorpheniramine/hydrocodone in late 2010, tempered by lower sales of metoprolol, clonidine, and meclizine.

The top nine sales volume generic products (metoprolol, budesonide, propafenone, sumatriptan, dronabinol, tramadol ER, chlorpheniramine/hydrocodone, amlodipine and benazepril HCl, and meclizine) accounted for approximately $196 million gross margin dollars and a margin percentage of approximately 32% for 2011.  For 2010, these top net revenue products (excluding budesonide, propafenone, amlodipine and benazepril HCl, and chlorpheniramine/hydrocodone, all of which launched in 2011) totaled approximately $156 million gross margin dollars with a margin percentage of approximately 24%.  The increase in the gross margin percentage in 2011 for the top sales volume generic products compared to 2010 is primarily due to the launches of higher gross margin percentage products like propafenone, and amlodipine and benazepril HCl, coupled with declines in lower gross margin percentage products like metoprolol.

Gross margin dollars related to all other Par generic revenues totaled approximately $126 million with a margin percentage of approximately 58% for 2011.  For 2010, gross margin dollars for all other generic revenues totaled approximately $150 million with a margin percentage of approximately 55%.  Gross margin dollars for these revenue streams decreased mainly due to lower sales of clonidine, omeprazole, and other products discontinued in 2011, such as propranolol, tempered by royalties from the sales of diazepam, which launched in September 2010, and higher royalties from the sales of fenofibrate, improved sales performance of calcitonin nasal spray due to competitor supply issues, and the November 2010 launch of zafirlukast.  Gross margin percentage improved for these revenue streams mainly due to higher royalties combined with other 2011 product launches with relatively higher gross margins as compared to the 2010 portfolio of other Par generic revenues.

Strativa gross margin dollars decreased for 2011, primarily due to the decrease in other product-related revenues driven by the termination of the extended-reach agreement to co-promote Androgel® in December 2010 coupled with a net sales decline of Megace® ES, primarily due to decreased volume tempered by higher revenues from Nascobal®.

For 2011, the impact of healthcare reform resulted in a decrease of approximately $7.3 million to our total gross margin.

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

Gross margin dollars related to all other Par generic revenues totaled approximately $76 million, with a margin percentage of approximately 55%, for 2010.  For 2009, gross margin dollars for all other generic revenues totaled approximately $70 million, with a margin percentage of approximately 49%.  Gross margin dollars for this group of products were positively impacted by increased royalties (from the sales of fenofibrate, which launched in the fourth quarter 2009, and diazepam, which launched in September 2010), the benefit associated with a settlement of a routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs, and increased risperidone gross margin dollars, tempered by lower revenues primarily driven by termination of supply and distribution agreements and/or increased competition affecting both price and volume, including propranolol and ranitidine syrup.

Strativa gross margin dollars increased for 2010, primarily due to the acquisition of Nascobal® and the associated relaunch of the product in mid-2009, coupled with the $2 million termination payment associated with the discontinuation of the extended-reach agreement with Solvay Pharmaceuticals, Inc., tempered by the lower Megace® ES revenues.

Research and Development (2011 compared to 2010)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Research and development:
Par Pharmaceutical	$44,712	$48,026	($3,314)	(6.9%)	5.4%	5.2%
Strativa	1,826	2,343	(517)	(22.1%)	2.0%	2.5%
Total research and development	$46,538	$50,369	($3,831)	(7.6%)	5.0%	5.0%

Par Pharmaceutical:

The net decrease in Par’s research and development expense for the year ended December 31, 2011 is driven by:

•

a net $17.1 million decrease in outside development costs driven by the non-recurrence of an $11.0 million up-front payment related to the acquisition of an ANDA from a third party, $6.5 million in up-front and milestone payments to acquire the rights and obligations of a collaboration product in development, and a $2.0 million milestone payment triggered and expensed in the prior year period, tempered by incremental expenditures incurred under pre-existing product development agreements with Edict Pharmaceuticals [refer to the Overview section above for further information concerning Par’s subsequent acquisition of Edict Pharmaceuticals].

These reductions are moderated by:

•

 a $7.5 million increase in biostudy and material costs and a $1.4 million increase in employment costs related to the ongoing internal development of generic products;

•

an incremental $4.0 million of Research and Development expenditures conducted by our newly acquired California based generic R&D and manufacturing facility, which was acquired as part of the Anchen Acquisition on November 17, 2011.

 Strativa:

Strativa research and development principally reflects FDA filing fees for the years ended December 31, 2011 and December 31, 2010.

Future Projection:

With the acquisitions of Anchen and Edict, we estimate that our annual R&D expense will be in a range from $70 million to $75 million over the next three years.

Research and Development (2010 compared to 2009)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2010	2009	$ Change	% Change	2010	2009
Research and development:
Par Pharmaceutical	$48,026	$29,414	$18,612	63.3%	5.2%	2.7%
Strativa	2,343	9,821	(7,478)	(76.1%)	2.5%	11.1%
Total research and development	$50,369	$39,235	$11,134	28.4%	5.0%	3.3%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense for the year ended December 31, 2011 is principally driven by:

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

Selling, General and Administrative (2011 compared to 2010)

	For the Years Ended December 31,
					Percentage of Total Revenues
($ in thousands)	2011	2010	$ Change	% Change	2011	2010
Selling, general and administrative:
Par Pharmaceutical	$96,139	$85,070	$11,069	13.0%	11.5%	9.3%
Strativa	77,239	107,434	(30,195)	(28.1%)	84.4%	116.8%
Total selling, general and administrative	$173,378	$192,504	($19,126)	(9.9%)	18.7%	19.1%

The net decrease in SG&A expenditures for the year ended December 31, 2011 principally reflects:

•

a $29.2 million reduction in direct Strativa selling costs driven by lower marketing expenditures across all products, including the non-recurrence of pre-launch activities incurred in the prior year period related to the launch of Zuplenz® and Oravig®, coupled with a 90 person reduction of headcount resulting from our second quarter 2011 restructuring activities;

•

lower stock based compensation expense, worth approximately $2.6 million;

•

non-recurrence of one-time (non-restructuring related) executive severance charges of approximately $3.3 million; tempered by,

•

higher banking, legal, accounting, consulting and filing fees relating to corporate acquisitions, worth approximately $11.0 million;

•

increase of $2.1 million of expense related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the 2011 provisions of last year’s U.S. healthcare reform;

•

incremental bonus expense of $1.4 million related to achievement of 2011 corporate objectives;

•

and incremental $1.4 million of SG&A expenditures related to our newly acquired California based generic R&D and manufacturing facility, which was acquired as part of the Anchen Acquisition on November 17, 2011.

Future Projection:

We estimate annual SG&A expense will be in a range from $180 million to $185 million over the next three years.

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

•

$4.3 million of severance charges driven by the 2010 termination of three executives as compared to $0.5 million in 2009;

•

higher legal fees of approximately $9.0 million;

•

higher depreciation of approximately $1.0 million;

•

higher share-based compensation of approximately $0.8 million, principally due to mark-to-market accounting for cash settled restricted stock units;

tempered by,

•

lower general bonus expenditures of $1.0 million, and

•

lower consulting costs of approximately $3.7 million.

Settlements and Loss Contingencies, Net (2011 compared to 2010 and 2010 compared to 2009)

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Settlements and loss contingencies, net	$190,560	$3,762	$307

In the first quarter of 2011, we recorded the settlement in principal of AWP litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million.  We also recorded an accrual for the remaining AWP matters.  Refer to Notes to Consolidated Financial Statements - Note 17 – “Commitments, Contingencies and Other Matters” contained elsewhere in this Form 10-K for further details.

Settlements and loss contingencies, net, for the year ended December 31, 2010 is principally comprised of the following items:

•

In the fourth quarter of 2010 we established a $6.5 million loss contingency with the Texas Health and Human Services Commission resulting from a procedural error relating to pharmacy reimbursement between 1999 and 2006.  This item was subsequently factored into the accounting for the overall settlement in principal of AWP litigation claims in the first quarter of 2011, as described above.

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

•

In the third quarter of 2010 we settled AWP litigation with the State of Hawaii for $2.3 million, and in the fourth quarter of 2010 we recorded the settlement of the AWP litigation with Alabama and Massachusetts for $2.5 million and $0.5 million, respectively.  Refer to Notes to Consolidated Financial Statements - Note 17 – “Commitments, Contingencies and Other Matters” contained elsewhere in this Form 10-K for further details.

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

Restructuring Costs (2011 compared to 2010 and 2010 compared to 2009)

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Restructuring costs	$26,986	$ -	$1,006

In 2008, we announced our plans to resize Par Pharmaceutical, our generic products division, as part of an ongoing strategic assessment of our businesses.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, we made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  During the year ended 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized.  These charges were somewhat tempered by a modest revision in estimate of certain termination benefit costs.

In June 2011, we announced our plans to resize Strativa Pharmaceuticals, our branded products division, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the consolidated statements of operations for the year ended December 31, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

The following table summarizes the activity for 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2011 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	(1,556)	-	-	-
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	($1,556)	($25,430)	$ -	$ -
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	($1,556)	($26,104)	$ -	$ -

The total 2011 charge was related to the Strativa segment and is reflected on the consolidated statements of operations for the year ended December 31, 2011.

Gain on Sales of Product Rights and Other (2011 compared to 2010 and 2010 compared to 2009)

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Gain on sale of product rights and other	$125	$6,025	$3,200

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

In addition, we recognized a gain on the sale of product rights of $1.0 million and $3.2 million during the periods ended December 31, 2010, and 2009 respectively, related to the sale of multiple ANDAs.

Operating Income (Loss) (2011 compared to 2010)

	For the Years Ended December 31,
($ in thousands)	2011	2010	$ Change
Operating (loss) income:
Par Pharmaceutical	($10,973)	$169,882	($180,855)
Strativa	(39,620)	(36,961)	(2,659)
Total operating (loss) income	($50,593)	$132,921	($183,514)

For the year ended December 31, 2011, the decrease in our operating income was primarily due to the AWP settlement related accruals and restructuring costs associated with the reorganization of our Strativa segment tempered by an increase in gross margin from our Par Pharmaceutical segment and lower overall SG&A and R&D expenditures.

Operating Income (Loss) (2010 compared to 2009)

	For the Years Ended December 31,
($ in thousands)	2010	2009	$ Change
Operating income (loss):
Par Pharmaceutical	$169,882	$163,186	$6,696
Strativa	(36,961)	(31,716)	(5,245)
Total operating income (loss)	$132,921	$131,470	$1,451

For the year ended December 31, 2010, the increase in our operating income principally reflects increased gross margin, tempered by increased research and development expenditures in our generic segment, increased sales and marketing expenditures in support of Strativa’s marketing efforts behind Nascobal®,  Oravig® , and Zuplenz® and higher legal fees.

Gain on Bargain Purchase

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Gain on bargain purchase	$ -	$ -	$3,021

During the year ended December 31, 2009, we recorded a $3.0 million gain related to the acquisition of certain assets and certain operating leases from MDRNA, Inc.  The acquisition was accounted for as a bargain purchase under FASB ASC 805.  The purchase price of the acquisition was allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain was mainly attributed to MDRNA’s plan to exit its contract manufacturing business.

Gain (Loss) on Extinguishment of Senior Subordinated Convertible Notes

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Gain on extinguishment of senior subordinated convertible notes	$ -	$ -	($2,598)

 We accounted for our senior subordinated convertible notes (the “Notes”) under the provisions of FASB ASC 470-20 “Debt with Conversion and Other Options”, which required that we separately account for the liability and equity components of the Notes, as they might have been settled entirely or partially in cash upon conversion.  The effect of the standard was that the equity component was included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component of the convertible debt instruments.  The discounted carrying value for the Notes was subsequently accreted to the face value of the Notes over their term through additional noncash interest expense.  As such, the carrying value of the Notes as recorded on the balance sheet was less than the face value of the Notes until the day of maturity.  The following table summarizes the discounted carrying value and face value of the Notes:

($ in thousands)	As of December 31,
	2011	2010	2009
Face value of senior subordinated convertible notes	$ -	$ -	$ 47,746
Discounted carrying value of senior subordinated convertible notes	$ -	$ -	$ 46,175

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

The following table illustrates the difference between the repurchase price, the face value and the discounted carrying value:

($ in thousands)	For the year ended December 31,
2009
Aggregate principal amount of notes repurchased (face value)	$ 94,254
Aggregate repurchase price (including fees and commissions)	(91,806)
$ 2,448
Acceleration of Deferred Financing Costs	(495)
Gain on extinguishment of Notes prior to adoption of FASB ASC 470-20	$ 1,953

Aggregate net discounted carrying value of debt per ASC 470-20 (balance sheet value)	$ 89,703
Aggregate repurchase price (including fees and commissions)	(91,806)
$ (2,103)
Acceleration of Deferred Financing Costs	(495)
Loss on extinguishment of senior subordinated convertible notes as calculated per FASB ASC 470-20 and 470-50-40-4	$ (2,598)

During 2009 in connection with the repurchase of the Notes, we paid approximately $0.7 million in accrued interest and we paid commissions and fees of approximately $0.4 million.  The 2009 repurchases include the results of a “Modified Dutch Auction” tender offer.  In November 2009, we announced that $30.8 million aggregate principal amount of the Notes were properly tendered at par value.

Gain (Loss) on Sale of Marketable Securities and Other Investments, Net

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Gain (loss) on sale of marketable securities and other investments, net	$237	$3,459	($55)

During the third quarter of 2010, we were notified that we were to participate in an “Earnout” payment settlement related to our former investment in Abrika Pharmaceuticals.  Abrika merged with Actavis in 2007.  As part of that transaction, the possibility of potential “Earnout” payments existed if the post-merger entity achieved certain gross profit targets in 2007, 2008 and/or 2009.  The representative of the former Abrika shareholders informed us that a settlement had been reached with Actavis and that our share of that settlement was $3.6 million.  Of this amount, we received $2.5 million in October 2010, with the remainder received in 2011.

Interest Income

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Interest income	$736	$1,257	$2,658

Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
Interest expense	($2,676)	($2,905)	($8,013)

In connection with the Anchen Acquisition, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  Interest expense for the period ended December 31, 2011 is principally comprised of interest on such term loan coupled with the write off of remaining deferred financing costs related to our previous $75 million unsecured credit facility, which was replaced in conjunction with the new loan and credit facility.

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

Income Taxes

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
(Benefit) provision for income taxes	($5,996)	$41,980	$48,883
Effective tax rate	11%	31%	39%

The provision/(benefit) for income taxes was based on the applicable federal and state tax rates for those periods (see Notes to Consolidated Financial Statements - Note 16 – “Income Taxes”).  The lower effective tax rate in 2011 is principally due to the non-deductibility of certain charges related to our settlement in principle of AWP litigation claims, non-deductibility of the annual pharmaceutical manufacturers’ fee, non-deductibility of certain acquisition-related transaction costs, and a change in valuation of deferred tax assets, off-set by a reduction in tax contingencies.  Lower effective tax rate in 2010 is primarily due to an increased domestic manufacturing deduction and the reduction of certain tax contingencies due to settlements and lapses of the applicable statute of limitations.

Discontinued Operations

	For the Years Ended December 31,
($ in thousands)	2011	2010	2009
(Benefit) provision for income taxes	($20,155)	$21	$672
Income (loss) from discontinued operations	$20,155	($21)	($672)

Effective December 31, 2005, we divested of FineTech Laboratories, Ltd. (“FineTech”).  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech.  In 2011, we recorded a benefit in discontinued operations related to the recognition of certain tax positions.  In addition, in 2010 and 2009, we recorded amounts, as shown in the table above, to discontinued operations principally related to interest on related contingent tax liabilities.

FINANCIAL CONDITION

Liquidity and Capital Resources

Year ended
December 31,
($ in thousands)	2011
Cash and cash equivalents at beginning of period	$218,674
Net cash provided by operating activities	64,978
Net cash used in investing activities	(457,856)
Net cash provided by financing activities	336,720
Net decrease in cash and cash equivalents	($56,158)
Cash and cash equivalents at end of period	$162,516

 Discussion of Liquidity for the year ended and as of December 31, 2011

Cash provided by operations for 2011 reflects increased gross margin dollars generated from revenues coupled with the timing of outflows to distribution partners and other vendors tempered by payments of legal settlements related to AWP litigation in 2011 and other working capital requirements.  Cash flows used in investing activities were primarily driven by the Anchen Acquisition, the payment of milestones related to acquisition of product rights related intangibles, and capital expenditures.  Cash provided by financing activities in 2011 represents the borrowings from the Term Loan Facility, described below, and the proceeds from stock option exercises tempered by the payment of debt issuance costs, a scheduled debt repayment in December 2011, and the cash settlement of certain share-based compensation.

Our working capital, current assets minus current liabilities, of $272 million at December 31, 2011 decreased approximately $93 million from $365 million at December 31, 2010, which primarily reflects the cash used to fund the Anchen Acquisition and the payment of legal settlements related to AWP litigation tempered by cash generated from operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.08x at December 31, 2011 compared to 4.28x at December 31, 2010.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for the next 12 fiscal months.

Detail of Operating Cash Flows

	Year ended
($ in thousands)	2011	2010
Cash received from customers, royalties and other	$979,543	$1,118,278
Cash paid for inventory	(171,756)	(146,902)
Cash paid to employees	(117,151)	(98,979)
Cash paid to all other suppliers and third parties	(626,743)	(660,404)
Interest received (paid), net	825	833
Income taxes received (paid), net	260	(48,517)
Net cash provided by operating activities	$64,978	$164,309

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  In 2010, we collected approximately $1,098 million with respect to net product sales as compared to approximately $941 million in 2011.  The decrease for 2011 as compared to the prior year can be attributed to lower cash receipts from customers, as detailed above, driven primarily by lower sales of metoprolol and clonidine tempered by the launches of budesonide and propafenone.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consisted of approximately 72 ANDAs pending with the FDA, including 19 first-to-file and four first-to-market opportunities as of December 31, 2011.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first-to-market (or among the first-to-market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

On November 17, 2011 we entered into a credit agreement with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior unsecured credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance the Anchen Acquisition, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.  The credit agreement includes an expansion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $150 million under certain circumstances.  As of December 31, 2011, there was $346 million outstanding under the Term Loan Facility while no amounts were outstanding under the Revolving Credit Facility.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

$413 million paid for the Anchen Acquisition in the fourth quarter of 2011.

•

The payment of the $154 million settlement for certain Average Wholesale Price (“AWP”) litigation matters (specifically, claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs) in the third quarter of 2011.  In addition, on June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23 million.  The Mississippi suit was settled and paid in September 2011 for $3.6 million.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $0.9 million.

•

Cash paid for the acquisitions of Nascobal® from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc. for approximately $55 million during the second quarter of 2009.

•

Cash paid for inventory purchases as detailed in “Detail of Operating Cash Flows” above.

•

Cash paid to all other suppliers and third parties as detailed in “Detail of Operating Cash Flows” above.   The 2011 payments were primarily related to settlement of the AWP matters and amounts paid to distribution partners.

•

Cash compensation paid to employees as detailed in “Detail of Operating Cash Flows” above.  The increase for this period was mainly due to the bonus payments in the first quarter 2011 related to our 2010 operating performance as compared to the lower bonus payments in the prior year period coupled with a net increase in the number of employees in 2011 mainly due to the Anchen Acquisition.

•

Cash paid to Glenmark Generics of $15 million in the second quarter of 2010 related to a licensing agreement to market ezetimibe 10 mg tablets, the generic version of Merck’s Zetia®, in the U.S.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

Potential liabilities related to the outcomes of litigation, such as AWP litigation matters, or the outcomes of investigations by federal authorities, such as the Department of Justice.  In the event that we experience any loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

•

2011 capital expenditures totaled approximately $11.6 million.  Our 2012 capital expenditures are expected to be approximately $20.4 million.

•

We entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.

•

Expenditures related to current business development and product acquisition activities.  As of December 31, 2011, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $20.1 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $69.4 million as of December 31, 2011 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $69.4 million during the first two months of the first quarter of 2012.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol and budesonide, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Analysis of available for sale debt securities held as of December 31, 2011

In addition to our cash and cash equivalents, we had approximately $25.7 million of available for sale marketable debt securities classified as current assets on the consolidated balance sheet as of December 31, 2011.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of December 31, 2011

The dollar values of our material contractual obligations and commercial commitments as of December 31, 2011 were as follows, ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2012	2013 to	2015 to	2017 and
	Obligations		2014	2016	thereafter	Other
AWP settlements in principle	$23,884	$23,884	$ -	$ -	$ -	$ -
Operating leases	26,272	5,360	9,617	5,920	5,375	-
Senior credit facilities	345,625	21,875	96,250	227,500	-	-
Interest payments	40,848	9,900	20,393	10,555	-	-
Fees related to credit facilities	2,125	425	850	850	-	-
Purchase obligations (1)	79,532	79,532	-	-	-	-
Tax liabilities (2)	20,190	949	-	-	-	19,241
Severance payments	474	444	30	-	-	-
Other	764	764	-	-	-	-
Total obligations	$539,714	$143,133	$127,140	$244,825	$5,375	$19,241

 (1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  Approximately $13.5 million of the total purchase obligations at December 31, 2011 related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of December 31, 2011, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.  We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur.  We believe that it is reasonably possible that approximately $0.9 million of our existing unrecognized tax positions may be cash-settled with certain tax authorities within the next twelve months.  For presentation on the table above, we included the related long-term liability in the “Other” column.

From time to time, we enter into agreements with third parties for the development of new products and technologies.  To date, we have entered into agreements and advanced funds and have commitments or contingent liabilities with several non-affiliated companies for products in various stages of development.  These contingent payments or commitments are generally dependent on the third party achieving certain milestones or the timing of third-party research and development or legal expenses.  Due to the uncertainty of the timing and/or realization of such contingent commitments, these obligations are not included in the contractual obligations table above as of December 31, 2011.  Payments made pursuant to these agreements are either capitalized or expensed in accordance with our accounting policies.  The total amount that ultimately could be due under agreements with contingencies was approximately $20.1 million as of December 31, 2011.  This amount is exclusive of contingencies tied to the achievement of sales milestones, which will be funded through future revenue streams.  The significant agreements that contain such commitments are described in Notes to Consolidated Financial Statements – Note 10 – “Research and Development Agreements”.

Stock Repurchase Program

In 2004, our Board authorized the repurchase of up to $50 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are available for general corporate purposes.  On September 28, 2007, we announced that our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the 2004 authorization.  We repurchased 1.6 million shares of our common stock for approximately $31.4 million pursuant to the expanded program in the fourth quarter of 2007.  The authorized amount remaining for stock repurchases under the repurchase program was approximately $43.6 million, as of December 31, 2011.

Financing

On November 17, 2011, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior unsecured credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance the Anchen Acquisition, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.

The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, would restrict our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in acquisitions of other companies, products or product lines or mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances in or to other companies; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.  While initially unsecured, we could be obligated to secure our obligations under the Credit Agreement should our leverage ratio exceed a predetermined threshold for two consecutive quarters.  All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries, including Par Pharmaceutical, Inc. and Anchen Incorporated and its subsidiaries.

Interest rates payable under the Credit Agreement are based on defined published rates plus an applicable margin.  We are also obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  The Credit Agreement includes an expansion feature pursuant to which we are able to increase the amount available to be borrowed by up to an additional $150 million under certain circumstances.  Repayment of the proceeds of the Term Loan Facility is due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Agreement.  The Credit Agreement expires on November 17, 2016.

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

Revenue Recognition and Provisions for Deductions from Gross Revenues

We recognize revenues for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured.  This is generally at the time products are received by the customers.  We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand.  Upon recognizing revenue from sales, we record estimates for the following items that reduce gross revenues:

•

Chargebacks

•

Rebates and incentive programs

•

Product returns

•

Cash discounts and other

•

Medicaid rebates

The following table summarizes the activity for the years ended December 31, 2011, 2010 and 2009 in the accounts affected by the estimated provisions described below, ($ in thousands):

	For the Year Ended December 31, 2011
Accounts receivable reserves	Beginning balance	Anchen opening balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($1,633)	($261,335)	$ -	(1)	$261,762	($20,688)
Rebates and incentive programs	(23,273)	(1,427)	(121,804)	660		110,712	(35,132)
Returns	(48,928)	(1,748)	(30,577)	265		22,316	(58,672)
Cash discounts and other	(16,606)	(5,626)	(105,961)	(357)		99,878	(28,672)
Total	($108,289)	($10,434)	($519,677)	$568		$494,668	($143,164)

Accrued liabilities (2)	($32,169)	($571)	($55,853)	$224		$48,755	($39,614)

	For the Year Ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($217,601)	($77)	(1)	$214,307	($19,482)
Rebates and incentive programs	(39,938)	(123,451)	(1,196)	(3)	141,312	(23,273)
Returns	(39,063)	(24,416)	437		14,114	(48,928)
Cash discounts and other	(19,160)	(88,842)	(1,974)	(4)	93,370	(16,606)
Total	($114,272)	($454,310)	($2,810)		$463,103	($108,289)

Accrued liabilities (2)	($24,713)	($41,427)	$2,586	(5)	$31,385	($32,169)

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

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

(5)

In December 2010, we reached a settlement related to the routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  We had previously accrued approximately $10.5 million ($6.4 million net of related partnership consideration) in accrued government liabilities and payables due to distribution agreement partners on our consolidated balance sheet related to this matter.  We reduced this accrual to $7.3 million ($3.8 million net of related partnership consideration), based on the settlement.  Accordingly, we recognized approximately $2.6 million of income in the fourth quarter of 2010 as a change in estimate.  The 2009 change in accrued liabilities recorded for prior period sales is principally comprised of a $1.4 million credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

We sell our products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers and customers that purchase products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  We have entered into agreements at negotiated contract prices with those health care providers that purchase products through our wholesale customers at those contract prices.  Chargeback credits are issued to wholesalers for the difference between our invoice price to the wholesaler and the contract price through which the product is resold to health care providers.  Approximately 60% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2011 and 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2010.  The information that we consider when establishing our chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from our three largest wholesale customers.  Our chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

We capitalize costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value.  The determination to capitalize is made once we (or our third party development partners) have filed an Abbreviated New Drug Application that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  We could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors.  If these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventories and such amounts could be material.  As of December 31, 2011, we had pre-launch inventories of $8.8 million.  Should any launch be delayed, inventory write-offs may occur to the extent we are unable to recover the full value of our inventory investment.  The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including our expected number of competitors during the six-month period subsequent to any anticipated product launch.  Further, we believe that the inventory balance at December 31, 2011 is recoverable based on January 2011 launches and other anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

Goodwill and Intangible Assets

We determine the estimated fair values of goodwill and intangible assets with definite and/or indefinite lives based on valuations performed by us at the time of their acquisition.  In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

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

As discussed above with respect to determining an asset’s fair value, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.  The critical estimates include projected future cash flows related to subject product sales and related estimated costs, assumptions related to the time value of money and weighted average cost of capital, the market capitalization of our company, and the implied value of our business relative to similar companies and relative to acquisitions involving similar companies.  For the Nascobal® related intangible asset, the critical estimates include future projected prescriptions (demand), and the operational execution of the related marketing and sales plans.

As of December 31, 2011, we determined through our estimates that no impairment of goodwill or intangible assets existed.  We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance and may in the future conclude that impairments exist.  Events that may lead to future conclusions of impairment include product recalls, product supply issues, additional competition, pricing pressures from customers, competitors or governmental agencies, failure to execute on marketing and sales plans and/or a decrease in our market capitalization.

As a result of the acquisition of Kali in 2004 and Anchen in 2011, we have amounts recorded as goodwill of $283.4 million at December 31, 2011 and $63.7 million at December 31, 2010.  In addition, intangible assets, net of accumulated amortization, totaled $311.7 million at December 31, 2011 and $95.5 million at December 31, 2010.

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

We believe that our estimates for the uncertain tax positions and valuation allowances against the deferred tax assets are appropriate based on current facts and circumstances.  A five percent change in the amount of the uncertain tax positions would result in a change in income from continuing operations of approximately $0.7 million.  A five percent change in the amount of the valuation allowance would result in a change in income from continuing operations of approximately $0.5 million.

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

•

the product lifecycle, which for generic products is generally relatively short (2-7 years), and which for branded products is generally longer (8-12 years).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts imposed an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee is classified as an operating expense in the income statement.  The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity, as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The requirements of this ASU have been applied to the disclosures related to the Anchen Acquisition and will be applicable to any future business acquisitions we complete.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on December 31, 2011 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

    The following table summarizes the carrying value of available for sale securities that subject us to market risk at December 31, 2011 and December 31, 2010 ($ amounts in thousands):

	December 31,	December 31,
	2011	2010
Corporate bonds	$25,709	$27,866

Senior Credit Facilities

On November 17, 2011, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350,000 thousand and a five-year Revolving Credit Facility in an initial amount of $100,000 thousand.  Refer to Notes to Consolidated Financial Statements - Note 12 – "Senior Credit Facilities" contained elsewhere in this Form 10-K for further details.

The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin.  During 2011, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%, representing the one month LIBOR spot rate rounded up to the nearest 1/16th plus 250 basis points.  We are also obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Credit Agreement.

If the one month LIBOR spot rate was to increase or decrease by 0.125% from 2011 rates, interest expense would change by approximately $0.4 million on an annual basis.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at December 31, 2011 and December 31, 2010:

($ amounts in thousands)	December 31,	December 31,
	2011	2010
Term Loan Facility	$345,625	$ -
Revolving Credit Facility	-	-
	345,625	-
Less current portion	(21,875)	-
Long-term debt	$323,750	$-

Senior Credit Facilities Debt Maturities as of December 31, 2011	($ amounts in thousands)
2012	$21,875
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at December 31, 2011	$345,625

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

During 2011, there were no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

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

We evaluated our disclosure controls and procedures under the supervision and with the participation of Company management, including its CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act).  Based on this evaluation, our management, including its CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

We acquired Anchen Incorporated and Anchen Pharmaceuticals, Inc. on November 17, 2011, and our management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, Anchen related revenue which represents approximately 1% of our total revenues on our consolidated statements of operation for the year ended December 31, 2011 and Anchen related assets which represent approximately 33% of our total assets on our consolidated balance sheet as of December 31, 2011.

With the exception of the Anchen Acquisition as noted above, we assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011.  We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our management has concluded that we maintained effective internal controls over financial reporting as of December 31, 2011.

Attestation Report of the Registered Public Accounting Firm.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included below.

Changes in Internal Control over Financial Reporting

With the exception of the Anchen Acquisition as noted above, no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the internal control over financial reporting of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Anchen Pharmaceuticals, Inc. (“Anchen”), which was acquired on November 17, 2011, and whose financial statements constitute approximately 1% of revenue and approximately 33% of assets of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at Anchen. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

We hereby incorporate by reference the information set forth under the captions "Election of Directors," “Corporate Governance and Board Matters,” “Officers,” and “Section 16(A) Beneficial Ownership Reporting Compliance” from our definitive proxy statement to be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders scheduled to be held on May 17, 2012.

ITEM 11.  Executive Compensation

We hereby incorporate by reference the information set forth under the caption "Executive Compensation" from our definitive proxy statement to be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders scheduled to be held on May 17, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We hereby incorporate by reference the information set forth under the caption "Security Ownership" from our definitive proxy statement to be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders scheduled to be held on May 17, 2012.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

We hereby incorporate by reference the information set forth under the caption "Certain Relationships and Related Transactions" from our definitive proxy statement to be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders scheduled to be held on May 17, 2012.

ITEM 14.  Principal Accountant Fees and Services

We hereby incorporate by reference the information set forth under the caption "Ratification of Selection of Auditors" from our definitive proxy statement to be delivered to our stockholders in connection with our 2012 Annual Meeting of Stockholders scheduled to be held on May 17, 2012.

PART IV

ITEM 15.  Exhibits

ITEM 15.  (a) (1)  FINANCIAL STATEMENTS

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15.  (a) (3)  EXHIBITS

2.1

Agreement and Plan of Merger dated as of August 23, 2011 between Par Pharmaceutical, Inc. and Admiral Acquisition Corp., on the one hand, and Anchen Incorporated and Chih-Ming Chen, Ph.D. as securityholders representataive on the other hand – previously filed with our Current Report on Form 8-K dated November 18, 2011 and incorporated herein by reference.

2.2

Agreement and Amendment to Agreement and Plan of Merger entered into as of November 17, 2011 between Par Pharmaceutical, Inc. and Admiral Acquisition Corp., on the one hand, and Anchen Incorporated and Chih-Ming Chen, Ph.D. as securityholders representataive on the other hand – previously filed with our Current Report on Form 8-K dated August 24, 2011 and incorporated herein by reference.

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
10.2.2

Amendment to the Par Pharmaceutical Companies, Inc. Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan, effective May 17, 2011 - previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference.***

10.2.3

Terms of Stock Option Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.2.4

Terms of Restricted Unit Award Agreement under the Amended and Restated 1997 Directors’ Stock and Deferred Fee Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.3

2001 Performance Equity Plan (as amended on April 26, 2002, January 14, 2003, May 6, 2003 and June 18, 2003) – previously filed on June 30, 2003 as an exhibit to our Registration Statement on Form S-8 (File No. 333-106681) and incorporated herein by reference.  ***

10.4	2004 Performance Equity Plan, as amended and restated as of May 24, 2005 – previously filed on April 14, 2005 with our Proxy Statement dated April 15, 2005 and incorporated herein by reference.***
10.4.1

Terms of Stock Option Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4.2

Terms of Restricted Shares Award Agreement under the 2004 Performance Equity Plan  – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4.3

Terms of Restricted Stock Unit Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4.4

Terms of Performance Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.4.5

Terms of Executive Retention Restricted Shares Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.4.6

Terms of Executive Retention Stock Option Award, as Amended and Restated Effective November 18, 2008, under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.4.7

Terms of 2009 Restricted Share Award Agreement under the 2004 Performance Equity Plan – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.4.8

Terms of Stock Option Agreement under the 2004 Performance Equity Plan effective for 2009 Awards – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2008 and incorporated herein by reference. ***

10.4.9

Terms of Restricted Shares Award under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.4.10

Terms of Stock Option Agreement under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.4.11

Terms of Restricted Stock Unit Award under the 2004 Performance Equity Plan effective for 2010 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference. ***

10.4.12

Terms of Chief Executive Officer Restricted Stock Unit Award under the 2004 Performance Equity Plan granted by Par Pharmaceutical Companies, Inc., effective January 6, 2011 - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference . ***

10.4.13

Terms of Restricted Shares Award under the 2004 Performance Equity Plan effective for 2011 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference. ***

10.4.14

Terms of Stock Option Agreement under the 2004 Performance Equity Plan effective for 2011 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference. ***

10.4.15

Terms of Restricted Stock Unit Award under the 2004 Performance Equity Plan effective for 2011 Awards - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference.  ***

10.5	Annual Executive Incentive Plan, effective January 1, 2004 – previously filed on April 13, 2004 with our Proxy Statement dated April 13, 2004 and incorporated herein by reference. ***
10.6.1

Employment Agreement, dated as of November 2, 2010, by and between Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc. and Patrick LePore – previously filed as an exhibit to our Current Report on Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference. ***

10.6.2

Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference. ***

10.6.3

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas J. Haughey – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.6.4

Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.6.5

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.6.6

Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee– previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.***

10.6.7

Amendment dated March 4, 2009 to Employment Agreement, dated as of March 6, 2008, by and between Par Pharmaceutical, Inc. and John MacPhee – previously filed as an exhibit to our Form 8-K dated March 6, 2009 and incorporated herein by reference. ***

10.6.8

Separation Agreement and Release dated December 17, 2010 by and between Par Pharmaceutical, Inc. and John A. MacPhee – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference. ***

10.6.9

Employment Agreement, dated as of December 3, 2008, by and between Par Pharmaceutical, Inc. and Lawrence Kenyon – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2007 and incorporated herein by reference. ***

10.6.10

Separation and Release Agreement dated July 30, 2010 by Lawrence Kenyon to Par Pharmaceutical, Inc. and each and any of its parent and subsidiary corporations, affiliates, departments and divisions -- previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference. ***

10.6.11

Employment Agreement, dated July 21, 2010, by and between Par Pharmaceutical, Inc. and Michael A. Tropiano – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference. ***

10.6.12	Employment Agreement, dated March 4, 2008, as amended March 4, 2009, by and between Par Pharmaceutical, Inc. and Stephen Montalto (attached herewith). *** 69
10.7

Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.7.1

Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.9

Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.9.1

Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.9.2

Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.  – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.9.3

Seventh Amendment to Lease Agreement, dated as of February 24, 2010, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates, Inc. - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference.

10.10

License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference. *

10.11

Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.*

10.12

License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc. - previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.*

10.13

Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc. – previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.*

10.14

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

10.15

Credit Agreement, dated as of November 17, 2011, by and among Par Pharmaceutical Companies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DNB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital Markets LLC as Joint Lead Arrangers – previously filed with our Current Report on Form 8-K dated November 18, 2011 and incorporated herein by reference.

10.16

Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to our Current Report on Form 8-K, dated April 13, 2004, and incorporated herein by reference.

10.16.1

First Amendment, dated as of June 9, 2004, to Stock Purchase Agreement, dated as of April 2, 2004, by and among Par, Kali Laboratories, Inc., VGS Holdings, Inc. and the shareholders of Kali Laboratories, Inc. – previously filed as an exhibit to our Current Report on Form 8-K, dated June 14, 2004, and incorporated herein by reference.

10.17

Share Transfer Agreement, dated as of January 20, 2006 and effective December 31, 2005, by and between Par and Dr. Arie Gutman - previously filed as an exhibit to our Current Report on Form 8-K, dated January 25, 2006, and incorporated herein by reference.

10.18

Asset Purchase Agreement by and among Par Pharmaceutical, Inc., QOL Medical, LLC and, solely with respect to certain provisions, the members of QOL, dated as of March 31, 2009 – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 and incorporated herein by reference. *

10.19

Share Purchase Agreement by and among Par Pharmaceutical Companies, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011 – previously filed as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2011 and incorporated herein by reference. *

10.19.1

Amendment No. 1 dated October 25, 2011 to the Share Purchase Agreement by and among Par Pharmaceutical Companies, Inc., Clan Laboratories Pvt. Ltd., Muthasamy Shanmugam, Jaganathan Jayaseelan, Seema Suresh, Thertha Investment & Portfolio Services Private Limited, Edict Pharmaceuticals Private Limited and Jaganathan Jayaseelan, as Sellers’ Representative, dated as of May 17, 2011 – previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September, 2011 and incorporated herein by reference.

14	Code of Ethics -- - previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2010 and incorporated herein by reference.
21	List of subsidiaries of Par (attached herewith).
23	Consent of Deloitte & Touche LLP, independent registered public accounting firm (attached herewith).
31.1	Certification of Principal Executive Officer (attached herewith).
31.2	Certification of Principal Financial Officer (attached herewith).
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).**
101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ equity, (iv) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements.

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

Dated: February 28, 2012

PAR PHARMACEUTICAL COMPANIES, INC.

(Company)

/s/ Patrick G. LePore

Patrick G. LePore

Chairman and Chief Executive Officer

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ Joseph E. Smith Joseph E. Smith	Lead Director	February 28, 2012
/s/ Patrick G. LePore Patrick G. LePore	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2012
/s/ Michael A. Tropiano Michael A. Tropiano	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2012
/s/ Peter S. Knight Peter S. Knight	Director	February 28, 2012
/s/ Ronald M. Nordmann Ronald M. Nordmann	Director	February 28, 2012
/s/ Thomas P. Rice Thomas P. Rice	Director	February 28, 2012
/s/ Patrick J. Zenner Patrick J. Zenner	Director	February 28, 2012
/s/ Dr. Melvin Sharoky Dr. Melvin Sharoky	Director	February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FILED WITH THE ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years
ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011,
2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Par Pharmaceutical Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2012

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(In Thousands, Except Share Data)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$162,516	$218,674
Available for sale marketable debt securities	25,709	27,866
Accounts receivable, net	125,940	95,705
Inventories	106,250	72,580
Prepaid expenses and other current assets	20,475	17,660
Deferred income tax assets	55,966	26,037
Income taxes receivable	27,049	18,605
Total current assets	523,905	477,127

Property, plant and equipment, net	97,790	71,980
Intangible assets, net	311,669	95,467
Goodwill	283,432	63,729
Other assets	14,657	5,441
Non-current deferred income tax assets, net	-	69,488
Total assets	$1,231,453	$783,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,875	$ -
Accounts payable	33,000	23,956
Payables due to distribution agreement partners	69,359	25,310
Accrued salaries and employee benefits	16,174	16,397
Accrued government pricing liabilities	39,614	32,169
Accrued legal fees	4,150	7,084
Accrued legal settlements	37,800	-
Payable to former Anchen securityholders	20,620	-
Accrued expenses and other current liabilities	9,604	6,674
Total current liabilities	252,196	111,590

Long-term liabilities	19,952	43,198
Non-current deferred tax liabilities	25,974	-
Long-term debt, less current portion	323,750	-
Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,677,291 and 38,872,663 shares	397	389
Additional paid-in capital	389,166	373,764
Retained earnings	302,984	329,129
Accumulated other comprehensive income	13	137
Treasury stock, at cost 3,201,858 and 2,970,573 shares	(82,979)	(74,975)
Total stockholders' equity	609,581	628,444
Total liabilities and stockholders’ equity	$1,231,453	$783,232

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands, Except Per Share Amounts)

	2011	2010	2009

Revenues:
Net product sales	$887,495	$980,631	$1,176,427
Other product related revenues	38,643	28,243	16,732
Total revenues	926,138	1,008,874	1,193,159
Cost of goods sold, excluding amortization expense	526,288	620,904	838,167
Amortization expense	13,106	14,439	21,039
Total cost of goods sold	539,394	635,343	859,206
Gross margin	386,744	373,531	333,953
Operating expenses:
Research and development	46,538	50,369	39,235
Selling, general and administrative	173,378	192,504	165,135
Settlements and loss contingencies, net	190,560	3,762	307
Restructuring costs	26,986	-	1,006
Total operating expenses	437,462	246,635	205,683
Gain on sale of product rights and other	125	6,025	3,200
Operating (loss) income	(50,593)	132,921	131,470
Gain on bargain purchase	-	-	3,021
Loss on extinguishment of senior subordinated convertible notes	-	-	(2,598)
Gain (loss) on marketable securities and other investments, net	237	3,459	(55)
Interest income	736	1,257	2,658
Interest expense	(2,676)	(2,905)	(8,013)
(Loss) income from continuing operations before provision for income taxes	(52,296)	134,732	126,483
(Benefit) provision for income taxes	(5,996)	41,980	48,883
(Loss) income from continuing operations	(46,300)	92,752	77,600
Discontinued operations:
(Benefit) provision for income taxes	(20,155)	21	672
Income (loss) from discontinued operations	20,155	(21)	(672)
Net (loss) income	($26,145)	$92,731	$76,928

Basic (loss) earnings per share of common stock:
(Loss) income from continuing operations	($1.29)	$2.70	$2.30
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)
Net (loss) income	($0.73)	$2.70	$2.28

Diluted (loss) earnings per share of common stock:
(Loss) income from continuing operations	($1.29)	$2.60	$2.27
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)
Net (loss) income	($0.73)	$2.60	$2.25

Weighted average number of common shares outstanding:
Basic	35,950	34,307	33,679
Diluted	35,950	35,644	34,188

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain/(Loss)	Treasury Stock	Total Stockholders’ Equity
Shares	Amount

Balance, January 1, 2009	37,392	$374	$319,976	$159,470	$122	($67,959)	$411,983
Comprehensive income (loss):
Net income (loss)	-	-	-	76,928	-	-	76,928
Unrealized gain on available for sale securities, $375 net of tax of $140	-	-	-	-	235	-	235
Total comprehensive income (loss)	-	-	-	-	-	-	77,163
Exercise of stock options	71	1	717	-	-	-	718
Tax benefit from exercise of stock options	-	-	181	-	-	-	181
Tax deficiency related to the expiration of stock options	-	-	(1,237)	-	-	-	(1,237)
Tax deficiency related to the vesting of restricted stock	-	-	(606)	-	-	-	(606)
Employee stock purchase program	-	-	238	-	-	-	238
Purchase of treasury stock	-	-	-	-	-	(2,187)	(2,187)
Compensatory arrangements	-	-	13,737	-	-	-	13,737
Restricted stock grants	305	3	(3)	-	-	-	-
Forfeitures of restricted stock	(106)	(1)	1	-	-	-	-
Other	-	-	(1,337)	-	-	-	(1,337)
Balance, December 31, 2009	37,662	$377	$331,667	$236,398	$357	($70,146)	$498,653
Comprehensive income (loss):
Net income (loss)	-	-	-	92,731	-	-	92,731
Unrealized loss on available for sale securities, $362 net of tax of $142	-	-	-	-	(220)	-	(220)
Total comprehensive income (loss)	-	-	-	-	-	-	92,511
Exercise of stock options	1,111	11	24,783	-	-	-	24,794
Tax benefit from exercise of stock options	-	-	2,053	-	-	-	2,053
Tax deficiency related to the expiration of stock options	-	-	(351)	-	-	-	(351)
Resolution of tax contingencies	-	-	625	-	-	-	625
Excess tax benefit related to the vesting of restricted stock	-	-	560	-	-	-	560
Employee stock purchase program	-	-	354	-	-	-	354
Purchase of treasury stock	-	-	-	-	-	(4,829)	(4,829)
Compensatory arrangements	-	-	14,074	-	-	-	14,074
Restricted stock grants	154	1	(1)	-	-	-	-
Forfeitures of restricted stock	(54)	-	-	-	-	-	-
Balance, December 31, 2010	38,873	$389	$373,764	$329,129	$137	($74,975)	$628,444
Comprehensive (loss) income:
Net (loss) income	-	-	-	(26,145)	-	-	(26,145)
Unrealized loss on available for sale securities, $188 net of tax of $64	-	-	-	-	(124)	-	(124)
Total comprehensive (loss) income	-	-	-	-	-	-	(26,269)
Exercise of stock options	668	7	10,343	-	-	-	10,350
Tax benefit related to the expiration of stock options			(649)				(649)
Employee stock purchase program	-	-	333	-	-	-	333
Purchase of treasury stock	-	-	-	-	-	(8,004)	(8,004)
Compensatory arrangements	-	-	9,830	-	-	-	9,830
Cash settlement of share-based compensation			(4,133)	-	-	-	(4,133)
Restricted stock grants	170	1	(1)	-	-	-	-
Forfeitures of restricted stock	(33)	-	-	-	-	-	-
Other	-	-	(321)	-	-	-	(321)
Balance, December 31, 2011	39,678	$397	$389,166	$302,984	$13	($82,979)	$609,581

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	($26,145)	$92,731	$76,928
Deduct: Income (loss) from discontinued operations	20,155	(21)	(672)
(Loss) income from continuing operations	(46,300)	92,752	77,600
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(3,257)	(478)	24,375
Resolution of tax contingencies	(4,405)	(3,750)	-
Non-cash interest expense	-	1,571	4,399
Depreciation and amortization	28,036	29,389	35,612
Intangible asset impairments	24,226	-	-
Allowances against accounts receivable	24,439	(5,985)	2,101
Share-based compensation expense	9,830	14,074	13,737
Tax deficiency on exercises of stock options	-	(1,039)	-
Other, net	1,298	1,093	614
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(39,588)	65,117	(74,451)
(Increase) decrease in inventories	(12,191)	8,149	(36,404)
(Increase) decrease in prepaid expenses and other assets	(1,454)	(7,127)	5,313
Increase in accounts payable, accrued expenses and other liabilities	39,200	8,144	6,644
Increase (decrease) in payables due to distribution agreement partners	43,264	(33,242)	(32,899)
Decrease (increase) in income taxes receivable/payable	1,880	(4,359)	26,707
Net cash provided by operating activities	64,978	164,309	53,348
Cash flows from investing activities:
Capital expenditures	(11,600)	(10,685)	(8,519)
Purchases of intangibles	(34,450)	(42,200)	(1,000)
Business acquisitions	(412,753)	-	(55,300)
Purchases of available for sale debt securities	(26,026)	(33,202)	(10,000)
Proceeds from maturity and sale of available for sale marketable debt securities	26,973	44,053	65,366
Net cash used in investing activities	(457,856)	(42,034)	(9,453)
Cash flows from financing activities:
Borrowings under credit facility	350,000	-	-
Proceeds from issuances of common stock upon exercise of stock options	10,350	24,794	718
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	333	354	238
Excess tax benefits on share-based compensation	-	3,092	181
Purchase of treasury stock	(8,004)	(4,829)	(2,187)
Reductions in principal due to maturity and repurchases of senior subordinated convertible notes	-	(47,746)	(91,806)
Principal payments under long-term debt	(4,375)	-	-
Debt issuance costs	(7,451)	(934)	-
Cash settlement of share-based compensation	(4,133)	-	-
Net cash provided by (used in) financing activities	336,720	(25,269)	(92,856)
Net (decrease) increase in cash and cash equivalents	(56,158)	97,006	(48,961)
Cash and cash equivalents at beginning of period	218,674	121,668	170,629
Cash and cash equivalents at end of period	$162,516	$218,674	$121,668
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	($260)	$48,517	($2,003)
Interest paid	$1,361	$1,372	$3,800
Non-cash transactions:
Capital expenditures incurred but not yet paid	$764	$775	$620

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”), a privately held generic pharmaceutical company.  Anchen became part of Par as of the acquisition date (see Note 2, “Anchen Acquisition”).

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

Basis of Financial Statement Presentation:

Our accounting and reporting policies conform to the accounting principles generally accepted in the United States of America (U.S. GAAP).  The Financial Accounting Standards Board (“FASB”) codified all the accounting standards and principles in the Accounting Standards Codification (“ASC”) as the single source of U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.   All content within the ASC carries the same level of authority.

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

Cash and Cash Equivalents:

We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents.  These amounts are stated at cost, which approximates fair value.  At December 31, 2011, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances.  We maintain our cash deposits and cash equivalents with well-known and stable financial institutions.  At December 31, 2011, our cash and cash equivalents were invested primarily in AAA-rated money market funds, which hold high-grade corporate securities or invested in government and/or government agency securities.  We have not experienced any losses on our deposits of cash and cash equivalents to date.

Our primary source of liquidity is cash received from customers.  In 2011, we collected $941 million with respect to net product sales as compared to $1,098 million in 2010 and $1,140 million in 2009.  Our primary use of liquidity includes funding of corporate acquisitions, general operating expenses, business development and product acquisition activities, normal course payables due to distribution agreement partners and capital expenditures.  In addition to these normal course activities, our significant cash outflows included the payment related to the Anchen Acquisition of $412,753 thousand on November 17, 2011 and payments related to the settlement of certain AWP litigation of $154,000 thousand during the third quarter of 2011.

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

 Depreciation and Amortization:

Property, plant and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease.  The following is the estimated useful life for each applicable asset group:

Buildings	10 to 40 years
Machinery and equipment	3 to 15 years
Office equipment, furniture and fixtures	3 to 7 years
Computer software and hardware	3 to 7 years

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

Goodwill and Intangible Assets:

We determine the estimated fair values of goodwill and intangible assets with definite and/or indefinite lives based on valuations performed at the time of their acquisition in accordance with FASB ASC 350.  Such valuations utilize forecasted financial information.  In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

Goodwill is tested for impairment annually using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any.  Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. We performed our annual goodwill impairment assessment as of December 31, 2011, noting no impairment.

Definite lived intangibles are amortized on an accelerated or straight-line basis over their estimated useful life. This determination is made based on the specific asset and the timing of recoverability from expected future cash flows.

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

FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return.  Additionally, FASB ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition.  See Note 16, “Income Taxes”.

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

Distribution Costs:

We record distribution costs related to shipping product to our customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses.  Distribution costs for 2011 were approximately $2.5 million, $2.5 million for 2010 and $2.4 million for 2009.

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

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:

We have entered into a number of license and distribution agreements pursuant to which we distribute generic pharmaceutical products and brand products developed and/or supplied to us by certain third parties.  We have also entered into contract manufacturing agreements for third-parties to manufacture some of our own generic products for us.  For the year ended December 31, 2011, approximately 58% of our total net product sales were generated from such contract-manufactured and/or licensed products.  We cannot provide assurance that the efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements, or that we will be able to enter into new agreements in the future.  Any alteration to or termination of our current material license and distribution agreements, our failure to enter into new and similar agreements, or the interruption of the supply of our products under such agreements or under our contract manufacturing agreements, could have a material adverse effect on our business, condition (financial and other), prospects or results of operations.

We produce all of our internally manufactured products at a manufacturing facility in New York and a manufacturing facility in California.  A significant disruption at those facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Segments:

FASB ASC 280-10 codifies the standards for reporting of financial information about operating segments in annual financial statements.  Management considers our business to be in two reportable business segments, generic and brand pharmaceuticals.  Refer to Note 19 – “Segment Information”.

Contingencies and Legal Fees:

We are subject to various patent litigations, product liability litigations, government investigations and other legal proceedings in the ordinary course of business.  Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses.  Contingent accruals are recorded when we determine that a loss is both probable and reasonably estimable.  Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events.

Debt Issuance Costs:

We capitalize direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet.  Debt issuance costs are amortized to interest expense over the term of the underlying debt using the effective interest method.  We recognized amortized debt issuance costs of $1,400 thousand in the year ended December 31, 2011 (including $579 thousand for the write-off of debt issuance costs related to our unsecured credit facility that was replaced by our Senior Credit Facilities on November, 17, 2011 – refer to Note 12, “Senior Credit Facilities”), $304 thousand in the year ended December 31, 2010, and $492 thousand in the year ended December 31, 2009.

Recent Accounting Pronouncements:

The FASB has issued Accounting Standards Update (“ASU”) No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers.  This ASU provides guidance on how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act, both enacted in March 2010, referred to as the “Acts.”  The Acts imposed an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011.  An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible.  A portion of the annual fee will be allocated to individual entities on the basis of the amount of their brand prescription drug sales (including authorized generic product sales) for the preceding year as a percentage of the industry’s brand prescription drug sales (including authorized generic product sales) for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year on or after January 1, 2011.  The amendments in this ASU specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  The annual fee is classified as an operating expense in the income statement.  The amendments in this ASU were effective for calendar years beginning after December 31, 2010, when the fee initially became effective.

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU affect any public entity, as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The requirements of this ASU have been applied to the disclosures related to our acquisition of Anchen and will be applicable to any future business acquisitions we complete.

The FASB has issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  This amendment of the ASC allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the ASC in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  This ASU must be applied retrospectively.  The amendments to the ASC in this ASU are effective for us for fiscal years and interim periods within those years, beginning after December 15, 2011.

The FASB has issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This amendment of ASC will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment includes a number of examples of events and circumstances for an entity to consider in conducting the qualitative assessment.  This amendment to the ASC is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.

Note 2 – Anchen Acquisition:

On November 17, 2011, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”) for $412,753 thousand in aggregate consideration (the “Anchen Acquisition”), subject to post-closing adjustment.  Pursuant to the Agreement and Plan of Merger, dated as of August 23, 2011, as amended (the “Merger Agreement”), among Par Pharmaceutical, Inc. and Admiral Acquisition Corp. (“Merger Sub”), a wholly owned subsidiary of Par Pharmaceutical, Inc., on the one hand, and Anchen and Chih-Ming Chen, Ph.D. (“Dr. Chen”), as securityholders’ representative, on the other hand, Merger Sub was merged with and into Anchen, with Anchen surviving as a wholly owned subsidiary of Par Pharmaceutical, Inc. (the “Merger”).  In connection with the consummation of the Merger, Par Pharmaceutical, Inc., Anchen, Dr. Chen and Merger Sub entered into an Agreement and Amendment to Merger Agreement, dated November 17, 2011 (the “Amendment”), in which the parties agreed to modify certain pre-Merger covenants and the timing and manner of payment of certain severance and other benefit obligations.  The Amendment also reflects the parties’ agreement as to the source and manner of payment of certain expenses in connection with paying agent services.

Anchen was a privately-held generic pharmaceutical company until our acquisition.  Anchen broadens our industry expertise (e.g., R&D and manufacturing capabilities) and product pipeline, with 29 ANDAs filed and four key commercialized products.  The operating results of Anchen from November 17, 2011 to December 31, 2011 are included in the accompanying Consolidated Statements of Operations, reflecting total revenues of $12,932 thousand and a loss from continuing operations of $3,642 thousand.  The Consolidated Balance Sheet as of December 31, 2011 reflects the Anchen Acquisition, including goodwill, which represents the Anchen workforce’s expertise in R&D and manufacturing.

The Anchen Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC No. 805, “Business Combinations,” (“ASC 805”).  The acquisition method of accounting uses the fair value concept defined in ASC 820, “Fair Value Measurements and Disclosures.”  ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the Anchen Acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Anchen Acquisition.  The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals.  Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred.  The Anchen Acquisition related transaction costs expensed for the year ended December 31, 2011 totaled $8,264 thousand and were included in operating expenses as selling, general and administrative on the Consolidated Statements of Operations.  The Anchen Acquisition related transaction costs for the year ended December 31, 2011 were comprised of investment bank fees ($5,013 thousand), accounting fees ($1,628 thousand), legal fees ($1,348 thousand), and other fees ($275 thousand).  The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Anchen as of the effective date of the acquisition was allocated to goodwill in accordance with ASC 805.  The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Anchen as of the effective date of the Anchen Acquisition.  Accordingly, the purchase price allocation below is preliminary and may be adjusted upon completion of the final valuation. These adjustments could be material.  The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on November 17, 2011.  The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

Amount
Cash paid for equity	$410,000
Cash paid to settle benefit liabilities for two former Anchen executives	2,000
Cash paid for estimated net working capital	753

Total cash consideration	$412,753

 Fair Value Estimate of Assets Acquired and Liabilities Assumed

The purchase price of Anchen has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of November 17, 2011
Cash and cash equivalents	$1,352
Accounts receivable, net	15,086
Inventories	21,479
Prepaid expenses and other current assets	1,500
Deferred income taxes	19,588
Income taxes receivable	10,621
Property, plant and equipment	27,642
Intangible assets	220,800
Other long-term assets, net	1,626

Total identifiable assets	319,694

Current payable to former Anchen securityholders	20,620
Accounts payable	7,701
Payables due to distribution agreement partners	785
Accrued expenses and other current liabilities	8,517
Deferred tax liabilities	86,054
Other long-term liabilities	2,967

Total liabilities assumed	126,644

Net identifiable assets acquired	193,050

Goodwill	219,703

Net assets acquired	$412,753

None of the goodwill identified above and recorded on the Consolidated Balance Sheet as of December 31, 2011 will be deductible for income tax purposes.

Supplemental Pro forma Information (unaudited)

The following unaudited pro forma information for the year ended December 31, 2011, and the year ended December 31, 2010 assumes the Anchen Acquisition occurred as of January 1, 2010.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Anchen Acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	Year ended	Year ended
(In thousands, except per share data)	December 31, 2011	December 31, 2010
Total revenues	$1,041,988	$1,089,697
(Loss) income from continuing operations	(44,680)	56,250
(Loss) income from continuing operations per diluted share	$(1.24)	$1.58

These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets ($94,100 thousand) and inventory ($9,200 thousand) had been applied on January 1, 2010, and the debt incurred as a result of the Anchen Acquisition (initially $350,000 thousand) had been outstanding since January 1, 2010, together with the consequential tax effects.

Pro forma loss from continuing operations for the year ended December 31, 2011 was adjusted to exclude $25,396 thousand of Anchen Acquisition related costs incurred in 2011 by Anchen and us with the consequential tax effects.  These costs were primarily investment bank fees, accounting fees, and legal fees.  Pro forma loss from continuing operations for the year ended December 31, 2010 was adjusted to include the Anchen Acquisition related costs with the consequential tax effects.

Note 3 - Available for Sale Marketable Debt Securities:

At December 31, 2011 and 2010, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the consolidated balance sheets.  Refer to Note 4 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at December 31, 2011 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$25,680	$53	($24)	$25,709

All available for sale marketable debt securities are classified as current on our consolidated balance sheet as of December 31, 2011.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2010 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$27,654	$213	($1)	$27,866

The following is a summary of the contractual maturities of our available for sale debt securities at December 31, 2011 ($ amounts in thousands):

	December 31, 2011
		Estimated Fair
	Cost	Value
Less than one year	$15,271	$15,260
Due between 1-2 years	8,344	8,357
Due between 2-5 years	2,065	2,092
Total	$25,680	$25,709

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

Level 1: Quoted market prices in active markets for identical assets and liabilities.  Active market means a market in which transactions for assets or liabilities occur with “sufficient frequency” and volume to provide pricing information on an ongoing unadjusted basis.  Cash equivalents include highly liquid investments with an original maturity of three months or less at acquisition. We have determined that our cash equivalents in their entirety are classified as Level 1 within the fair value hierarchy.

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2011	Level 1	Level 2	Level 3
Corporate bonds (Note 3)	$25,709	$ -	$25,709	$ -
Cash equivalents	$159,719	$159,719	$ -	$ -

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2010	Level 1	Level 2	Level 3
Corporate bonds (Note 3)	$27,866	$ -	$27,866	$ -
Cash equivalents	$227,036	$227,036	$ -	$ -

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31,	December 31,
	2011	2010

Gross trade accounts receivable	$269,204	$203,995
Chargebacks	(20,688)	(19,482)
Rebates and incentive programs	(35,132)	(23,273)
Returns	(58,672)	(48,928)
Cash discounts and other	(28,672)	(16,606)
Allowance for doubtful accounts	(100)	(1)
Accounts receivable, net	$125,940	$95,705

 Allowance for doubtful accounts

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Balance at beginning of period	($1)	($3)	($4)
Anchen opening balance	($100)
Additions – charge to expense	-	(5)	8
Adjustments and/or deductions	1	7	(7)
Balance at end of period	($100)	($1)	($3)

The following tables summarize the activity for the years ended December 31, 2011, 2010 and 2009 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2011
Accounts receivable reserves	Beginning balance	Anchen opening balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($1,633)	($261,335)	$ -	(1)	$261,762	($20,688)
Rebates and incentive programs	(23,273)	(1,427)	(121,804)	660		110,712	(35,132)
Returns	(48,928)	(1,748)	(30,577)	265		22,316	(58,672)
Cash discounts and other	(16,606)	(5,626)	(105,961)	(357)		99,878	(28,672)
Total	($108,289)	($10,434)	($519,677)	$568		$494,668	($143,164)

Accrued liabilities (2)	($32,169)	($571)	($55,853)	$224		$48,755	($39,614)

	For the Year Ended December 31, 2010
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($16,111)	($217,601)	($77)	(1)	$214,307	($19,482)
Rebates and incentive programs	(39,938)	(123,451)	(1,196)	(3)	141,312	(23,273)
Returns	(39,063)	(24,416)	437		14,114	(48,928)
Cash discounts and other	(19,160)	(88,842)	(1,974)	(4)	93,370	(16,606)
Total	($114,272)	($454,310)	($2,810)		$463,103	($108,289)

Accrued liabilities (2)	($24,713)	($41,427)	$2,586	(5)	$31,385	($32,169)

	For the Year Ended December 31, 2009
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($32,738)	($172,331)	($435)	(1)	$189,393	($16,111)
Rebates and incentive programs	(27,110)	(127,814)	157		114,829	(39,938)
Returns	(38,128)	(24,591)	(465)		24,121	(39,063)
Cash discounts and other	(13,273)	(82,004)	338		75,779	(19,160)
Total	($111,249)	($406,740)	($405)		$404,122	($114,272)

Accrued liabilities (2)	($21,912)	($29,062)	$2,852	(5)	$23,409	($24,713)

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

(5)

In December 2010, we reached a settlement related to the routine post award contract review of our contract with the Department of Veterans Affairs for the periods 2004 to 2007 with the Office of Inspector General of the Department of Veterans Affairs.  We had previously accrued approximately $10,500 thousand ($6,400 thousand net of related partnership consideration) in accrued government liabilities and payables due to distribution agreement partners on our consolidated balance sheet related to this matter.  We reduced this accrual to $7,300 thousand ($3,800 thousand net of related partnership consideration), based on the settlement.  Accordingly, we recognized approximately $2,600 thousand of income in the fourth quarter of 2010 as a change in estimate.  The 2009 change in accrued liabilities recorded for prior period sales is principally comprised of a $1,400 thousand credit from the Medicaid drug rebate program related to a positive settlement based upon the finalization of a negotiation in the third quarter of 2009 pertaining to prior years.  With the exception of the foregoing factor, there were no other factors that were deemed to be material individually or in the aggregate.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 60% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2011 and 61% of our net product sales were derived from the wholesale distribution channel for the year ended December 31, 2010.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

In 2011, Par launched propafenone, amlodipine and benazepril HCl, and budesonide and some other lower volume generic products.  In 2010, Par launched chlorpheniramine/hydrocodone, omeprazole sodium bicarbonate, and zafirlukast.  In 2009, Par launched clonidine and some other lower volume generic products.  Strativa acquired and relaunched Nascobal® in the second quarter of 2009.  As is customary and in the ordinary course of business, our revenue that has been recognized for these product launches included initial trade inventory stocking that we believed was commensurate with new product introductions.  At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Strativa launched Oravig® (miconazole) buccal tablets in the third quarter of 2010 and launched Zuplenz® (ondansetron) oral soluble film in the fourth quarter of 2010.  Oravig® was supplied to us by BioAlliance and Zuplenz® was supplied to us by MonoSol.  In connection with the launches, our direct customers ordered, and we shipped, Oravig® and Zuplenz® units at a level commensurate with initial forecasted demand for the product.  Due to our relatively limited history in the branded pharmaceutical marketplace, it was impractical to predict with reasonable certainty the rate of Oravig®’s and Zuplenz®’s prescription demand uptake and ultimate acceptance in the marketplace.  Therefore, we recognized revenue and all associated cost of sales as the product was prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us at the time.  Accordingly, for the year ended December 31, 2011, we have recognized $2,426 thousand of revenues for Oravig® and $873 thousand of revenues for Zuplenz® and deferred revenues of $153 thousand for Oravig® and deferred revenues of $435 thousand for Zuplenz®, related to product that has been shipped to customers but not yet been prescribed to patients.  Deferred revenue is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet as of December 31, 2011.  In June 2011, we resized our Strativa business.  As part of this strategic assessment, we reduced our Strativa workforce by approximately 90 people.  Refer to Note 20 – “Restructuring Costs.”  We will continue to recognize revenue and all associated cost of sales as Oravig® and Zuplenz® are prescribed to patients based on an analysis of third party market prescription data, third party wholesaler inventory data, order refill rates, and all substantive quantitative and qualitative data available to us.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to its development partner, MonoSol, as part of the resizing of our branded products division.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

Major Customers – Gross Accounts Receivable

	December 31,	December 31,
	2011	2010
McKesson Corporation	25%	25%
Cardinal Health, Inc.	19%	21%
CVS Caremark	17%	14%
AmerisourceBergen Corporation	12%	12%
Other customers	27%	28%
Total gross accounts receivable	100%	100%

Note 6 -Inventories:

($ amounts in thousands)

	December 31,	December 31,
	2011	2010
Raw materials and supplies	$39,331	$20,445
Work-in-process	5,330	4,498
Finished goods	61,589	47,637
	$106,250	$72,580

Inventory write-offs (inclusive of pre-launch inventories detailed below)

          ($ amounts in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Inventory write-offs	$7,200	$7,584	$3,875

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  Pre-launch inventories at December 31, 2011 were comprised of generic products in development.

Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value.  We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product.  Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors.  There was no Strativa-related pre-launch inventory at December 31, 2011.

The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	December 31,	December 31,
	2011	2010
Raw materials and supplies	$7,774	$3,578
Work-in-process	346	673
Finished goods	631	3,207
	$8,751	$7,458

Write-offs of pre-launch inventories

($ amounts in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Pre-launch inventory write-offs, net of partner allocation	$1,607	$102	$318

Note 7 - Property, Plant and Equipment, net:

($ amounts in thousands)

	December 31,	December 31,
	2011	2010
Land	$1,882	$1,882
Buildings	28,186	27,930
Machinery and equipment	66,237	52,032
Office equipment, furniture and fixtures	6,908	5,752
Computer software and hardware	48,198	46,065
Leasehold improvements	27,203	12,137
Construction in progress	8,032	2,905
	186,646	148,703
Accumulated depreciation and amortization	(88,856)	(76,723)
	$97,790	$71,980

Depreciation and amortization expense related to property, plant and equipment

($ amounts in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Depreciation and amortization expense	$13,214	$13,384	$12,556

Note 8 - Intangible Assets, net:

($ amounts in thousands)

	December 31,	December 31,
	2011	2010
In-process research and development acquired in Anchen Acquisition, net of accumulated amortization of $0 and $0	$126,700	$ -
Developed products acquired in Anchen Acquisition, net of accumulated amortization of $1,650 and $0	83,550	-
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $12,540 and $7,980	42,181	46,741
Teva Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,255	16,745	-
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0	15,000	15,000
Synthon Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $0	9,600	-
Covenant not-to-compete acquired in Anchen Acquisition, net of accumulated amortization of $358 and $0	8,542	-
Teva Pharmaceuticals, Inc. License and Distribution Agreement, net of accumulated amortization of $0	6,000	-
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,748 and $9,026	1,085	1,807
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $9,148 and $7,433	852	2,567
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $3,034 and $2,525	650	1,159
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,750 and $770	350	1,330
BioAlliance Licensing Agreement, net of accumulated amortization of $1,399 and $559	-	19,441
MonoSol Rx Licensing Agreement, net of accumulated amortization of $350 and $125	-	5,875
Spectrum Development and Marketing Agreement, net of accumulated amortization of $25,000 and $24,254	-	746
Other intangible assets, net of accumulated amortization of $7,209 and $5,947	414	801
	$311,669	$95,467

Intangible assets include estimated fair values of certain distribution rights acquired by the Company for equity instruments or in legal settlements, amounts paid for contractual rights acquired by the Company to a process, product or other legal right having multiple or alternative future uses that support its realizability and intellectual property and are capitalized and amortized over the estimated useful lives in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful lives of three to 15 years if estimated cash flows method approximates straight-line basis.  We evaluate all intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable.  Such evaluations utilize forecasted financial information.  As of December 31, 2011, we believe our net intangible assets are recoverable.  The intangible assets included on our consolidated balance sheet at December 31, 2011 include the following:

Intangible Assets Acquired in Anchen Acquisition

On November 17, 2011, Par completed the Anchen Acquisition.  Refer to Note 2, “Anchen Acquisition” for details of the transaction.  As part of the Anchen Acquisition, we acquired intangible assets related to IPR&D, products derived from developed technology, and a covenant not to compete from a former Anchen securityholder and employee.

The fair value of the developed technology and in-process research and development intangible assets were estimated using the discounted cash flow method of the income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, we estimated the present value of cash flows discounted at rates commensurate with the inherent risks associated with each type of asset.  We believe that the level and timing of cash flows appropriately reflect market participant assumptions.  Some of the significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows by year by project or product (including net revenues, costs of sales, research and development costs, selling and marketing costs and other charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset's life cycle, competitive trends impacting the asset and each cash flow stream and other factors.  The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk.

The value of IPR&D ($126,700 thousand) was capitalized and accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each project.  Upon successful completion and launch of each project, we will make a separate determination of useful life of the IPR&D intangible.  Amortization expense of the related intangible assets will commence when each product is launched.

The remaining net book value of the related intangible asset related to developed products ($83,550 thousand) will be amortized over a weighted average amortization period of approximately nine years.

The fair value of the covenant not to compete was estimated using the discounted cash flow method of the income approach first assuming no additional competition from the parties to the covenant not to compete and then assuming competition from the parties to the covenant not to compete.  The level of competition was adjusted by such factors as the timing of FDA approval and the likelihood of competition over the term of the covenant not to compete.  The remaining net book value of the related intangible asset ($8,542 thousand) will be amortized over approximately three years.

Teva Pharmaceuticals, Inc. Asset Purchase Agreement and License and Distribution Agreement

On October 18, 2011, we announced that we acquired rights to three products from Teva Pharmaceuticals in connection with Teva’s acquisition of Cephalon.  Under terms of the agreements, Par owns the ANDAs of fentanyl citrate lozenges, a generic version of Actiq®, and cyclobenzaprine ER capsules, the generic version of Amrix®, as well as the U.S. rights to market modafinil tablets, the generic version of Provigil®.  Par began shipping to the trade all strengths of fentanyl citrate lozenges.  Cyclobenzaprine ER capsules and modafinil tablets were not previously marketed by Teva and are not yet available.  We have a contractually guaranteed launch date for modafinil tablets in April 2012.  We paid $24,000 thousand to acquire fentanyl citrate lozenges and modafinil tablets.  We would also be obligated to pay up to an additional $500 thousand milestone upon the launch of cyclobenzaprine ER capsules depending on timing of our launch relative to other market competitors.  We allocated the $24,000 thousand paid for fentanyl citrate lozenges ($18,000 thousand) and for modafinil tablets ($6,000 thousand) based on expected future cash flows.  The remaining net book value of the intangible asset related to fentanyl citrate lozenges ($16,745 thousand) will be amortized over approximately five years.  Amortization expense of the intangible asset related to modafinil tablets will commence when the product is launched in April 2012.

Synthon Pharmaceuticals, Inc. Asset Purchase Agreement

On November 30, 2011, we entered into an asset purchase agreement with Synthon Pharmaceuticals, Inc., and on December 30, 2011, we closed on our acquisition, of Synthon’s ANDA for amlodipine besylate and valsartan (5 mg/320 mg and 10 mg/320 mg) fixed dose combination tablets, a generic version of Exforge®, for $9,600 thousand.  Under the terms of a separate license agreement with Novartis Pharmaceuticals Corporation, we have a certain launch date in October 2014.  Amortization expense of the related intangible asset will commence when the product is launched.

QOL Medical, LLC Asset Purchase Agreement

During the three-month period ended June 27, 2009, we acquired the rights to Nascobal® Nasal Spray from QOL Medical, LLC for $54,500 thousand in cash and the assumption of certain liabilities. The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  The fair value of the product rights received is being amortized on a straight-line basis over 12 years based on its estimated useful life.  Refer to “Nascobal®” in Note 21, “2009 Acquisitions.”

BioAlliance Licensing Agreement

In April 2010, the FDA approved Oravig®.  Under the terms of Strativa’s U.S. license agreement with BioAlliance Pharma SA, we paid BioAlliance $20,000 thousand in the second quarter of 2010 as a result of the FDA approval.  Strativa began to commercialize Oravig®, which was supplied by BioAlliance, during the third quarter of 2010.  In June 2011, we decided to reduce our marketing efforts for this product as part of plans to resize Strativa.  We also reduced our Strativa workforce by a total of approximately 90 people and we recorded intangible asset impairment charges as part of this strategic assessment.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.  Refer to Note 20, “Restructuring Costs” for further details.

MonoSol Rx Licensing Agreement

In June 2008, Strativa and MonoSol Rx entered into a licensing agreement under which Strativa acquired the U.S. commercialization rights to Zuplenz®. Under the terms of an amended agreement, the FDA’s approval of Zuplenz® in July 2010 triggered Strativa's payments to MonoSol Rx of a $4,000 thousand approval milestone and a $2,000 thousand pre-launch milestone.  Strativa began to commercialize Zuplenz®, which was supplied by MonoSol, during the fourth quarter of 2010.  Amortization expense of the related intangible asset commenced when the product was launched in the fourth quarter of 2010.  In June 2011, we stopped marketing Zuplenz® as part of plans to resize Strativa.  We also reduced our Strativa workforce by a total of approximately 90 people and we recorded intangible asset impairment charges as part of this strategic assessment.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of our branded products division.  Refer to Note 20, “Restructuring Costs” for further details.

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

Trademark licensed from BMS

Par entered into an agreement with Mead Johnson & Company and BMS, dated August 6, 2003, to license the use of the Megace® trademark in connection with a new product developed by Par in exchange for $5,000 thousand paid by Par in August 2003.  In July 2005, Par made an additional milestone payment of $5,000 thousand to BMS related to the trademark license above. The remaining net book value of the trademark will be amortized over approximately two years.

Genpharm Distribution Agreement

On June 30, 1998, Par completed a strategic alliance with Merck KGaA, a pharmaceutical and chemical company located in Darmstadt, Germany.  Pursuant to a Stock Purchase Agreement, dated March 25, 1998, Par issued 10,400 shares of Par’s common stock to a Merck KGaA subsidiary, EMD, Inc. (formerly known as Lipha Americas, Inc.), in exchange for cash of $20,800 thousand and the exclusive U.S. distribution rights to a set of products covered by a distribution agreement with Genpharm (the “Genpharm Distribution Agreement”) (see Note 11 – “Distribution and Supply Agreements”).  Par determined the fair value of the common stock sold to Merck KGaA to be $27,300 thousand, which exceeded the cash consideration of $20,800 thousand received by Par by $6,500 thousand.  That $6,500 thousand was assigned to the Genpharm Distribution Agreement, with a corresponding increase in stockholders’ equity.  Additionally, Par recorded a deferred tax liability of approximately $4,300 thousand and a corresponding increase in the financial reporting basis of the Genpharm Distribution Agreement to account for the difference between the basis in the Genpharm Distribution Agreement for financial reporting and income tax purposes.  The aggregate amount of approximately $10,800 thousand assigned to the Genpharm Distribution Agreement is being amortized on a straight-line basis over 15 years.

MDRNA, Inc. Asset Purchase Agreement

During the three-month period ended June 27, 2009, the Company acquired additional rights to calcitonin, a generic drug, from MDRNA, Inc., mainly in order to facilitate our acquisition of the rights to Nascobal®.  The purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired on the basis of estimated fair values.  This asset has a fair market value of $1,400 thousand and will be amortized over its estimated useful life of approximately 2 years.  Refer to “MDRNA, Inc.” in Note 21, “2009 Acquisitions.”

SVC Pharma LP License and Distribution Agreement

In June 2008, Par and SVC Pharma LP entered into a license and distribution agreement for dronabinol and related agreements.  Under the terms of the agreements, Par transferred 100% of its interest in SVC to an affiliate of Rhodes Technologies, and SVC became the sole owner of the ANDA for dronabinol.  In exchange, SVC granted Par the exclusive right and license to market, distribute and sell dronabinol in the United States for a term of approximately 10 years.  Par reclassified a portion of its investment in SVC to intangible assets, which represents the right and license to market dronabinol in the United States.  Par launched dronabinol during the third quarter of 2008. The remaining net book value of this asset will be amortized over approximately two years.

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

Amortization Expense

We recorded amortization expense related to intangible assets of approximately $14,822 thousand for 2011, $16,005 thousand for 2010 and $23,057 thousand for 2009 and such expense is primarily included in cost of goods sold with the remainder in selling, general and administrative expense.

Estimated Amortization Expense for Existing Intangible Assets at December 31, 2011

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after December 31, 2011.

($ amounts in thousands)

Estimated
Amortization
Expense
2012	$37,194
2013	23,640
2014	23,487
2015	19,149
2016	32,650
2017 and thereafter	175,549
$311,669

As of December 31, 2011, we determined through our evaluation that intangible assets were recoverable.

Note 9 – Goodwill:

As noted in Note 2, “Anchen Acquisition,” we acquired Anchen for $412,753 thousand in aggregate consideration.  Based upon our preliminary purchase price allocation, we recorded $219,703 thousand of incremental goodwill.  This goodwill was allocated to Par.

In 2004, we acquired all of the capital stock of Kali Laboratories, Inc., a generic pharmaceutical research and development company, for approximately $142,800 thousand in cash and warrants to purchase 150,000 shares of our common stock valued at approximately $2,500 thousand.  The acquisition resulted in goodwill of $63,729 thousand, which was allocated to Par.

In accordance with FASB ASC 350-20-35-30, goodwill which totaled $283,432 thousand at December 31, 2011 and $63,729 thousand at December 31, 2010 is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach.  The goodwill impairment test consists of a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of impairment, if any.  Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value.  As of December 31, 2011, Par performed its annual goodwill impairment assessment noting no impairment.  No impairments of goodwill have been recognized through December 31, 2011.

Note 10 - Research and Development Agreements:

To supplement our own internal development program, we seek to enter into development and license agreements with third parties with respect to the development and marketing of new products and technologies.  To date, we have entered into several of these types of agreements and advanced funds to several non-affiliated companies for products in various stages of development.  Payments made related to these agreements have been expensed as incurred in accordance with our accounting policies.  We believe that the following product development agreements are those that are the most significant to our business.

Generic Business Related

IntelliPharmaCeutics Corp.

In November 2005, Par executed a license and commercialization agreement with IntelliPharmaCeutics Corp. (“IPC”) for the development of dexmethylphenidate XR (Focalin XR®).  Initial development costs included a milestone payment of $250 thousand, paid in January 2006.  Subsequent milestones for $250 thousand due upon passing all bioequivalence studies and another $250 thousand upon FDA’s acceptance for filing the ANDA were both paid in May 2007.  In August 2011, we amended the license and commercialization agreement and paid $600 thousand to IPC for additional development costs fully satisfying Par’s obligations.  Upon launch, IPC can earn up to a maximum of $2,500 thousand depending on the number of parties, generic equivalents and their introduction of the product during the first 180 days from launch.   In addition Par has agreed to share profits on all future sales of the product. The agreement is set for a ten year term from commercial launch of the product.

EMET Pharmaceuticals

In the second quarter of 2010, Par acquired from Eagle Pharmaceuticals the rights and obligations of a collaboration arrangement with EMET Pharmaceuticals for mesalamine 400mg delayed release tablet currently in development for an up-front payment of $5,500 thousand that was expensed as research and development.  The arrangement provides for additional milestone payments of up to $5,500 thousand based upon certain development activities, FDA approval, certain conditions and sales.  The first and second of such milestones were achieved during 2010, and the resultant $500 thousand payments were expensed as research and development.  Par will participate in a profit sharing arrangement with EMET based on any future sales.

Catalent Pharma Solutions GMBH (Anchen)

In November 2009, Anchen executed a collaboration agreement with Catalent Pharma Solutions GMBH for the development of lubiprostone capsules.  Anchen submitted an ANDA to the FDA seeking approval in February 2010 and received a refusal to file (“RTF”) in August 2010 indicating that the ANDA would need to be amended to include additional clinical study data.  In response to this RTF, in January 2011 Anchen entered a services agreement with Novum Pharmaceutical Research Services of Delaware, Inc. to perform clinical research services for the development of lubiprostone capsules for $6,400 thousand.  Anchen has paid Novum $3,400 thousand in clinical study costs of which $200 thousand was expensed as research and development in the 45 day period in 2011 that Par has owned Anchen.  Catalent will be entitled to royalty payments on future sales of lubiprostone under this ANDA.

Strativa Business Related

Optimer Pharmaceutical Corporation

In April 2005, we entered into a joint development and collaboration agreement for an antibiotic compound (“PAR-101”) with Optimer.  Under the terms of the agreement, Optimer agreed to fund all expenses associated with the clinical trials of PAR-101, while we would have been responsible for the clinical development, submission of the NDA and coordination of legal and regulatory responsibilities associated with PAR-101. In the event that PAR-101 was ultimately approved for marketing, we would have manufactured and would have had exclusive rights to market, sell and distribute PAR-101 in the U.S. and Canada.  We were to pay Optimer a royalty on sales of PAR-101 and also had an option to extend the agreement to include up to three additional drug candidates from Optimer.  In February 2007, in exchange for $20,000 thousand and certain trailing rights, we terminated the agreement and returned the marketing rights to Optimer.  In the first quarter of 2010, Optimer announced positive results from the second of two pivotal Phase 3 trials evaluating the safety and efficacy of fidaxomicin in patients with clostridium difficile infection (CDI), triggering a one-time $5,000 thousand milestone payment due to us under the 2007 termination agreement.  The $5,000 thousand was reflected in the consolidated statement of operations in the gain on sale of products rights and other line.  In 2011, Strativa earned $4,300 thousand of royalty income from its share of the proceeds from Optimer’s sale of certain rights in the fidaxomicin product to a third party. The $4,300 thousand was reflected in the consolidated statement of operations in the other product related revenues line.  Under the terms of the 2007 termination agreement, we are also entitled to royalty payments on future sales of fidaxomicin.

Swedish Orphan Biovitrum

In October 2010, we entered into an amended and restated license and supply agreement with Swedish Orphan Biovitrum (“Sobi”) covering the European development and commercialization rights of Strativa's Nascobal®. Strativa acquired the worldwide rights to Nascobal® from QOL Medical, LLC in March 2009, which included a pre-existing agreement with Sobi. In October 2011, Strativa and Sobi agreed to terminate the amended and restated license and supply agreement.

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

On June 24, 2011, Par and AstraZeneca entered into a distribution agreement, pursuant to which Par is marketing budesonide, a generic version of Entocort® EC, supplied and licensed from AstraZeneca.  Under this agreement, AstraZeneca has agreed to manufacture the product and Par has agreed to pay AstraZeneca a percentage of Par’s profit for the product, as defined in the agreement.

GlaxoSmithKline plc (“GSK”)

On November 10, 2006 Par and GSK and certain of its affiliates entered into a supply and distribution agreement, pursuant to which Par is marketing certain products containing sumatriptan. Under the agreement, GSK supplies Par and Par markets the product in the U.S.  In addition to the agreed upon price for the product, Par pays GSK a percentage of Par’s net sales of the product, as defined in the agreement.  This agreement expired on November 2011, upon the three year anniversary of the product launch.

On February 9, 2009, Par and GSK (formerly Reliant Pharmaceuticals, Inc) entered into a non-exclusive licensing agreement to market propafenone HCL, a generic version of Rythmol®SR .  Under the agreement, Par markets, sells and distributes the product and pays GSK a percentage of Par’s profit for the product, as defined in the agreement.  Par commenced sales in January 2011.

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

Payables Due To Supply and Distribution Agreement Partners

Pursuant to these distribution agreements, we pay our partners a percentage of gross profits or a percentage of net sales, in accordance with contractual terms of the underlying agreements.  As of December 31, 2011, we had payables due to distribution agreement partners of $69,359 thousand and $25,310 thousand as of December 31, 2010.

Note 12 - Senior Credit Facilities:

($ amounts in thousands)

	December 31,	December 31,
	2011	2010
Term Loan Facility	$345,625	$ -
Revolving Credit Facility	-	-
	345,625	-
Less current portion	(21,875)	-
Long-term debt	$323,750	$-

In connection with our acquisition of Anchen, a privately-held specialty pharmaceutical company, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger, to provide senior credit facilities to be comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350,000 thousand and a five-year Revolving Credit Facility in an initial amount of $100,000 thousand.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance our acquisition of Anchen, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.  Refer to Note 2 “Anchen Acquisition” for further details related to our acquisition of Anchen.

The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in acquisitions of other companies, products or product lines or mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances in or to other companies; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.  While initially unsecured, we could be obligated to secure our obligations under the Credit Agreement should our leverage ratio exceed a predetermined threshold for two consecutive quarters.  We were in compliance with all financial covenants as of December 31, 2011.  All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries, including Par Pharmaceutical, Inc., Anchen Incorporated, and Anchen Pharmaceuticals, Inc.

The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin.  During 2011, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%.  We are obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  The Credit Agreement includes an accordion feature pursuant to which we could be able to increase the amount available to be borrowed by up to an additional $150,000 thousand under certain circumstances.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Agreement.  The Credit Agreement expires in five years.  Based on the variable interest rate associated with the Term Loan Facility, its carrying value approximated its fair value at December 31, 2011.

The Credit Agreement replaced our existing $75,000 thousand unsecured credit facility.  We had no borrowings under the existing unsecured credit facility as of or during the year ended December 31, 2011 or December 31, 2010.  We incurred approximately $500 thousand in expenses associated with our existing unsecured credit facility during the year ended December 31, 2011.

During 2011, we incurred interest expense of $2,676 thousand, $2,905 thousand in 2010 and $8,013 thousand in 2009.

Debt Maturities as of December 31, 2011	($ amounts in thousands)
2012	$21,875
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at December 31, 2011	$345,625

Note 13 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009

(Loss) income from continuing operations	($46,300)	$92,752	$77,600

(Benefit) provision for income taxes from discontinued operations	(20,155)	21	672
Income (loss) from discontinued operations	20,155	(21)	(672)
Net (loss) income	($26,145)	$92,731	$76,928

Basic:
Weighted average number of common shares outstanding	35,950	34,307	33,679

(Loss) income from continuing operations	($1.29)	$2.70	$2.30
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)
Net (loss) income per share of common stock	($0.73)	$2.70	$2.28

Assuming dilution:
Weighted average number of common shares outstanding	35,950	34,307	33,679
Effect of dilutive securities	-	1,337	509
Weighted average number of common and common equivalent shares outstanding	35,950	35,644	34,188

(Loss) income from continuing operations	($1.29)	$2.60	$2.27
Income (loss) from discontinued operations	0.56	(0.00)	(0.02)
Net (loss) income per share of common stock	($0.73)	$2.60	$2.25

Outstanding options of 900 thousand as of December 31, 2011, 400 thousand as of December 31, 2010, and 2,500 thousand as of December 31, 2009 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the year ended December 31, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive. The effect of dilutive securities would have been 725 thousand on weighted average number of common shares outstanding for the year ended December 31, 2011.

Note 14 - Share-Based Compensation:

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

As of December 31, 2011, there were approximately 4.8 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At December 31, 2011, approximately 0.5 million shares remain available under such plans for restricted stock and restricted stock unit grants.

During 2010, we accelerated the vesting of 86 thousand stock options and 19 thousand non-vested restricted shares in connection with the termination of our former chief financial officer.  The effect of this termination resulted in additional compensation expense of approximately $800 thousand.  We also accelerated the vesting of approximately 4 thousand restricted stock units for a member of our Board of Directors who retired in 2010.  We also cash settled approximately 23 thousand restricted stock units for the retired Board member.  The effect of the cash settlement resulted in additional compensation expense of approximately $300 thousand.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Risk-free interest rate	2.2%	3.0%	1.9%
Expected life (in years)	5.2	6.3	6.3
Expected volatility	44.6%	45.1%	43.9%
Dividend	0%	0%	0%

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

The following is a summary of the weighted average per share fair value of options granted for the years ended December 31, 2011, 2010 and 2009.

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Weighted average per share fair value of options granted	$15.34	$13.30	$5.91

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the years ended December 31, 2011, 2010, and 2009 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cost of goods sold	$432	$522	$482
Selling, general and administrative	3,889	5,323	4,338
Total, pre-tax	$4,321	$5,845	$4,820
Tax effect of share-based compensation	(1,599)	(2,221)	(1,832)
Total, net of tax	$2,722	$3,624	$2,988

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2010	3,132	$26.23
Granted	228	36.27
Exercised	(668)	15.49
Forfeited	(406)	27.83
Balance at December 31, 2011	2,286	$30.11	5.5	$11,649
Exercisable at December 31, 2011	1,398	$34.75	4.1	$8,635
Vested and expected to vest at December 31, 2011	2,264	$30.15	5.5	$18,095

Total fair value of shares vested ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Total fair value of shares vested	$4,186	$5,965	$3,617

As of December 31, 2011, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $6.1 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.3 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the years ended December 31, 2011, 2010 and 2009 was as follows ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cost of goods sold	$551	$666	$695
Selling, general and administrative	4,958	6,694	6,259
Total, pre-tax	$5,509	$7,360	$6,954
Tax effect of stock-based compensation	(2,038)	(2,797)	(2,643)
Total, net of tax	$3,471	$4,563	$4,311

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	496	$19.52
Granted	73	36.27
Vested	(255)	19.21
Forfeited	(33)	18.43
Non-vested balance at December 31, 2011	281	$24.28	$9,187

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2010	23	$27.68
Granted	75	36.08
Vested	(29)	28.45
Forfeited	-	-
Non-vested restricted stock unit balance at December 31, 2011	69	$36.47	$2,266
Vested awards not issued	166	$22.31	$5,504
Total restricted stock unit balance at December 31, 2011	235	$26.47	$7,770

As of December 31, 2011, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $5.4 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.3 years.

Restricted Stock Unit Grants With Internal Performance Conditions

In January 2012, we issued restricted stock units with performance conditions (“performance units”) to our Chief Operating Officer and our President.  The vesting of these performance units is contingent upon the achievement of certain financial and operational goals related to the Anchen Acquisition and corporate entity performance with cliff vesting after three years if the performance conditions and continued employment condition are met.  The Compensation Committee of the Board of Directors can make a discretionary adjustment to the performance unit awards in a range from 0% to 20% of additional shares at the end of the three year vesting period, as long as we have cumulative net income in 2012, 2013 and 2014.

Our Chief Operating Officer and our President each received approximately 25 thousand performance units in January 2012 and could be awarded up to an additional 5 thousand shares each at the discretion of the Compensation Committee of the Board of Directors based on the achievement of the specified financial and operational goals.  The value of the performance units awarded was approximately $1.7 million at the grant date.  The recognition of expense related to these performance units will be assessed each quarter based on the projected achievement of the financial and operational goals.  The value of any shares awarded at the discretion of the Compensation Committee of the Board of Directors will be recognized after the three year vesting based on the market price of any discretionary shares awarded.

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

The following table summarizes the components of our stock-based compensation related to our  restricted stock grants with market conditions recognized in our financial statements for the years ended December 31, 2011, 2010 and 2009 ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cost of goods sold	$ -	$174	$196
Selling, general and administrative	-	1,566	1,766
Total, pre-tax	$ -	$1,740	$1,962
Tax effect of stock-based compensation	-	(661)	(746)
Total, net of tax	$ -	$1,079	$1,216

The following is a summary of our restricted stock grants with market condition vesting (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Non-vested balance at December 31, 2010	242	$24.78
Granted	97	36.54
Vested	(339)	25.95
Forfeited	-	-
Non-vested balance at December 31, 2011	$ -	$ -	$ -

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the years ended December 31, 2011 was as follows ($ amounts in thousands):

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Cost of goods sold	$132	$49	$ -
Selling, general and administrative	1,188	443	-
Total, pre-tax	$1,320	$492	$ -
Tax effect of stock-based compensation	(488)	(187)	-
Total, net of tax	$832	$305	$ -

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2010	72	$28.13
Granted	112	35.21
Vested	(18)	28.13
Forfeited	(17)	32.17
Awards outstanding at December 31, 2011	149	$32.97	$4,881

The total grant-date fair value of cash-settled restricted stock unit awards granted in 2011 was approximately $4.0 million.  As of December 31, 2011, the aggregate intrinsic value of the outstanding cash-settled restricted stock unit awards was approximately $4.9 million.  As of December 31, 2011, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $3.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 2.8 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  At December 31, 2011, approximately 700 thousand shares remain available under the Program.

 (amounts in thousands)

	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Shares purchased by employees	12	13	15

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three-year service period.    Our CAGR was below 4% from January 1, 2011.  Through December 31, 2011, we recognized $362 thousand of expense associated with this plan.

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

Note 15 - Stockholders’ Equity:

Preferred Stock

In 1990, our stockholders authorized 6 million shares of preferred stock, par value $0.0001 per share.  The preferred stock is issuable in such classes and series and with such dividend rates, redemption prices, preferences, and conversion and other rights as the Board may determine at the time of issuance.  At December 31, 2011 and 2010, we did not have any preferred stock issued and outstanding.

Dividends

We did not pay any dividends to holders of our common stock in 2011, 2010 or 2009.  We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings and available cash to fund the growth of our business and do not expect to pay dividends in the foreseeable future.  However, payment of dividends is within the discretion of our Board of Directors. In certain circumstances, our ability to pay dividends is restricted by the various customary covenants contained in the senior unsecured credit facilities with JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents and J.P. Morgan Securities LLC as Sole Bookrunner and Lead Arranger.  Refer to Note 12 – "Senior Credit Facilities" for further details.

($ amounts in thousands)

Comprehensive (Loss) Income	For the Years Ended December 31,
	2011	2010	2009

Net (loss) income	($26,145)	$92,731	$76,928
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(124)	(160)	201
Less: reclassification adjustment for net (gains) losses included in net income, net of tax	-	(60)	34
Comprehensive (loss) income	($26,269)	$92,511	$77,163

The reconciliation of the unrealized gains and losses on available for sale securities for years ended December 31, 2011 and 2010 is as follows ($ amounts in thousands):

	Unrealized (Loss) / Gain on Available for Sale Securities
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Balance, December 31, 2009	$575	($218)	$357
Unrealized (loss) gain on marketable securities, net of tax	(258)	98	(160)
Less: reclassification adjustment for net (gains) losses included in net income, net of tax	(97)	37	(60)
Balance, December 31, 2010	$220	($83)	$137
Unrealized (loss) gain on marketable securities, net of tax	(188)	64	(124)
Less: reclassification adjustment for net (gains) losses included in net income, net of tax	-	-	-
Balance, December 31, 2011	$32	($19)	$13

Treasury Stock

In April 2004, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We had repurchased 849 thousand shares of our common stock for approximately $32.2 million pursuant to the April 2004 authorization.  In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2009, 2010 or 2011.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of December 31, 2011.  The repurchase program has no expiration date.

Stock Options

At December 31, 2011 exercisable options amounted to 1,398 thousand, 1,765 thousand at the end of 2010 and 2,648 thousand at the end of 2009.  The weighted average exercise prices of the options for these periods were $34.75 for 2011, $32.97 for 2010 and $34.74 for 2009.  Exercise price ranges and additional information regarding the 2,286 thousand options outstanding at December 31, 2011 are as follows (share amounts in thousands):

	Outstanding Options			Exercisable Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price
Exercise Price Range
$9.49 to $11.45	125	$10.94	7.0 years	111	$10.99
$11.59 to $17.54	463	$13.04	7.0 years	53	$13.12
$17.99 to $26.38	418	$21.37	5.1 years	412	$21.32
$27.17 to $37.67	728	$31.83	7.0 years	270	$31.75
$41.60 to $60.85	552	$53.11	2.4 years	552	$53.11

In 2004, our stockholders approved the 2004 Performance Equity Plan (the “2004 Plan”) and in 2005 approved the amendment and restatement of the 2004 Plan.  The 2004 Plan provides for the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units or other stock based awards to our employees or others.  The 2004 Plan became effective on May 26, 2004 and will continue until May 26, 2014 unless terminated sooner.  We have reserved up to 4,708 thousand shares of common stock for issuance of stock options and up to 363 thousand shares of common stock for issuance of restricted stock and restricted stock units under the 2004 plan as of December 31, 2011.  Vesting and option terms are determined in each case by the Compensation and Management Development Committee of the Board. The maximum term of the stock options and the stock appreciation rights are ten years.  The restricted stock and the restricted stock units generally vest over four years.

In 1998, our stockholders approved the 1997 Directors’ Stock Option Plan (the “1997 Directors’ Plan”), which was subsequently amended at the 2003 Annual Meeting of Stockholders and again at the 2007 Annual Meeting of Stockholders.  The 1997 Directors’ Plan became effective October 28, 1997 and will continue until December 31, 2017 unless earlier terminated. Options granted under the 1997 Directors’ Plan become exercisable in full on the first anniversary of the date of grant, so long as the eligible director has not been removed “for cause” as a member of the Board on or prior to the first anniversary of the date of grant. The maximum term of an option under the 1997 Directors’ Plan is ten years.  Prior to the 2007 amendment and restatement, the 1997 Directors’ Plan also provided for the granting of restricted stock units that vest over 4 years.  Upon the amendment and restatement of the 1997 Directors’ Plan approved by the stockholders in 2007, non-employee directors, effective January 1, 2008, receive an annual grant of restricted stock units equal to the fair market value of $100,000, which vest one year from the anniversary of the date of grant unless the director has been removed “for cause.”  The restricted stock units are not issued or otherwise distributed to the director until the director terminates service on the Board.  As of December 31, 2011, Par has reserved 142 shares of common stock for issuance under the 1997 Directors’ Plan.

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

Note 16 - Income Taxes:

The components of our provision (benefit) for income taxes on income from continuing operations for the years ended December 31, 2011, 2010 and 2009 are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Current income tax (benefit) provision:
Federal	$3,522	$37,205	$21,208
State	(6,261)	5,253	3,300
	(2,739)	42,458	24,508
Deferred income tax (benefit) provision:
Federal	(7,813)	1,188	22,398
State	4,556	(1,666)	1,977
	(3,257)	(478)	24,375
	($5,996)	$41,980	$48,883

Deferred tax assets and (liabilities) as of December 31, 2011 and 2010 are as follows ($ amounts in thousands):

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$25,454	$20,892
Inventories	6,527	3,876
Intangible assets	-	53,161
Litigation settlements and contingencies	13,135	-
Accrued expenses	1,214	4,714
Net operating losses and credit carryforwards	24,502	10,351
Asset impairments	1,486	1,900
Stock options and restricted shares	10,189	14,412
Product contribution carryforwards	1,264	1,536
Other	5,044	7,737
Total deferred tax assets	88,815	118,579

Deferred tax liabilities:
Fixed assets	(14,381)	(11,303)
Intangible assets	(33,524)	-
Other	(909)	(1,400)
Total deferred tax liabilities	(48,814)	(12,703)

Less valuation allowance - Net operating losses	(10,009)	(10,351)
Net deferred tax asset	$29,992	$95,525

We have net operating loss (“NOL”) carryforwards at December 31, 2011 of approximately $169.2 million for state income tax purposes and $27.9 million for federal income tax purposes.  State NOL carryforwards will begin expiring in 2012.  A valuation allowance on the deferred tax assets related to certain state NOL’s and credit carryforwards has been established due to the uncertainty of realizing those deferred tax assets in the future. In addition, we have carryforwards for product donations at December 31, 2011 of approximately $3.5 million for which deferred tax assets have been recorded.  These carryforwards are utilized against available taxable income in future years.  If not used, these product donation carryforwards will expire in 2014.

The exercise of stock options resulted in tax benefits of $2.4 million in 2011 and $2.1 million in 2010.  Because we had a net operating loss for the tax year 2011, per FASB ASC 718-10 the tax benefits for 2011 have not been reflected in our consolidated balance sheet.  The 2010 tax benefit was credited to additional paid-in capital.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the years shown as follows:

	For the Years Ended December 31,
	2011	2010	2009
Federal statutory tax rate	35%	35%	35%
State tax – net of federal benefit	2	3	3
Domestic manufacturing deduction	-	(4)	(1)
Change in valuation of deferred tax assets	(9)	-	-
Tax contingencies	8	(3)	-
Non-deductible legal settlements	(14)
Non-deductible annual pharmaceutical manufacturers' fee	(5)	-	-
Non-deductible transaction costs	(4)	-	-
Other	(2)	-	2
Effective tax rate	11%	31%	39%

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

At December 31, 2011, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $14.4 million.  Of this total, $9.8 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate related to continuing income in future periods.  The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $5.8 million at December 31, 2011 and $11.3 million at December 31, 2010.  During the years ended December 31, 2011, 2010, and 2009, we recognized approximately $0.4 million, $0.6 million, and $0.7 million in interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2011 and 2010 are as follows ($ amounts in thousands):

	2011	2010	2009
Balance at January 1	$31,571	$30,023	$30,217
Additions based on tax positions related to the current year	1,779	4,487	1,074
Additions for tax positions of prior years	3,217	655	-
Reductions for tax positions of prior years	(5,013)	-	-
Reductions due to lapse of applicable statute of limitations	(16,720)	(3,394)	-
Settlements paid	(425)	(200)	(1,268)
Balance at December 31	$14,409	$31,571	$30,023

We believe that it is reasonably possible that approximately $0.9 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

Anchen is currently being audited by the IRS for tax years 2007 to 2009.  The Company is no longer subject to IRS audit for periods prior to 2007.  Anchen is currently under audit in three state jurisdictions for the years 2005 to 2010.  The Company is also currently under audit in one additional state jurisdiction for the years 2003 through 2006.  In most other state jurisdictions, the Company is no longer subject to examination by state tax authorities for years prior to 2007.

Note 17 - Commitments, Contingencies and Other Matters:

 Leases

At December 31, 2011, we had minimum rental commitments aggregating $26.3 million under non-cancelable operating leases expiring through 2018.  Amounts payable there under are $5.4 million in 2012, $5.0 million in 2013, $4.6 million in 2014, $3.9 million in 2015 and $7.4 million thereafter.  Rent expense charged to operations was $4.9 million in 2011, $7.2 million in 2010, and $6.9 million in 2009.

 Retirement Savings Plan

We have a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan.  We contribute an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”).  Participants in the Retirement Savings Plan become vested with respect to 20% of our contributions for each full year of employment with the Company and thus become fully vested after five full years.  We also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion.  We incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1.2 million in 2011, $1.2 million in 2010, and $1.4 million in 2009.  We did not make a discretionary contribution to the Retirement Savings Plan for 2011, 2010 or 2009.

Par’s Anchen subsidiary has a legacy 401(k) plan whereby its eligible employees are permitted to contribute annually from their compensation to this 401(k) plan up to the annual IRS limit.  Under this plan, Anchen eligible employees can receive employer matching contributions of 100% of the first 3% of compensation contributed and 50% of the next 2% of compensation contributed (“Anchen 401(k) matching feature”).  Participants in the legacy 401(k) plan become vested immediately with respect to the Anchen 401(k) matching feature contributions each pay period.  Anchen eligible employees may also receive additional funds each year under the legacy 401(k) plan, the amount of which, if any, is determined by the Board in its sole discretion.  We incurred expenses related to the Anchen 401(k) matching feature of $50 thousand in 2011.  We did not make a discretionary contribution to the legacy 401(k) plan for 2011.

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

Corporate Litigation

We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The consolidated class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The co-lead plaintiffs filed a motion to certify the class.  After class discovery, both co-lead plaintiffs withdrew and a new lead plaintiff, Louisiana Municipal Police Employees Retirement fund (LAMPERS) and its counsel, Berman DeValerio, were substituted in as lead plaintiff and new lead counsel.  LAMPERS have filed a motion for class certification which, after additional class discovery, has been fully briefed, but no argument date has been set.  We and Messrs. O’Connor and Tarriff have answered the amended complaint and intend to vigorously defend the consolidated class action. Plaintiffs have filed a motion for class certification which we and the other defendants intend to oppose.

 Following the announcement of our agreement to acquire Edict Pharmaceuticals Private Limited, a Chennai, India-based developer and manufacturer of generic pharmaceuticals, Gavis Pharma LLC, an affiliate of Novel Laboratories, Inc. and a former shareholder of Edict, filed a lawsuit on June 29, 2011, in the Superior Court for the State of New Jersey, Somerset County, against us, Edict, and the shareholders of Edict, seeking to enjoin the closing of our acquisition of Edict and money damages based on a variety of allegations.  On October 20, 2011, the parties entered into a Settlement Agreement that enabled us to move forward with the closing of the acquisition.  On February 17, 2012, the date we closed our acquisition of Edict, the parties executed and delivered a Mutual Release and Covenant Not to Sue, and on February 21, 2012, the parties filed with the Court a Stipulation of Dismissal with Prejudice dismissing all claims under the litigation.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey.  CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets.  CIMA owns the ’981 and ’392 patents and Schwarz Pharma is CIMA’s exclusive licensee.  The two lawsuits were consolidated on January 29, 2007.  In response to the lawsuit, we have answered and counterclaimed denying CIMA’s and Schwarz Pharma’s infringement allegations, asserting that the ’981 and ’392 patents are not infringed and are invalid and/or unenforceable.  On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents.  On September 28, 2009, the USPTO Board of Appeals affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the USPTO Board of Appeals affirmed the rejections pending for both patents and added new grounds for rejection of the ’981 patent.  On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO.  We intend to vigorously defend this lawsuit and pursue our counterclaims.

We entered into a licensing agreement with developer Paddock Laboratories, Inc. to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the litigation was resolved by a settlement and license agreement that terminated all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the court-approved settlement in 2006 of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On May 13, 2011, oral argument was held before the Court of Appeals, and we currently await the Court’s decision.  On January 20, 2012, we filed a motion for summary judgment in our lawsuit against the private plaintiffs in the U.S. District Court for the Northern District of Georgia seeking to have their claims of sham litigation dismissed.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

On July 6, 2007, Sanofi-Aventis and Debiopharm, S.A. filed a lawsuit against us and our development partner, MN Pharmaceuticals ("MN"), in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 5,338,874 (the “’874 patent”) and 5,716,988 (the “’988 patent”) after MN and we submitted a Paragraph IV certification to the FDA for approval of 50 mg/10 ml, 100 mg/20 ml, and 200 mg/40 ml oxaliplatin by injection.  On January 14, 2008, following MN's amendment of its ANDA to include oxaliplatin injectable 5 mg/ml, 40 ml vial, Sanofi-Aventis filed a complaint asserting infringement of the '874 and the '988 patents.  MN and we filed our Answer and Counterclaim on February 20, 2008.  On June 18, 2009, the District Court granted summary judgment of non-infringement to several defendants, including us, on the ’874 patent, but to date has not rendered a summary judgment decision regarding the ’988 patent.  On September 10, 2009, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for further proceedings.  On September 24, 2009, Sanofi-Aventis filed a motion for preliminary injunction against defendants who entered the market following the District Court’s summary judgment ruling.  On November 19, 2009, the District Court dismissed all pending motions for summary judgment with possibility of the motions being renewed upon letter request to the Court.  On April 14, 2010, the District Court entered a consent judgment and order agreed to by us, MN, and the plaintiffs, which agreement settled the pending litigation.  In view of this agreement, MN and we will enter the market with generic Eloxatin on August 9, 2012, or earlier in certain circumstances.

On October 1, 2007, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaCeutics Corp. and IntelliPharmaCeutics Ltd. (collectively "IPC"), in the U.S. District Court for the District of Delaware.  On October 5, 2007, Celgene Corporation and Novartis Pharmaceuticals Corporation and Novartis Pharma AG (collectively “Novartis”) filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because IPC and we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 15 mg, and 20 mg dexmethylphenidate extended release capsules.  On March 5, 2010 and March 15, 2010, the U.S. District Courts for the Districts of New Jersey and Delaware, respectively, entered stays of the litigations in view of settlement agreements reached by the parties, and the cases were terminated pursuant to a stipulation of dismissal on May 10, 2010.  The settlement agreement terms are confidential.

On November 10, 2011, Celgene and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey, and Alkermes plc (formerly Elan) filed a lawsuit against us in the U.S. District Court for the District of Delaware the following day.  The complaint in the Delaware case alleged infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, 25, 30, and 35 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleged infringement of U.S. Patent Nos. 5,908,850; 6,355,656; 6,528,530; 5,837,284; 6,635,284; and 7,431,944 because we submitted a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, 25, 30, 35, and 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough’s Zegerid OTC®.  We have previously received a decision of invalidity with respect to all of these patents in our case against Santarus and Missouri with respect to the prescription version of this product, which decision is presently on appeal.  On November 9, 2010, we entered into a stipulation with the plaintiffs to stay litigation on the OTC product pending the decision by the U.S. Court of Appeals for the Federal Circuit on the prescription product appeal, and the parties have agreed to be bound by such decision for purposes of the OTC product litigation. We intend to pursue our appeal and defend this action vigorously.

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  An oral hearing was conducted October 5, 2011, and we await the decision of the Court of Appeals.  On December 15, 2010, the District Court granted our motion to dismiss a second case brought by AstraZeneca, in which AstraZenica had asserted that we infringed its rosuvastatin process patents, which decision AstraZeneca appealed to the U.S. Court of Appeals for the Federal Circuit on January 14, 2011.  On February 9, 2012, the Court of Appeals affirmed the Delaware District Court’s dismissal of plaintiffs’ claims in the second action.  We intend to defend both actions vigorously.

On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial in the first case took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court in the first action.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  On June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.

On July 1, 2009, Alcon Research Ltd. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,510,383; 5,631,287; 5,849,792; 5,889,052; 6,011,062; 6,503,497; and 6,849,253 because we submitted a Paragraph IV certification to the FDA for approval of 0.004% travoprost ophthalmic solutions and 0.004% travoprost ophthalmic solutions (preserved).  On November 3, 2011, the Court entered an order and stipulation of dismissal in view of a settlement reached by the parties.  The settlement agreement terms are confidential.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

On September 22, 2010, Biovail Laboratories filed a lawsuit against us in the U.S. District Court for the Southern District of New York.  The complaint alleges infringement of U.S. Patent Nos. 7,569,610; 7,572,935; 7,649,019; 7,553,992; 7,671,094; 7,241,805; 7,645,802; 7,662,407; and 7,645,901 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of extended-release tablets of 174 mg and 348 mg bupropion hydrobromide.  We filed our answer on November 10, 2010. Mediation took place under the supervision of the Court on September 20, 2011.  On December 6, 2011, the Court entered an order dismissing this case with prejudice in view of our settlement agreement with Biovail.  The settlement agreement terms are confidential.

On October 4, 2010, UCB Manufacturing, Inc. filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma’s head of research and development, Yu-Hsing Tu.  The complaint alleges that Tris and Tu misappropriated UCB’s trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound.  The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties’ manufacture and marketing of generic Tussionex®.  On October 6, 2010, the Court denied UCB’s petition for a temporary restraining order against us and Tris and set a schedule for discovery during which UCB must substantiate its claims.  On December 23, 2010, the Court denied UCB’s motion for a preliminary injunction, ruling that UCB’s alleged trade secrets were known to the public and not misappropriated.  On June 2, 2011, the Court granted Tris’s motion for summary judgment dismissing UCB’s claims, and UCB appealed the Court’s order on June 22, 2011.  We intend to vigorously defend the lawsuit and any appeal by plaintiffs.

On March 25, 2011, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC (in error, subsequently amended to Par) in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011, and our case was consolidated with those for the other defendants, Actavis, Impax, and Wockhardt, on September 26, 2011.  The Court has scheduled a Markman hearing for October 5, 2012, and a 10-day bench trial for September 9, 2013.

On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  Our case has been consolidated in the same Court with those of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on August 17, 2012; the end of Markman briefing for October 12, 2012; and a trial date of December 10, 2012.  We intend to defend this action vigorously.

On March 23, 2011, we filed a declaratory judgment action against UCB, Inc. and UCB Pharma SA (collectively “UCB”) in the U.S. District Court for the Eastern District of Pennsylvania requesting that the Court render a judgment of invalidity and/or non-infringement of U.S. Patent Nos. 7,858,122 and 7,863,316 in view of our intent to market levetiracetam extended release oral tablets, 500 mg and 750 mg pursuant to our filed ANDA that was accompanied by a Paragraph IV certification. On August 22, 2011, the parties entered into a stipulated dismissal of the case pursuant to a settlement agreement that allowed Par to launch its generic levetiracetam extended release product on September 13, 2011 subject to certain confidential conditions.

On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois.  In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 (expiration April 22, 2024) in view of the notice letter we received from TWi stating that TWi had filed an ANDA, accompanied by a Paragraph IV certification, seeking approval for a generic version of Megace® ES.  We are at present aware of no other generic filers.  On November 15, 2011, the Court scheduled the end of fact discovery for September 1, 2012; the end of expert discovery for December 15, 2012; and a 5-7 day bench trial for October 7, 2013.  We intend to prosecute this infringement case vigorously.

On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  We are awaiting a decision and will continue to defend this action vigorously.

On June 10, 2010, Genzyme Corporation filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,602,116, and 6,903,083 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 0.5, 1, and 2.5 mcg doxercalciferol.  A bench trial was conducted from November 14-18, 2011.  We are awaiting a decision and will continue to defend this action vigorously.

On June 14, 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 7,259,186 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral capsules of EQ 45 and EQ 135 mg choline fenofibrate.  A Markman hearing was held May 24, 2011, and a final pre-trial conference was held November 16, 2011.  On October 24, 2011, we filed a motion for summary judgment of invalidity, which is currently pending before the Court.  We will continue to defend this action vigorously.

On January 12, 2011, GlaxoSmithKline, LLC filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 5,565,467 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of an oral capsule of 0.5 mg dutasteride and an oral capsule of 0.5/0.4 mg dutasteride/tamsulosin.  On November 30, 2011, the court confirmed that the bench trial for this case is set for October 22, 2012.  We will continue to defend this action vigorously.

On September 9, 2011, Flamel Technologies, S.A. filed a lawsuit against Anchen in the U.S. District Court for the District of Maryland.  The complaint alleges infringement of U.S. Patent No. 6,022,562 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral capsules of 10, 20, 40, and 80 mg carvedilol.  The complaint was served on us on January 12, 2012, and we filed our answer on January 30, 2012.  We will defend this action vigorously.

On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745,466 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium.  We filed our answer on December 12, 2011.  We will continue to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by a number of state Attorneys General and municipal bodies within the state of New York, as well as a federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. ("Ven-A-Care") alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  To date, we have been named as a defendant in substantially similar civil law suits filed by the Attorneys General of Alabama, Alaska, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York, 46 counties across New York State and Ven-A-Care.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  In the Utah suit, the time for responding to the complaint has not yet elapsed.   The Hawaii suit was settled on August 25, 2010 for $2,250 thousand.   The Massachusetts suit was settled on December 17, 2010 for $500 thousand.  The Alabama suit was settled on January 5, 2011 for $2,500 thousand.  The Idaho suit was settled on March 25, 2011 for $1,700 thousand.  On August 24, 2011, we settled claims brought by Ven-A-Care, Texas, and Florida, under federal and state law, as well as Alaska, South Carolina, and Kentucky under state law, for $154,000 thousand.  The settlement resolved the lawsuit relating to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs. The settlement eliminated the majority of the alleged damages asserted against us in the various drug pricing litigations and removed all trials that had been scheduled.  We paid the $154,000 thousand settlement amount during the third quarter of 2011.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  The Mississippi suit was settled on September 1, 2011 for $3,600 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  The remaining matters have yet to be scheduled for trial.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of December 31, 2011, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  We intend to vigorously defend this lawsuit.

We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  The time for responding to the complaint filed by UFCW has not yet elapsed.  We intend to vigorously defend this lawsuit.

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

Other

We are, from time to time, a party to certain other litigations, including product liability litigations.  We believe that these litigations are part of the ordinary course of our business and that their ultimate resolution will not have a material effect on our financial condition, results of operations or liquidity. We intend to defend or, in cases where we are the plaintiff, to prosecute these litigations vigorously.

Note 18 - Discontinued Operations – Related Party Transaction:

In January 2006, we divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  In 2011, 2010 and 2009 we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In addition, in 2010, we recognized a tax benefit of approximately $400 thousand to discontinued operations due to the resolution of certain tax contingencies.  In 2011, we recognized a tax benefit of approximately $20,000 thousand to discontinued operations due to a reversal of certain FineTech related contingent tax liabilities.  The results of FineTech operations are classified as discontinued for all periods presented because we have no continuing involvement in FineTech.

Note 19 - Segment Information:

We operate in two reportable business segments: generic pharmaceuticals (referred to as “Par Pharmaceutical” or “Par”) and branded pharmaceuticals (referred to as “Strativa Pharmaceuticals” or “Strativa”).  Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty.  Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no direct competition.  Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs.  The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs. Our chief operating decision maker is our Chief Executive Officer.

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

The financial data for the two business segments are as follows ($ amounts in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Par Pharmaceutical	$834,592	$916,930	$1,104,295
Strativa	91,546	91,944	88,864
Total revenues	$926,138	$1,008,874	$1,193,159

Gross margin:
Par Pharmaceutical	$320,313	$305,716	$267,830
Strativa	66,431	67,815	66,123
Total gross margin	$386,744	$373,531	$333,953

Operating (loss) income:
Par Pharmaceutical	($10,973)	$169,882	$163,186
Strativa	(39,620)	(36,961)	(31,716)
Total operating (loss) income	($50,593)	$132,921	$131,470
Gain on bargain purchase	-	-	$3,021
Loss on extinguishment of senior subordinated convertible notes	-	-	($2,598)
Gain (loss) on marketable securities and other investments, net	237	3,459	(55)
Interest income	736	1,257	2,658
Interest expense	(2,676)	(2,905)	(8,013)
(Benefit) provision for income taxes	(5,996)	41,980	48,883
(Loss) income from continuing operations	($46,300)	$92,752	$77,600

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	For the Years Ended December 31,
	2011	2010	2009
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$250,995	$473,206	$742,697
Budesonide (Entocort® EC)	70,016	-	-
Propafenone (Rythmol SR®)	69,835	-	-
Sumatriptan succinate injection (Imitrex®)	64,068	72,984	72,319
Chlorpheniramine/Hydrocodone (Tussionex®)	39,481	17,479	-
Amlodipine and Benazepril HCl (Lotrel®)	37,310	-	-
Dronabinol (Marinol®)	29,880	27,232	24,997
Tramadol ER (Ultracet ER®)	24,980	22,640	5,520
Meclizine Hydrochloride (Antivert®)	17,184	31,216	38,851
Cholestyramine Powder (Questran®)	16,144	16,007	13,092
Nateglinide (Starlix®)	15,157	15,287	7,001
Omeprazole (Zegerid®)	14,926	18,476	-
Cabergoline (Dostinex®)	12,186	12,487	12,895
Megestrol oral suspension (Megace®)	11,959	12,556	11,830
Methimazole (Tapazole®)	8,756	10,649	10,062
Clonidine TDS (Catapres TTS®)	4,094	61,272	33,747
Propranolol HCl ER (Inderal LA®)	154	5,870	12,473
Other (1)	117,490	103,326	112,079
Other product related revenues (2)	29,977	16,243	6,732
Total Par Pharmaceutical Revenues	$834,592	$916,930	$1,104,295

Strativa
Megace® ES	$58,172	$60,879	$68,703
Nascobal® Nasal Spray (3)	21,399	17,715	10,161
Oravig®	2,434	1,137	-
Zuplenz®	875	213	-
Other product related revenues (2)	8,666	12,000	10,000
Total Strativa Revenues	$91,546	$91,944	$88,864

(1) The further detailing of revenues of the other approximately 35 generic drugs is impracticable due to the low volume of revenues associated with each of these generic products.  No single product in the other category is in excess of 3% of total generic revenues for any year in the three-year period ended December 31, 2011.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as doxycycline monohydrate, the generic version of Adoxa®, diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment relate to a co-promotion arrangement with Solvay for Androgel®, and the $2 million termination payment associated with the discontinuation of the co-promotion arrangement with Solvay in December 2010.  On January 30, 2009, the FTC filed a lawsuit against us in the U.S. District Court for the District of Central California alleging violations of antitrust laws stemming from our court-approved settlement in the patent litigation with Unimed and Besins (see “Legal Proceedings” in Note 17, “Commitments, Contingencies and Other Matters”).

(3) Refer to Note 21, “2009 Acquisitions.”

During the year ended December 31, 2011, Par recognized a gain on the sale of product rights of $0.1 million, and during the year ended December 31, 2010, of $6.0 million, related to the sale of multiple ANDAs included in gain on sale of product rights and other on the consolidated statements of operations.

Note 20 – Restructuring Costs:

In 2008, we announced our plans to resize Par Pharmaceutical, our generic products division, as part of an ongoing strategic assessment of our businesses.  These actions resulted in a workforce reduction of approximately 190 positions in manufacturing, research and development, and general and administrative functions.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  In addition, we made the determination to abandon or sell certain assets that resulted in asset impairments, and accelerated depreciation expense.  During the year ended 2009, we incurred additional restructuring costs as we continued to execute this plan, principally driven by charges for one-time termination benefit costs recognized.  These charges were somewhat tempered by a modest revision in estimate of certain termination benefit costs.

In June 2011, we announced our plans to resize Strativa Pharmaceuticals, our branded products division, as part of a strategic assessment.  We reduced our Strativa workforce by approximately 90 people.  The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs.  The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions.  We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force.  Inventory write downs were classified as cost of goods sold on the consolidated statements of operations for the year ended December 31, 2011.  In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa.  In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance.

The following table summarizes the activity for 2011 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2011 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2011
Intangible asset impairments	$24,226	$ -	($24,226)	$ -	$ -
Severance and employee benefits to be paid in cash	1,556	(1,556)	-	-	-
Sample inventory write-down and other	1,204	-	(1,204)	-	-
Total restructuring costs line item	$26,986	($1,556)	($25,430)	$ -	$ -
Commercial inventory write-down classified as cost of goods sold	674	-	(674)	-	-
Total	$27,660	($1,556)	($26,104)	$ -	$ -

The total charge was related to the Strativa segment.  The charges related to this plan to reduce the size of the Strativa business are reflected on the consolidated statements of operations for the year ended December 31, 2011.

Note 21 – 2009 Acquisitions:

During 2009, we acquired Nascobal® Nasal Spray from QOL Medical, LLC and certain assets and liabilities from MDRNA, Inc., as described in more detail below.  The acquisitions were accounted for as business combinations under the guidance of FASB ASC 805 Business Combinations.  One of the acquisitions resulted in an excess of the fair value of assets acquired over the purchase price and was accounted for as a gain on the consolidated statement of operations.  We allocated the purchase price, including the value of identifiable intangibles with a finite life in part supported by third party appraisals.  The operating results of the acquired businesses have been included in our consolidated financial results from March 31, 2009, the date of acquisition.  The operating results were primarily reflected as part of the Strativa segment.

MDRNA, Inc.

On March 31, 2009, we acquired certain assets and liabilities from MDRNA, Inc., mainly in order to facilitate the acquisition of the rights to Nascobal®, described below.  The assets acquired are used primarily in the production of Nascobal®.  The purchase price of the acquisition was $0.8 million in cash paid at closing.  The purchase was funded from our cash on hand.

The acquisition was accounted for as a bargain purchase under FASB ASC 805 Business Combinations.  The purchase price of the acquisition was allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain.  The gain was mainly attributed to MDRNA’s plans to exit its contract manufacturing business.  The acquired intangible asset had no tax basis.  The Company allocated the purchase price in part supported by input from third party appraisals.  From March 31, 2009, the date of acquisition, the financial impact of the assets and liabilities acquired from MDRNA were immaterial to our total revenues and operating income.

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory related to a generic product	$1,121	N/A
Property, plant, and equipment	1,300	4 to 10 years
Intangible asset related to a generic product	1,400	2 years
Net tangible and intangible assets	3,821
Purchase price	800
Gain on Bargain Purchase	$3,021

Nascobal®

On March 31, 2009, we acquired the rights to Nascobal® from QOL Medical, LLC for $54.5 million in cash and the assumption of certain liabilities.  We funded the purchase from cash on hand.  We determined that the acquired intangible asset is tax deductible.

The purchase price of the acquisition was allocated to the net tangible and intangible assets acquired on the basis of estimated fair values based in part on input from third party appraisals, as follows:

($ amounts in thousands)	Estimated Fair Value	Estimated Useful Life
Inventory	$700	N/A
Intangible assets	54,721	12 years
Accounts receivable reserves	(921)	N/A
Net tangible and intangible assets	$54,500

Note 22 - Subsequent Acquisition:

During the three months ended June 30, 2011, we entered into a definitive agreement to purchase privately-held Edict Pharmaceuticals Private Limited (referred to as “Edict” or “Edict Pharmaceuticals”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for up to $37.6 million in cash and our repayment of certain additional pre-close indebtedness.  As of December 31, 2011, the closing of the acquisition was still pending.  This transaction was completed on February 17, 2012.  The acquisition will be accounted for as a business combination under the guidance of FASB ASC 805 Business Combinations, however our initial accounting for this transaction is currently incomplete.  Therefore, the required disclosures associated with a business combination are not available as of the date of this Form 10-K.  The operating results of Edict will be included in our consolidated financial results from the date of acquisition as part of the Par Pharmaceutical segment.  We funded the purchase from cash on hand.

Note 23 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2011 and 2010 are summarized below ($ amounts in thousands):

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$232,952	$224,188	$215,357	$253,641
Gross margin	109,652	99,026	85,104	92,962
Total operating expenses	248,215	81,219	45,372	62,656
Operating (loss) income	(138,563)	17,807	39,732	30,431
(Loss) income from continuing operations	($108,844)	$9,180	$22,055	$31,309
(Loss) income from discontinued operations	(127)	(127)	(127)	20,536
Net (loss) income	($108,971)	$9,053	$21,928	$51,845
Net (loss) income per common share
Basic:
(Loss) income for continuing operations	($3.07)	$0.26	$0.61	$0.87
(Loss) income from discontinued operations	(0.00)	(0.01)	(0.00)	0.57
Net (loss) income	($3.07)	$0.25	$0.61	$1.44
Diluted:
(Loss) income for continuing operations	($3.07)	$0.25	$0.60	$0.85
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.00)	0.56
Net (loss) income	($3.07)	$0.25	$0.60	$1.41

	Fiscal Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$291,932	$255,474	$234,440	$227,028
Gross margin	83,510	91,459	103,294	95,268
Total operating expenses	45,949	67,457	62,759	70,470
Operating income	43,336	24,148	40,614	24,823
Income from continuing operations	$26,426	$18,035	$30,661	$17,630
(Loss) income from discontinued operations	(128)	360	(127)	(126)
Net income	$26,298	$18,395	$30,534	$17,504
Net income per common share
Basic:
Income for continuing operations	$0.78	$0.53	$0.89	$0.50
(Loss) income from discontinued operations	(0.00)	0.01	(0.00)	(0.00)
Net income	$0.78	$0.54	$0.89	$0.50
Diluted:
Income for continuing operations	$0.75	$0.51	$0.86	$0.48
(Loss) income from discontinued operations	(0.00)	0.01	(0.00)	(0.00)
Net income	$0.75	$0.52	$0.86	$0.48