Form 10-Q
period 2012-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2012-05-08
CIK 878088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of April 27, 2012: 36,748,919

TABLE OF CONTENTS

PAR PHARMACEUTICAL COMPANIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PAGE

PART I

FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2012 and

December 31, 2011

3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011

4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011

5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011

6

Notes to Condensed Consolidated Financial Statements

.7

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

43

Item 4.

 Controls and Procedures

  45

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

  45

Item 1A.

Risk Factors

50

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

50

Item 6.

Exhibits

51

SIGNATURES

52

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$156,876	$162,516
Available for sale marketable debt securities	29,630	25,709
Accounts receivable, net	135,200	125,940
Inventories	92,796	106,250
Prepaid expenses and other current assets	26,208	20,475
Deferred income tax assets	50,445	55,966
Income taxes receivable	31,146	27,049
Total current assets	522,301	523,905

Property, plant and equipment, net	102,039	97,790
Intangible assets, net	302,317	311,669
Goodwill	313,337	283,432
Other assets	14,286	14,657
Total assets	$1,254,280	$1,231,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$26,250	$21,875
Accounts payable	31,536	33,000
Payables due to distribution agreement partners	73,203	69,359
Accrued salaries and employee benefits	13,270	16,174
Accrued government pricing liabilities	27,989	39,614
Accrued legal fees	6,645	4,150
Accrued legal settlements	82,800	37,800
Payable to former Anchen securityholders	20,598	20,620
Accrued expenses and other current liabilities	18,806	9,604
Total current liabilities	301,097	252,196

Long-term liabilities	23,481	19,952
Non-current deferred tax liabilities	26,939	25,974
Long-term debt, less current portion	315,000	323,750
Commitments and contingencies	-	-

Stockholders' equity:
Common stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,919,972 and 39,677,291 shares	399	397
Additional paid-in capital	398,085	389,166
Retained earnings	274,261	302,984
Accumulated other comprehensive income	48	13
Treasury stock, at cost 3,247,206 and 3,201,858 shares	(85,030)	(82,979)
Total stockholders' equity	587,763	609,581
Total liabilities and stockholders’ equity	$1,254,280	$1,231,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011

Revenues:
Net product sales	$264,123	$220,789
Other product related revenues	7,349	12,163
Total revenues	271,472	232,952
Cost of goods sold, excluding amortization expense	164,804	120,539
Amortization expense	8,822	2,761
Total cost of goods sold	173,626	123,300
Gross margin	97,846	109,652
Operating expenses:
Research and development	29,900	10,710
Selling, general and administrative	42,159	46,945
Intangible asset impairment	2,000	-
Settlements and loss contingencies, net	45,000	190,560
Total operating expenses	119,059	248,215
Operating loss	(21,213)	(138,563)
Interest income	136	423
Interest expense	(3,094)	(150)
Loss from continuing operations before provision (benefit) for income taxes	(24,171)	(138,290)
Provision (benefit) for income taxes	4,525	(29,446)
Loss from continuing operations	(28,696)	(108,844)
Discontinued operations:
Provision for income taxes	27	127
Loss from discontinued operations	(27)	(127)
Net loss	($28,723)	($108,971)

Basic loss per share of common stock:
Loss from continuing operations	($0.79)	($3.07)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	($0.79)	($3.07)

Diluted loss per share of common stock:
Loss from continuing operations	($0.79)	($3.07)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	($0.79)	($3.07)

Weighted average number of common shares outstanding:
Basic	36,305	35,500
Diluted	36,305	35,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011

Net loss	($28,723)	($108,971)
Other comprehensive income (loss), net of tax :
Unrealized gain (loss) on marketable securities, net of tax	35	(54)
Add: reclassification adjustment for net gains (losses) included in net income, net of tax	-	-
Other comprehensive income (loss)	35	(54)
Comprehensive loss	($28,688)	($109,025)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	($28,723)	($108,971)
Deduct: Loss from discontinued operations	(27)	(127)
Loss from continuing operations	(28,696)	(108,844)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	5,527	(8,306)
Depreciation and amortization	13,582	6,242
Intangible asset impairment	2,000	-
Allowances against accounts receivable	(1,944)	2,756
Share-based compensation expense	2,442	3,167
Tax deficiency on exercises of stock options	(221)	(216)
Other, net	386	262
Changes in assets and liabilities:
Increase in accounts receivable	(7,316)	(25,017)
Decrease in inventories	13,646	2,900
(Increase) decrease in prepaid expenses and other assets	(4,219)	1,508
Increase in accounts payable, accrued expenses and other liabilities	30,130	197,338
Increase in payables due to distribution agreement partners	3,844	6,137
Increase in income taxes receivable/payable	(2,778)	(35,925)
Net cash provided by operating activities	26,383	42,002
Cash flows from investing activities:
Capital expenditures	(3,545)	(3,628)
Business acquisitions	(24,686)	-
Purchases of available for sale debt securities	(6,566)	(7,998)
Proceeds from maturity and sale of available for sale marketable debt securities	2,500	7,187
Net cash used in investing activities	(32,297)	(4,439)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	3,644	5,033
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	76	84
Excess tax benefits on share-based compensation	2,980	5,935
Purchase of treasury stock	(2,051)	(6,983)
Principal payments under long-term debt	(4,375)	-
Cash settlement of share-based compensation	-	(4,133)
Net cash provided by (used in) financing activities	274	(64)
Net (decrease) increase in cash and cash equivalents	(5,640)	37,499
Cash and cash equivalents at beginning of period	162,516	218,674
Cash and cash equivalents at end of period	$156,876	$256,173
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for:
Income taxes, net	($60)	$9,075
Interest paid	$2,411	$132
Non-cash transactions:
Capital expenditures incurred but not yet paid	$663	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

 (Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments.  Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States.  Our branded products division, Strativa Pharmaceuticals (“Strativa”), manufactures and distributes branded pharmaceuticals in the United States.  The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, nasal spray products, and products delivered by injection.

On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc., a privately held generic pharmaceutical company.  Anchen became part of Par as of the acquisition date (see Note 2, “Anchen Acquisition”).

On February 17, 2012, we completed our acquisition of Edict Pharmaceuticals Private Limited (referred to as “Edict” or “Edict Pharmaceuticals”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for $36,600 thousand in cash, liabilities and our repayment of certain additional pre-close indebtedness.  Edict became part of Par as of the acquisition date (see Note 3, “Edict Acquisition”).  Edict has been renamed Par Formulations Private Limited.

We divested FineTech Laboratories, Ltd, effective December 31, 2005.  The FineTech divestiture is being reported as a discontinued operation in all applicable periods presented (see Note 17 - “Discontinued Operations – Related Party Transaction”).

Note 1 - Basis of Presentation:

The accompanying condensed consolidated financial statements at March 31, 2012 and for the three-month periods ended March 31, 2012 and March 31, 2011 are unaudited.  In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2011 was derived from the Company’s audited consolidated financial statements included in the 2011 Annual Report on Form 10-K.

Pursuant to accounting requirements of the Securities and Exchange Commission (the “SEC”) applicable to Quarterly Reports on Form 10-Q, the accompanying condensed consolidated financial statements and these notes to condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements.  Accordingly, these statements should be read in conjunction with our 2011 Annual Report on Form 10-K.  Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

Note 2 – Anchen Acquisition:

On November 17, 2011, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”) for $412,753 thousand in aggregate consideration (the “Anchen Acquisition”), subject to post-closing adjustment.    The Anchen Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC No. 805, “Business Combinations,” (“ASC 805”).  The acquisition method of accounting uses the fair value concept defined in ASC 820, “Fair Value Measurements and Disclosures.”  The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Anchen as of the effective date of the acquisition was allocated to goodwill in accordance with ASC 805.  The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Anchen as of the effective date of the Anchen Acquisition.  Accordingly, the initial purchase price allocation is preliminary and may be adjusted upon completion of the final valuation.  These adjustments could be material.  The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on November 17, 2011.  The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.  No adjustments were made to the purchase price allocation during the three months ended March 31, 2012.

Note 3 – Edict Acquisition:

On February 17, 2012, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Edict Pharmaceuticals Private Limited, which has been renamed Par Formulations Private Limited (referred to as “Par Formulations”), for cash and our repayment of certain additional pre-close indebtedness (the “Edict Acquisition”).  The operating results of Par Formulations were included in our condensed consolidated financial results from the date of acquisition.  The operating results were reflected as part of the Par Pharmaceutical segment.  We funded the purchase from cash on hand.

Edict Pharmaceuticals, which is now known as Par Formulations, was a privately-held generic pharmaceutical company until our acquisition.  Par Formulations broadens our industry expertise and expands our R&D and manufacturing capabilities.  The operating results of Par Formulations from February 17, 2012 to March 31, 2012 are included in the accompanying Condensed Consolidated Statements of Operations, reflecting a loss from continuing operations of approximately $700 thousand.  The Condensed Consolidated Balance Sheet as of March 31, 2012 reflects the Edict Acquisition, including goodwill, which represents the Par Formulations workforce’s expertise in R&D and manufacturing.

The Edict Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805.  The acquisition method of accounting uses the fair value concept defined in ASC 820, “Fair Value Measurements and Disclosures.”  ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the Edict Acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Edict Acquisition.  The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals.  Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred.  The Edict Acquisition related transaction costs expensed totaled $2,880 thousand and were included in operating expenses as selling, general and administrative for the year ended December 31, 2011 and the three months ended March 31, 2012.  The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Edict as of the effective date of the acquisition was allocated to goodwill in accordance with ASC 805.  The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Edict as of the effective date of the Edict Acquisition.  Accordingly, the purchase price allocation below is preliminary and may be adjusted upon completion of the final valuation. These adjustments could be material.  The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on February 17, 2012.  The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

  Consideration Transferred

The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

	Amount
Cash paid for equity	$20,659
Contingent purchase price liabilities	11,641	(1)
Cash paid for assumed indebtedness	4,300

Total consideration	$36,600

(1)

Contingent purchase price liabilities represent subsequent milestone payments related to successful FDA inspection of the Par Formulations manufacturing facility and ANDA filings.  All contingent purchase price liabilities are expected to be paid within 18 months of the acquisition date.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The purchase price of Par Formulations, has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of February 17, 2012
Cash and cash equivalents	$273
Inventories	192
Prepaid expenses and other current assets	1,143
Property, plant and equipment	5,370
Intangible assets	1,850
Total identifiable assets	8,828

Accounts payable	995
Accrued expenses and other current liabilities	200
Deferred tax liabilities	938
Total liabilities assumed	2,133

Net identifiable assets acquired	6,695

Goodwill	29,905

Net assets acquired	$36,600

None of the goodwill identified above and recorded on the Condensed Consolidated Balance Sheet as of March 31, 2012 will be deductible for income tax purposes.

Supplemental Pro forma Information (unaudited)

The following unaudited pro forma information for the quarter ended March 31, 2012, and the quarter ended March 31, 2011 assumes the Edict Acquisition occurred as of January 1, 2011.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Edict Acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	Quarter ended	Quarter ended
(In thousands, except per share data)	March 31, 2012	March 31, 2011
Total revenues	$271,472	$232,952
Loss from continuing operations	(28,649)	(111,985)
Loss from continuing operations per diluted share	$(0.79)	$(3.15)

These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets ($750 thousand) had been applied on January 1, 2011, together with the consequential tax effects.

Pro forma income from continuing operations for the quarter ended March 31, 2012 was adjusted to exclude $2,880 thousand of Edict Acquisition related costs incurred with the consequential tax effects.  These costs were primarily accounting fees and legal fees.  Pro forma loss from continuing operations for the quarter ended March 31, 2011 was adjusted to include the Edict Acquisition related costs with the consequential tax effects.

Note 4 - Available for Sale Marketable Debt Securities:

At March 31, 2012 and December 31, 2011, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets.  Refer to Note 5 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at March 31, 2012 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$29,545	$91	($6)	$29,630

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of March 31, 2012.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2011 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$25,680	$53	($24)	$25,709

The following is a summary of the contractual maturities of our available for sale debt securities at March 31, 2012 ($ amounts in thousands):

	March 31, 2012
		Estimated Fair
	Cost	Value
Less than one year	$13,660	$13,679
Due between 1-2 years	8,319	8,363
Due between 2-5 years	7,566	7,588
Total	$29,545	$29,630

 Note 5 – Fair Value Measurements:

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

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	March 31, 2012	Level 1	Level 2	Level 3
Corporate bonds (Note 4)	$29,630	$ -	$29,630	$ -
Cash equivalents	$160,216	$160,216	$ -	$ -

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2011	Level 1	Level 2	Level 3
Corporate bonds (Note 4)	$25,709	$ -	$25,709	$ -
Cash equivalents	$159,719	$159,719	$ -	$ -

Note 6 - Accounts Receivable:

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	March 31,	December 31,
	2012	2011

Gross trade accounts receivable	$276,520	$269,204
Chargebacks	(26,143)	(20,688)
Rebates and incentive programs	(37,625)	(35,132)
Returns	(58,148)	(58,672)
Cash discounts and other	(19,304)	(28,672)
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$135,200	$125,940

Allowance for doubtful accounts
	Three months ended
	March 31,	March 31,
	2012	2011
Balance at beginning of period	($100)	($1)
Additions – charge to expense	-	1
Adjustments and/or deductions	-	-
Balance at end of period	($100)	$ -

The following tables summarize the activity for the three months ended March 31, 2012 and the three months ended March 31, 2011, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Three months ended March 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($20,688)	($99,491)	$ -	(1)	$94,036	($26,143)
Rebates and incentive programs	(35,132)	(43,653)	(59)		41,219	(37,625)
Returns	(58,672)	(6,692)	1,602	(3)	5,614	(58,148)
Cash discounts and other	(28,672)	(26,402)	(809)		36,579	(19,304)
Total	($143,164)	($176,238)	$734		$177,448	($141,220)

Accrued liabilities (2)	($39,614)	($10,954)	$ -		$22,579	($27,989)

	Three months ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($58,761)	$ -	(1)	$59,828	($18,415)
Rebates and incentive programs	(23,273)	(26,257)	660		24,916	(23,954)
Returns	(48,928)	(7,094)	265		4,341	(51,416)
Cash discounts and other	(16,606)	(25,274)	(357)		24,976	(17,261)
Total	($108,289)	($117,386)	$568		$114,061	($111,046)

Accrued liabilities (2)	($32,169)	($14,587)	$416		$15,969	($30,371)

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

(3)

The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1,700 thousand.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 61% of our net product sales were derived from the wholesale distribution channel for the three months ended March 31, 2012 and approximately 60% for the three months ended March 31, 2011.  The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

Major Customers – Gross Accounts Receivable

	March 31,	December 31,
	2012	2011
Cardinal Health, Inc.	27%	19%
McKesson Corporation	24%	25%
CVS Caremark	17%	17%
AmerisourceBergen Corporation	11%	12%
Other customers	21%	27%
Total gross accounts receivable	100%	100%

Note 7 - Inventories:

($ amounts in thousands)

	March 31,	December 31,
	2012	2011
Raw materials and supplies	$40,172	$39,331
Work-in-process	8,530	5,330
Finished goods	44,094	61,589
	$92,796	$106,250

Inventory write-offs (inclusive of pre-launch inventories detailed below)

($ amounts in thousands)

	Three months ended
	March 31,	March 31,
	2012	2011
Inventory write-offs	$2,619	$506

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  Pre-launch inventories at March 31, 2012 were comprised of generic products in development.  There was no Strativa-related pre-launch inventory at March 31, 2012.

The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	March 31,	December 31,
	2012	2011
Raw materials and supplies	$9,004	$7,774
Work-in-process	1,031	346
Finished goods	1,257	631
	$11,292	$8,751

Write-offs of pre-launch inventories

($ amounts in thousands)

	Three months ended
	March 31,	March 31,
	2012	2011
Pre-launch inventory write-offs, net of partner allocation	$960	$ -

Note 8 – Property, Plant and Equipment, net:

($ amounts in thousands)

	March 31,	December 31,
	2012	2011
Land	$3,985	$1,882
Buildings	29,597	28,186
Machinery and equipment	70,083	66,237
Office equipment, furniture and fixtures	7,489	6,908
Computer software and hardware	48,604	48,198
Leasehold improvements	27,211	27,203
Construction in progress	8,155	8,032
	195,124	186,646
Accumulated depreciation and amortization	(93,085)	(88,856)
	$102,039	$97,790

Depreciation and amortization expense related to property, plant and equipment

($ amounts in thousands)

	Three months ended
	March 31,	March 31,
	2012	2011
Depreciation and amortization expense	$4,380	$3,137

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	March 31,	December 31,
	2012	2011
In-process research and development acquired in the Anchen Acquisition, net of accumulated amortization of $0 and $0	$124,700	126,700
Developed products acquired in the Anchen Acquisition, net of accumulated amortization of $7,274 and $1,650	77,926	83,550
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $13,680 and $12,540	41,041	42,181
Teva Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $2,027 and $1,255	15,973	16,745
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0 and $0	15,000	15,000
Synthon Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $0 and $0	9,600	9,600
Covenant not-to-compete acquired in the Anchen Acquisition, net of accumulated amortization of $1,100 and $358	7,800	8,542
Teva Pharmaceuticals, Inc. License and Distribution Agreement, net of accumulated amortization of $0 and $0	6,000	6,000
In-process research and development acquired in the Edict Acquisition, net of accumulated amortization of $0	1,100	-
Covenant not-to-compete acquired in the Edict Acquisition, net of accumulated amortization of $0	750	-
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $9,929 and $9,748	904	1,085
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $9,528 and $9,148	472	852
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $3,210 and $3,034	474	650
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $1,926 and $1,750	174	350
Other intangible assets, net of accumulated amortization of $7,220 and $7,209	403	414
	$302,317	$311,669

   We recorded amortization expense related to intangible assets of $9,202 thousand for the three months ended March 31, 2012 and $3,105 thousand for the three months ended March 31, 2011.  The majority of this amortization expense was included in cost of goods sold.

On November 17, 2011, Par completed the Anchen Acquisition.  Refer to Note 2, “Anchen Acquisition” for details of the transaction.  As part of the Anchen Acquisition, we acquired intangible assets related to IPR&D, products derived from developed technology, and a covenant not to compete from a former Anchen securityholder and employee.

The value of in-process research and development acquired in the Anchen Acquisition was capitalized and accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each project.  Upon successful completion and launch of each project, we will make a separate determination of useful life of the IPR&D intangible.  Amortization expense of the related intangible assets will commence when each product is launched.  During the three months ended March 31, 2012, we abandoned an in-process research and development project acquired in the Anchen Acquisition and recorded an intangible asset impairment of $2,000 thousand.

On October 18, 2011, we announced that we acquired rights to three products from Teva Pharmaceuticals in connection with Teva’s acquisition of Cephalon.  Under terms of the agreements, Par owns the ANDAs of fentanyl citrate lozenges, a generic version of Actiq®, and cyclobenzaprine ER capsules, the generic version of Amrix®, as well as the U.S. rights to market modafinil tablets, the generic version of Provigil®.  Par began shipping to the trade all strengths of fentanyl citrate lozenges shortly after the acquisition.  Par began shipping to the trade all strengths of modafinil tablets in April 2012.  Cyclobenzaprine ER capsules and modafinil tablets were not previously marketed by Teva.  We paid $24,000 thousand to acquire fentanyl citrate lozenges and modafinil tablets.  We would also be obligated to pay up to an additional $1,000 thousand milestone upon the launch of cyclobenzaprine ER capsules depending on timing of our launch.  In April 2012, Cephalon, a subsidiary of Teva Pharmaceutical Industries Ltd., won an appeal in the US Court of

Appeals for the Federal Circuit in Washington reversing a lower court decision to invalidate Cephalon’s existing patents covering cyclobenzaprine ER capsules, which expire in 2023 and 2025.   We allocated the $24,000 thousand paid for fentanyl citrate lozenges ($18,000 thousand) and for modafinil tablets ($6,000 thousand) based on expected future cash flows.  The remaining net book value of the intangible asset related to fentanyl citrate lozenges ($15,973 thousand) will be amortized over approximately five years.  Amortization expense of the intangible asset related to modafinil tablets commenced when the product was launched in April 2012.

Estimated Amortization Expense for Existing Intangible Assets at March 31, 2012

The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after March 31, 2012.

($ amounts in thousands)

Estimated
Amortization
Expense
2012	$29,412
2013	33,517
2014	49,117
2015	44,820
2016	40,378
2017 and thereafter	105,073
$302,317

As of March 31, 2012, we determined through our evaluation that intangible assets were recoverable.

Note 10 - Goodwill:

($ amounts in thousands)	March 31, 2012	December 31, 2011

Kali Laboratories, Inc.	$63,729	$63,729
Anchen Acquisition	219,703	219,703
Edict Acquisition	29,905	-
	$313,337	$283,432

In 2004, we acquired all of the capital stock of Kali Laboratories, Inc., a generic pharmaceutical research and development company, for approximately $142,800 thousand in cash and warrants to purchase 150,000 shares of our common stock valued at approximately $2,500 thousand.  The acquisition resulted in goodwill of $63,729 thousand, which was allocated to Par.

As noted in Note 2, “Anchen Acquisition,” in 2011 we acquired Anchen for $412,753 thousand in aggregate consideration.  Based upon our preliminary purchase price allocation, we recorded $219,703 thousand of incremental goodwill.  This goodwill was allocated to Par.

As noted in Note 3, “Edict Acquisition,” on February 17, 2012 we acquired Edict, now renamed Par Formulations Private Limited, for $36,600 thousand in aggregate consideration.  Based upon our preliminary purchase price allocation, we recorded $29,905 thousand of incremental goodwill.  This goodwill was allocated to Par.

In accordance with FASB ASC 350-20-35-30, goodwill is not being amortized, but is tested at least annually, on or about December 31st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach.  The goodwill impairment test consists of a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of impairment, if any.  Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value.

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

Note 11 - Income Taxes:

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Provision (benefit) for income taxes	$4,525	($29,446)
Effective tax rate	(19%)	21%

The effective tax rate for the three months ended March 31, 2012 reflects our estimate of the portion of loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies.  For purposes of determining our tax provision for the three months ended March 31, 2012, a certain litigation matter was treated as a discreet event under the provisions of ASC 740, Income Taxes.  Current deferred income tax assets at March 31, 2012 and December 31, 2011 consisted of temporary differences primarily related to accounts receivable reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at March 31, 2012 and December 31, 2011 consisted of timing differences primarily related to intangible assets, stock options and depreciation.

Our recently acquired entity, Anchen, is currently being audited by the IRS for the tax years 2007 to 2009.  We are no longer subject to IRS audit for periods prior to 2007.  Anchen is also currently under audit in three state jurisdictions for the years 2005 to 2010.  We are also currently under audit in one additional state jurisdiction for the years 2003 through 2006.  In most other state jurisdictions, we are no longer subject to examination by state tax authorities for years prior to 2007.

We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2012, we had $20,587 thousand included in “Long-term liabilities” and $949 thousand in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.

Note 12 - Senior Credit Facility:

($ amounts in thousands)

	March 31,	December 31,
	2012	2011
Term Loan Facility	$341,250	$345,625
Revolving Credit Facility	-	-
	341,250	345,625
Less current portion	(26,250)	(21,875)
Long-term debt	$315,000	$323,750

In connection with our acquisition of Anchen, a privately-held specialty pharmaceutical company, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank, National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, J.P. Morgan Securities LLC as Sole Bookrunner, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital Markets LLC as Joint Lead Arrangers, to provide senior credit facilities to be comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350,000 thousand and a five-year Revolving Credit Facility in an initial amount of $100,000 thousand.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance our acquisition of Anchen, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.  Refer to Note 2 “Anchen Acquisition” for further details related to our acquisition of Anchen.

The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in acquisitions of other companies, products or product lines or mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances in or to other companies; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.  While initially unsecured, we could be obligated to secure our obligations under the Credit Agreement should our leverage ratio exceed a predetermined threshold for two consecutive quarters.  We were in compliance with all financial covenants as of March 31, 2012.  All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries, including Par Pharmaceutical, Inc., Anchen Incorporated, and Anchen Pharmaceuticals, Inc.

The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin.  During the three months ended March 31, 2012, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%.  We are obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  The Credit Agreement includes an accordion feature pursuant to which we are able to increase the amount available to be borrowed by up to an additional $150,000 thousand under certain circumstances.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Agreement.  The Credit Agreement expires in five years.  Based on the variable interest rate associated with the Term Loan Facility, its carrying value approximated its fair value at March 31, 2012.

Debt Maturities as of March 31, 2012	($ amounts in thousands)
2012	$17,500
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at March 31, 2012	$341,250

Note 13 - Changes in Stockholders’ Equity:

Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the three-month period ended March 31, 2012 were as follows (share amounts and $ amounts in thousands):

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive
	Shares	Amount	Capital	Income
Balance, December 31, 2011	39,678	$397	$389,166	$13
Unrealized income on available for sale securities, net of tax	-	-	-	35
Exercise of stock options	149	1	3,643	-
Net excess tax benefit from share-based compensation	-	-	2,759	-
Issuance of common stock under the Employee Stock Purchase Program	-	-	76	-
Forfeitures of restricted stock	(5)	-	-	-
Issuances of restricted stock	98	1	(1)	-
Compensatory arrangements (a)	-	-	2,442	-
Balance, March 31, 2012	39,920	$399	$398,085	$48

(a)

Share-based compensation expense includes equity-settled awards only.

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010, 2011 or the year-to-date period of 2012.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2012.  The repurchase program has no expiration date.

Note 14 - Earnings Per Share:

The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended
	March 31,	March 31,
	2012	2011

Loss from continuing operations	($28,696)	($108,844)

Provision for income taxes from discontinued operations	27	127
Loss from discontinued operations	(27)	(127)
Net loss	($28,723)	($108,971)

Basic:
Weighted average number of common shares outstanding	36,305	35,500

Loss from continuing operations	($0.79)	($3.07)
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share of common stock	($0.79)	($3.07)

Assuming dilution:
Weighted average number of common shares outstanding	36,305	35,500
Effect of dilutive securities	-	-
Weighted average number of common and common equivalent shares outstanding	36,305	35,500

Loss from continuing operations	($0.79)	($3.07)
Loss from discontinued operations	(0.00)	(0.00)
Net loss per share of common stock	($0.79)	($3.07)

Outstanding options of 560 thousand as of March 31, 2012 and 612 thousand as of March 31, 2011 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the three-month periods ended March 31, 2012 and March 31, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  The effect of dilutive securities would have been 746 thousand on weighted average number of common shares outstanding for the three months ended March 31, 2012 and 902 thousand on weighted average number of common shares outstanding for the three months ended March 31, 2011.

Note 15 - Share-Based Compensation:

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

As of March 31, 2012, there were approximately 4.3 million shares of common stock available for future stock option grants.  We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant.  At March 31, 2012, approximately 0.2 million shares remain available under such plans for restricted stock and restricted stock unit grants.

Stock Options

We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three months ended
	March 31,	March 31,
	2012	2011
Risk-free interest rate	0.8%	2.2%
Expected life (in years)	4.7	5.2
Expected volatility	43.9%	44.6%
Dividend	0%	0%

The Black-Scholes stock option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  We have three distinct populations of optionees; the Executive Officers Group, the Outside Directors Group, and the All Others Group.  The expected life of options represents the period of time that the options are expected to be outstanding (that is, the period of time from the service inception date to the date of expected exercise or other expected settlement) and is based generally on historical trends.  Our expected life weighted average assumption is based on an actuarial study derived from historical exercise data.  The risk-free rate is based on the yield on the Federal Reserve treasury rate with a maturity date corresponding to the expected term of the option granted.  The expected volatility assumption is based on the historical volatility of our common stock over a term equal to the expected term of the option granted.  FASB ASC 718-10 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  It is assumed that no dividends will be paid during the entire term of the options.  All option valuation models require input of highly subjective assumptions.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the actual value realized at the time the options are exercised may differ from the estimated values computed above.

The following is a summary of the weighted average per share fair value of options granted in the three-month periods ended March 31, 2012 and March 31, 2011.

	Three months ended
	March 31,	March 31,
	2012	2011
Weighted average per share fair value of options granted	$12.44	$15.42

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the three-month periods ended March 31, 2012 and March 31, 2011 ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2012	2011
Cost of goods sold	$103	$149
Selling, general and administrative	929	1,343
Total, pre-tax	$1,032	$1,492
Tax effect of share-based compensation	(382)	(567)
Total, net of tax	$650	$925

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2011	2,286	$30.11
Granted	304	32.90
Exercised	(181)	20.12
Forfeited	(19)	30.34
Balance at March 31, 2012	2,390	$31.22	5.8	$25,890
Exercisable at March 31, 2012	1,553	$33.30	4.4	$16,367
Vested and expected to vest at March 31, 2012	2,265	$31.18	5.6	$25,044

 Total fair value of shares vested ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2012	2011
Total fair value of shares vested	$3,057	$3,755

As of March 31, 2012, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $8.7 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.6 years.

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the three-month periods ended March 31, 2012 and March 31, 2011 was as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2012	2011
Cost of goods sold	$127	$168
Selling, general and administrative	1,145	1,507
Total, pre-tax	$1,272	$1,675
Tax effect of stock-based compensation	(471)	(637)
Total, net of tax	$801	$1,038

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2011	281	$24.28
Granted	99	32.89
Vested	(125)	21.67
Forfeited	(7)	31.67
Non-vested balance at March 31, 2012	248	$28.80	$9,614

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2011	69	$36.47
Granted	77	32.75
Vested	(19)	35.90
Forfeited	-	-
Non-vested restricted stock unit balance at March 31, 2012	127	$34.30	$4,903
Vested awards not issued	187	$23.72	$7,267
Total restricted stock unit balance at March 31, 2012	314	$27.98	$12,170

As of March 31, 2012, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $9.1 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 3.0 years.

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the three-month periods ended March 31, 2012 and March 31, 2011 was as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2012	2011
Cost of goods sold	$84	$75
Selling, general and administrative	758	678
Total, pre-tax	$842	$753
Tax effect of stock-based compensation	(312)	(286)
Total, net of tax	$530	$467

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	149	$32.97
Granted	129	33.02
Vested	(38)	32.55
Forfeited	(9)	31.39
Awards outstanding at March 31, 2012	231	$33.13	$8,943

As of March 31, 2012, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $7.2 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.2 years.

Employee Stock Purchase Program:

We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  At March 31, 2012, approximately 700 thousand shares remain available under the Program.

(amounts in thousands)

	Year Ended
	March 31,	March 31,
	2012	2011
Shares purchased by employees	2	3

Chief Executive Officer Specific Share-based Compensation

On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three-year service period.  From January 1, 2011 through March 31, 2012, we recognized $770 thousand of expense associated with this plan.

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

Note 16 - Commitments, Contingencies and Other Matters:

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

We entered into a licensing agreement with developer Paddock Laboratories, Inc. to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the litigation was resolved by a settlement and license agreement that terminated all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the 2006 court-approved settlement of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On April 25, 2012, the Court of Appeals affirmed the District Court’s dismissal of the FTC’s claims.  On January 20, 2012, we filed a motion for summary judgment in our lawsuit against the private plaintiffs in the U.S. District Court for the Northern District of Georgia seeking to have their claims of sham litigation dismissed.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  An oral hearing was conducted October 5, 2011, and we await the decision of the Court of Appeals.  On December 15, 2010, the District Court granted our motion to dismiss a second case brought by AstraZeneca, in which AstraZeneca had asserted that we infringed its rosuvastatin process patents, which decision AstraZeneca appealed to the U.S. Court of Appeals for the Federal Circuit on January 14, 2011.  On February 9, 2012, the Court of Appeals affirmed the Delaware District Court’s dismissal of plaintiffs’ claims in the second action.  We intend to defend both actions vigorously.

On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  Oral argument for the appeal is scheduled for May 10, 2012.  We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  During the pendency of this action, on June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit on May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  On March 29, 2012, the court ruled in favor of AstraZeneca on invalidity and infringement, enjoining final approval for any generic defendant until May 28, 2017.

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

On June 14, 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 7,259,186 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral capsules of EQ 45 and EQ 135 mg choline fenofibrate.  On April 18, 2012, the Court entered a stipulation and dismissal of the case.

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

On February 23, 2011, Takeda Pharmaceuticals Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals, LLC, and Takeda Pharmaceuticals America, Inc. filed suit against Handa Pharmaceuticals, LLC in the United States District Court for the Northern District of California.  The complaint alleged infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; and 7,790,755 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of 30 mg and 60 mg dexlansoprazole delayed-release capsules.  On March 12, 2012, we acquired this ANDA under an exclusive acquisition and license agreement, which requires us to manage and fund the on-going patent litigation.  On April 11, 2012, the court issued a claim construction opinion that largely adopted the constructions proposed by plaintiffs.  A trial is scheduled for June 3, 2013.  We intend to vigorously defend this action.

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

On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 8,067,033 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. We intend to defend this action vigorously.

On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 0.6 mg colchicine.  We intend to defend this action vigorously.

On April 10, 2012, Depomed Inc. filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,340,375; 6,488,962; 6,635,280; 6,723,340; 7,438,927; and 7,731,989 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 300 and 600 mg gabapentin.  We intend to defend this action vigorously.

On July 20, 2011, Nautilus Neurosciences, Inc. and APR Applied Pharma Research SA, filed a lawsuit against Edict Pharmaceuticals Pvt. Ltd. (now Par Formulations Pvt. Ltd.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,974,595; 7,482,377; and 7,759,394 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of diclofenac potassium for oral solution 50 mg.  We intend to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Louisiana, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Kentucky, Massachusetts, Mississippi, South Carolina, and Texas, as well as the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of March 31, 2012, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In the Utah suit and the state law qui tam brought on behalf of the state of Wisconsin, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. We intend to vigorously defend these lawsuits.

We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  We filed a motion to dismiss the complaint brought by UFCW on March 26, 2012.  We intend to vigorously defend this lawsuit.

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We have cooperated with the Department of Justice in this inquiry and will continue to do so.  Investigations of this type often result in settlements, including monetary amounts based on an agreed upon percentage of sales of the product at issue in the investigation.  We accrued $45,000 thousand in the first quarter of 2012 as management’s best estimate of potential loss related to a potential global settlement in this matter, pending the finalization of definitive settlement terms.

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

Note 17 – Discontinued Operations – Related Party Transaction:

In January 2006, we divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005.  We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech.  Dr. Gutman also resigned from our Board of Directors.  In 2012 and 2011, we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities.  In 2011, we recognized a tax benefit of approximately $20,000 thousand to discontinued operations due to a reversal of certain FineTech related contingent tax liabilities.  The results of FineTech operations are classified as discontinued for all periods presented because we have no continuing involvement in FineTech.

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

 The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2012	2011
Revenues:
Par Pharmaceutical	$251,167	$209,745
Strativa	20,305	23,207
Total revenues	$271,472	$232,952

Gross margin:
Par Pharmaceutical	$82,450	$92,559
Strativa	15,396	17,093
Total gross margin	$97,846	$109,652

Operating income (loss):
Par Pharmaceutical	$24,048	($132,746)
Strativa	(45,261)	(5,817)
Total operating loss	($21,213)	($138,563)
Interest income	136	423
Interest expense	(3,094)	(150)
Provision (benefit) for income taxes	4,525	(29,446)
Loss from continuing operations	($28,696)	($108,844)

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.

Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	Three months ended
	March 31,	March 31,
	2012	2011
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$61,765	$63,418
Budesonide (Entocort® EC)	37,984	-
Propafenone (Rythmol SR®)	19,092	22,039
Sumatriptan succinate injection (Imitrex®)	16,700	16,699
Chlorpheniramine/Hydrocodone (Tussionex®)	13,957	12,679
Bupropion ER (Wellbutrin®)	11,354	-
Dronabinol (Marinol®)	7,603	6,871
Zolpidem (Ambien CR®)	6,921	-
Tramadol ER (Ultracet ER®)	5,829	6,081
Cholestyramine Powder (Questran®)	4,652	3,683
Meclizine Hydrochloride (Antivert®)	4,186	4,875
Nateglinide (Starlix®)	4,024	4,306
Amlodipine and Benazepril HCl (Lotrel®)	2,448	18,171
Clonidine TDS (Catapres TTS®)	(991)	5,806
Other (1)	50,250	37,228
Other product related revenues (2)	5,393	7,889
Total Par Pharmaceutical Revenues	$251,167	$209,745

Product	Three months ended
	March 31,	March 31,
	2012	2011

Strativa
Megace® ES	$12,178	$14,085
Nascobal® Nasal Spray	5,931	3,878
Oravig®	155	749
Zuplenz®	85	221
Other product related revenues (2)	1,956	4,274
Total Strativa Revenues	$20,305	$23,207

(1) No single product in the other category is in excess of 3% of total generic revenues for the three-month period ended March 31, 2012 or for the three-month period ended March 31, 2011.

(2) Other product related revenues represents licensing and royalty related revenues from profit sharing agreements related to products such as diazepam rectal gel, the generic version of Diastat®, and fenofibrate, the generic version of Tricor®.  Other product related revenues included in the Strativa segment relate primarily to Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party.

Note 19 - Subsequent Events:

On May 3, 2012 we entered into amendments of existing employment agreements with certain of our executive officers, namely Paul V. Campanelli Chief Operating Officer and President, Par Pharmaceutical (our Generic Products Division) and Thomas J. Haughey, President, each of whom was a named executive officer as identified in our Proxy Statement filed on March 30, 2012.  The employment agreements were amended to provide that with respect to the equity awards granted to each of the executives on January 5, 2012, pursuant to our 2012 long term incentive program under our 2004 Performance Equity Plan, the effect of any termination of the executive’s employment with Par would be subject to the terms and conditions set forth in the applicable award agreements relating to the January 5, 2012 equity awards and the 2004 Plan and the provisions of the employment agreement will not be effective with respect to such awards.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2011, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and from time to time in our other filings with the SEC, including Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”), a privately held generic pharmaceutical company.  Anchen’s assets include five currently marketed generic products, numerous in-process research and development products, a workforce of approximately 200 employees and leased facilities with manufacturing capabilities and research and development capabilities.  On February 17, 2012, we completed our acquisition of Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, which has been renamed Par Formulations Private Limited.  Par Formulations’ assets include numerous in-process research and development products, a workforce of approximately 100 employees and a facility with manufacturing capabilities and research and development capabilities.

In addition to these acquisitions, Par’s 2011 achievements included eight generic product launches (including generic versions of Entocort® EC, Rythmol SR®, and Lotrel®), execution of several business development agreements, passing all FDA inspections, and settling three Paragraph IV litigations.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  We target high-value, first-to-file Paragraph IVs or first–to-market product opportunities.  As of March 31, 2012, we had 71 total filed ANDAs that represented over $20 billion of combined branded product sales.  These ANDA filings included 21 first-to-files product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.

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

Healthcare Reform Impacts

For 2012, the impact of healthcare reform is expected to have a similar impact on our net revenue as it did in 2011.  The gross margin and net income impact of these provisions is highly dependent upon product sales mix between products that are partnered with third parties and non-partnered products.

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

In the three month period ended March 31, 2012, our generic business net revenues and gross margin were concentrated in a few products.  The top nine generic products (metoprolol, budesonide, propafenone, sumatriptan, chlorpheniramine/hydrocodone, bupropion ER, dronabinol, zolpidem, and tramadol ER) accounted for approximately 67% of total consolidated revenues and approximately 50% of total consolidated gross margins in the quarter ended March 31, 2012.

We began selling metoprolol in 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  We had three competitors in the metoprolol market during the three months ended March 31, 2012 as compared to two competitors in the prior year period.  Additional competitors on any or all of the four SKUs could result in significant additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

In 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  On August 1, 2011, an additional competitor launched a single strength of sumatriptan.  Our supply agreement with GlaxoSmithKline expired in November 2011, and we have not secured a new supply of this product.  We are continuing to distribute our existing inventory until depleted.  As of March 31, 2012, we believe we were the sole generic distributor of two SKUs with two competitors on the 6mg strength.  Our future sales volume and unit price for our remaining inventory may be adversely impacted by any additional competition.

In 2008, we launched dronabinol in 2.5mg, 5mg and 10mg strengths in soft gel capsules.  We believe we are one of two generic distributors of dronabinol.  We share net product margin, as contractually defined, with SVC Pharma LP, an affiliate of Rhodes Technologies.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues, or additional competition on the product, could have a negative effect on our revenues and gross margins.  The remaining net book value of the associated intangible asset at March 31, 2012 will be amortized over approximately two years.

In 2009, we launched tramadol ER, the generic version of Ultram® ER, after a favorable court ruling in the related patent matter.  We believe we are one of three competitors in this market, with one of the other competitors being the authorized generic.  Additional competitors will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.  We manufacture and distribute this product.

In 2010, our licensing partner, Tris Pharma, Inc., received final FDA approval for its ANDA for hydrocodone polistirex and chlorpheniramine polistirex (CIII) extended-release (ER) oral suspension (equivalent to 10 mg of hydrocodone bitartrate and 8 mg of chlorpheniramine maleate per 5 mL), a generic version of UCB Manufacturing, Inc.’s Tussionex®.  We participate in a profit sharing arrangement with Tris based on our commercial sale of generic Tussionex®.  We commenced a limited launch of generic Tussionex® on October 5, 2010.  Our market share will continue to be limited for the foreseeable future by Drug Enforcement Administration regulations concerning allowable commercial quantities of controlled substances like hydrocodone, which is contained in generic Tussionex®.  We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

We began selling propafenone, the generic version of Rythmol® SR, in January 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for this product.  We manufacture and distribute this product.  We believe we remained the single source generic supplier for this product as of March 31, 2012.  The market entry of any competition on this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.

We began selling budesonide, generic version of Entocort® EC, in June 2011 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  We are one of two competitors in this market.  As the authorized generic distributor for budesonide, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.

On November 17, 2011, we completed our acquisition of Anchen.  The Anchen assets we acquired include five currently marketed generic products, including bupropion ER (generic version of Wellbutrin XL®) and zolpidem ER (generic version of Ambien CR®).  We have multiple competitors in these markets.  The remaining net book value of the related intangible asset related to these Anchen developed products will be amortized over a weighted average amortization period of approximately nine years.

In addition, our investments in generic product development, including projects with development partners, are expected to yield approximately 13 to 17 new ANDA filings during each of 2012, 2013 and 2014.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners had approximately 71 ANDAs pending with the FDA, which include 21 first-to-file opportunities as of March 31, 2012.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division

For Strativa, in the near term we will continue to invest in the marketing and sales of our existing products (Megace® ES and Nascobal® Nasal Spray).  In addition, in the longer term, we will continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA and began marketing Megace® ES (megestrol acetate) oral suspension.  Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company.  The remaining net book value of the trademark at March 31, 2012 will be amortized over approximately one year.  We promoted Megace® ES as our primary brand product from 2005 through March 2009.  With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products.  In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, TWi Pharmaceuticals, Inc., advising that it has filed an Abbreviated New Drug Application (ANDA) with the U.S. FDA containing a Paragraph IV certification referencing Megace® ES.   Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)’s U.S. Patents 6,592,903 and 7,101,576.  We, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi in the U.S. District Court for the District of Maryland and another complaint in the U.S. District Court for the Northern District of Illinois, in September 2011, alleging infringement of Elan’s patents, which expire in 2020 and 2024, respectively.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $41.0 million at March 31, 2012, and will be amortized over approximately nine years.

OTHER CONSIDERATIONS

In addition to the substantial costs of product development, we may incur significant legal costs in bringing certain products to market.  Litigation concerning patents and proprietary rights is often protracted and expensive.  Pharmaceutical companies with patented brand products increasingly are suing companies that produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which could delay or prevent the entry of such generic products into the market.  Generally, a generic drug may not be marketed until the applicable patent(s) on the brand drug expires.  When an ANDA is filed with the FDA for approval of a generic drug, the filer may certify either that any patent listed by the FDA as covering the brand product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or that the patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed.  In either case, there is a substantial risk that a brand pharmaceutical company may sue the filer for alleged patent infringement or other violations of intellectual property rights.  Because a substantial portion of our current business involves the marketing and development of generic versions of brand products, the threat of litigation, the outcome of which is inherently uncertain, is always present.  Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS

Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues

Total revenues of our top selling products were as follows:

	Three months ended
($ amounts in thousands)	March 31,	March 31,
Product	2012	2011	$ Change
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$61,765	$63,418	($1,653)
Budesonide (Entocort® EC)	37,984	-	37,984
Propafenone (Rythmol SR®)	19,092	22,039	(2,947)
Sumatriptan succinate injection (Imitrex®)	16,700	16,699	1
Chlorpheniramine/Hydrocodone (Tussionex®)	13,957	12,679	1,278
Bupropion ER (Wellbutrin®)	11,354	-	11,354
Dronabinol (Marinol®)	7,603	6,871	732
Zolpidem (Ambien CR®)	6,921	-	6,921
Tramadol ER (Ultracet ER®)	5,829	6,081	(252)
Cholestyramine Powder (Questran®)	4,652	3,683	969
Meclizine Hydrochloride (Antivert®)	4,186	4,875	(689)
Nateglinide (Starlix®)	4,024	4,306	(282)
Amlodipine and Benazepril HCl (Lotrel®)	2,448	18,171	(15,723)
Clonidine TDS (Catapres TTS®)	(991)	5,806	(6,797)
Other	50,250	37,228	13,022
Other product related revenues	5,393	7,889	(2,496)
Total Par Pharmaceutical Revenues	$251,167	$209,745	$41,422

Strativa
Megace® ES	$12,178	$14,085	($1,907)
Nascobal® Nasal Spray	5,931	3,878	2,053
Oravig®	155	749	(594)
Zuplenz®	85	221	(136)
Other product related revenues	1,956	4,274	(2,318)
Total Strativa Revenues	$20,305	$23,207	($2,902)

	Three months ended
					Percentage of Total Revenues
	March 31,	March 31,			March 31,	March 31,
($ in thousands)	2012	2011	$ Change	% Change	2012	2011
Revenues:
Par Pharmaceutical	$251,167	$209,745	$41,422	19.7%	92.5%	90.0%
Strativa	20,305	23,207	(2,902)	(12.5%)	7.5%	10.0%
Total revenues	$271,472	$232,952	$38,520	16.5%	100.0%	100.0%

The increase in generic segment revenues in the first quarter of 2012 was primarily due to the launches of budesonide in June 2011, olanzapine in October 2011 (included in “Other” above), and fentanyl citrate (included in “Other” above) in October 2011, coupled with a full three months of revenues from the products acquired in the Anchen Acquisition on November 17, 2011, primarily bupropion ER and zolpidem and three additional products included in “Other” above.

The increases above in the first quarter of 2012 were tempered by:

•

Additional competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the first quarter 2012 can be attributed to a decrease in the price (approximately $12.6 million) offset by an increase in volume of units sold (approximately $11 million).  We expect metoprolol revenues to continue to decline in the future as competition increases in this market.

•

The non-recurrence of prior year launch volumes of amlodipine and benzepril HCl, coupled with significant competition at the end of the exclusivity period.

•

In April 2011, the manufacturer of clonidine, Aveva, decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel.  Because of these events, Par has discontinued marketing clonidine.

Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 58% of our total product revenues for the three month period ended March 31, 2012 and approximately 53% of our total product revenues for the three month period ended March 31, 2011.  The increase in the percentage is primarily driven by increased revenues of budesonide combined with the declines of internally manufactured products launched in first quarter 2011, primarily propafenone, and amlodipine and benazepril HCl.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

The decrease in the Strativa segment revenues in the first quarter of 2012 was primarily due to the decrease in other product-related revenues driven by lower royalties earned of  $2.3 million as compared to the prior year from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party coupled with a net sales decline of Megace® ES primarily due to decreased volume coupled with a decrease in average net selling price as compared to the prior year comparable periods.  The decreases were tempered by the increased prescription volume of Nascobal® in the first quarter of 2012.

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

Our gross revenues for the three month periods ended March 31, 2012 and 2011 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Three months ended
($ thousands)	March 31, 2012	Percentage of Gross Revenues	March 31, 2011	Percentage of Gross Revenues
Gross revenues	$457,930		$363,941

Chargebacks	(99,491)	21.7%	(58,761)	16.1%
Rebates and incentive programs	(43,712)	9.5%	(25,597)	7.0%
Returns	(5,090)	1.1%	(6,829)	1.9%
Cash discounts and other	(27,211)	5.9%	(25,631)	7.0%
Medicaid rebates and rebates due under other US Government pricing programs	(10,954)	2.4%	(14,171)	3.9%
Total deductions	(186,458)	40.7%	(130,989)	36.0%

Total revenues	$271,472	59.3%	$232,952	64.0%

The total gross-to-net adjustments as a percentage of sales increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in chargebacks and rebates and incentive programs.

•

Chargebacks: the increase in the percentage of gross revenues was primarily driven by higher chargeback rates for Anchen products coupled with lower rates in first quarter 2011 due to the launches of propafenone and amlodipine and benzepril HCl.

•

Rebates and incentive programs: the increase in dollars was primarily driven by product mix, mainly metoprolol, partially offset by the impact of new product launches in the first quarter of 2011.

•

Returns:  the decrease in the rate was driven by lower metoprolol and sumatriptan returns coupled with increased sales volume of products with lower than average return rates.

•

Cash discounts and other: the decrease is primarily due to a change in customer mix, which resulted in lower price adjustments.

•

Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease was primarily due to lower estimated expense for the “donut hole” (a 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs purchased during the Part D Medicare coverage gap) in the first quarter of 2012 as compared to the prior year period.

The following tables summarize the activity for the three months ended March 31, 2012 and March 31, 2011 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Three months ended March 31, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($20,688)	($99,491)	$ -	(1)	$94,036	($26,143)
Rebates and incentive programs	(35,132)	(43,653)	(59)		41,219	(37,625)
Returns	(58,672)	(6,692)	1,602	(3)	5,614	(58,148)
Cash discounts and other	(28,672)	(26,402)	(809)		36,579	(19,304)
Total	($143,164)	($176,238)	$734		$177,448	($141,220)

Accrued liabilities (2)	($39,614)	($10,954)	$ -		$22,579	($27,989)

	Three months ended March 31, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($58,761)	$ -	(1)	$59,828	($18,415)
Rebates and incentive programs	(23,273)	(26,257)	660		24,916	(23,954)
Returns	(48,928)	(7,094)	265		4,341	(51,416)
Cash discounts and other	(16,606)	(25,274)	(357)		24,976	(17,261)
Total	($108,289)	($117,386)	$568		$114,061	($111,046)

Accrued liabilities (2)	($32,169)	($14,587)	$416		$15,969	($30,371)

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

(3)

The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1,700 thousand.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
	March 31,	March 31,		March 31,	March 31,
($ in thousands)	2012	2011	$ Change	2012	2011
Gross margin:
Par Pharmaceutical	$82,450	$92,559	($10,109)	32.8%	44.1%
Strativa	15,396	17,093	(1,697)	75.8%	73.7%
Total gross margin	$97,846	$109,652	($11,806)	36.0%	47.1%

The decrease in Par Pharmaceutical gross margin dollars for the three months ended March 31, 2012 is primarily due to lower gross margin from amlodipine and benzepril HCl revenues (approximately $14 million) coupled with increased amortization of intangible assets associated with the Anchen Acquisition (approximately $6 million) and the amortization of inventory step up established in purchase accounting associated with the Anchen Acquisition in November 2011 (approximately $4 million) and lower royalties from sales of doxycycline, nitrofurantoin, diazepam rectal gel, and nifedipine ER (approximately $3 million).  These decreases were tempered by the launches of budesonide in June 2011, olanzapine in October 2011, and fentanyl citrate in October 2011, coupled with a full three months of operating results from the products acquired in the Anchen Acquisition, primarily bupropion ER and zolpidem.

Strativa gross margin dollars decreased for the three months ended March 31, 2012, primarily due to the decrease in other product-related revenues driven by the non-recurrence of a $4.3 million royalty earned in the prior year from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin in Europe to a third party coupled with a net sales decline of Megace® ES primarily due to decreased volume.  The decreases were tempered by the increased prescription volume of Nascobal® in the first quarter of 2012 coupled with Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin in Japan to a third party of approximately $1.3 million.

Operating Expenses

Research and Development

Three months ended
Percentage of Total Revenues
March 31,	March 31,	March 31,	March 31,

($ in thousands)	2012	2011	$ Change	% Change	2012	2011
Research and development:
Par Pharmaceutical	$29,650	$10,077	$19,573	194.2%	11.8%	4.8%
Strativa	250	633	(383)	(60.5%)	1.2%	2.7%
Total research and development	$29,900	$10,710	$19,190	179.2%	11.0%	4.6%

Par Pharmaceutical:

The increase in Par Pharmaceutical research and development expense for the three month period ended March 31, 2012 is driven by:

•

a net $11.1 million increase in outside development costs driven by an upfront payment for an exclusive acquisition and license agreement;

•

a $3.6 million increase in employment related costs driven by increased headcount due to our November 17, 2011 acquisition of Anchen Pharmaceuticals, Inc. and, to a lesser extent, our February 17, 2012 acquisition of Edict Pharmaceuticals; and

•

a $2.4 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products.

Strativa:

Strativa research and development principally reflects FDA filing fees for the three months ended March 31, 2012 and March 31, 2011.

Future Projection:

With the acquisitions of Anchen and Edict (now known as Par Formulations), we estimate that our annual R&D expense will be approximately $75 million during the next three years.

Selling, General and Administrative Expenses

Three months ended
Percentage of Total Revenues
March 31,	March 31,	March 31,	March 31,

($ in thousands)	2012	2011	$ Change	% Change	2012	2011
Selling, general and administrative:
Par Pharmaceutical	$26,752	$24,668	$2,084	8.4%	10.7%	11.8%
Strativa	15,407	22,277	(6,870)	(30.8%)	75.9%	96.0%
Total selling, general and administrative	$42,159	$46,945	($4,786)	(10.2%)	15.5%	20.2%

The net decrease in SG&A expenditures principally reflects:

•

a $4.5 million reduction in direct Strativa selling costs driven by a 90 person reduction of headcount and the termination of marketing for Zuplenz® and Oravig® resulting from our second quarter 2011 restructuring activities; tempered by,

•

incremental expense of $1.2 million related to the annual pharmaceutical manufacturer’s fee assessed by the Secretary of Treasury under the provisions of 2010’s U.S. healthcare reform legislation.

Future Projection:

We estimate annual SG&A expense will be in a range from $180 million to $185 million during the next three years.

Intangible Assets Impairment

During the three months ended March 31, 2012, we abandoned an in-process research and development project acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2 million.

Settlements and Loss Contingencies, net

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Settlements and loss contingencies, net	$45,000	$190,560

During the three months ended March 31, 2012, we recorded an accrual of $45 million as management’s best estimate of potential loss related to a potential global settlement with respect to an inquiry by the Department of Justice into our promotional practices in the sales and marketing of Megace® ES.  Refer to Note 16 – Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.

In first quarter of 2011, we recorded the settlement in principal of AWP litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million.  We also recorded an accrual for the remaining AWP matters.  Refer to Note 16 – Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.

Operating Loss

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011	$ Change
Operating income (loss):
Par Pharmaceutical	$24,048	($132,746)	$156,794
Strativa	(45,261)	(5,817)	(39,444)
Total operating loss	($21,213)	($138,563)	$117,350

For the three months ended March 31, 2012, the decrease in our operating loss as compared to prior year was primarily due to the non-recurrence of the AWP settlement related accruals, tempered by an accrual of $45 million during the three months ended March 31, 2012 related to a Department of Justice investigation, coupled with a decrease in gross margin due to the non-recurrence of first quarter 2011 launch related revenues.

Interest Income

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Interest income	$136	$423

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Interest expense	($3,094)	($150)

In November of 2011, and in connection with the Anchen Acquisition, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  Interest expense for the period ended March 31, 2012 is principally comprised of interest on such term loan.

Interest expense for the three month period ended March 31, 2011, was comprised of amortization of deferred financing costs relating to our October 1, 2010 unsecured credit facility (which was terminated and replaced in conjunction with the November 2011 credit agreement).

Income Taxes

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Provision (benefit) for income taxes	$4,525	($29,446)
Effective tax rate	(19%)	21%

The income tax provision (benefit) was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 11 – “Income Taxes”).  The effective tax rate for the three months ended March 31, 2012 reflects our estimate of the portion of loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies.

Discontinued Operations

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Provision for income taxes	$27	$127
Loss from discontinued operations	($27)	($127)

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Three months ended
March 31,
($ in thousands)	2012
Cash and cash equivalents at beginning of period	$162,516
Net cash provided by operating activities	26,383
Net cash used in investing activities	(32,297)
Net cash provided by financing activities	274
Net decrease in cash and cash equivalents	($5,640)
Cash and cash equivalents at end of period	$156,876

Cash provided by operations for the three months ended March 31, 2012, reflects gross margin dollars generated from revenues coupled with inventory draw downs and timing of outflows to distribution partners and other third parties.  Cash flows used by investing activities were primarily driven by the Edict Acquisition, capital expenditures and the net investment in available for sale debt securities.  Cash provided by financing activities in the three month period ended March 31, 2012 mainly represented the proceeds from stock option exercises coupled with excess tax benefits on share-based compensation as actual tax benefits exceeded the projected benefits as the value of vested restricted shares exceeded their grant date value tempered by the payment of withholding taxes related to the vesting of restricted shares coupled with scheduled principal payments under the Term Loan Facility.

Our working capital, current assets minus current liabilities, of $221 million at March 31, 2012 decreased approximately $51  million from $272 million at December 31, 2011, which primarily reflects the accrual of $45 million during the three months ended March 31, 2012 related to a potential global settlement of a Department of Justice investigation into Strativa’s marketing of Megace® ES coupled with approximately $12 million of contingent purchase price liabilities incurred with the Edict Acquisition tempered by the cash generated by operations.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.73x at March 31, 2012 compared to 2.08x at December 31, 2011.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Three months ended
	March 31,	March 31,
($ in thousands)	2012	2011
Cash received from customers, royalties and other	$276,465	$229,545
Cash paid for inventory	(40,470)	(30,573)
Cash paid to employees	(25,225)	(29,986)
Cash paid to all other suppliers and third parties	(182,381)	(118,477)
Interest (paid) received, net	(2,066)	568
Income taxes received (paid), net	60	(9,075)
Net cash provided by operating activities	$26,383	$42,002

Sources of Liquidity

Our primary source of liquidity is cash received from customers.  The decrease in net cash provided by operating activities for the three months ended March 31, 2012 as compared to the prior year comparable period can be primarily attributed to higher payments to non-inventory suppliers and other third parties such as development and distribution partners, coupled with lower payments to employees tempered by higher cash receipts from customers driven primarily by the launch of budesonide in June 2011, coupled with a full three months of revenues from the products acquired in the Anchen Acquisition on November 17, 2011, primarily bupropion ER and zolpidem.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consists of approximately 71 ANDAs pending with the FDA, including 21 first-to-file opportunities.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of potential liquidity is the capital markets.  We filed a “shelf” registration statement during the second quarter of 2009, under which we may sell a combination of common stock, preferred stock, debt securities, or warrants from time to time for an aggregate offering price of up to $150 million.

On November 17, 2011 we entered into a credit agreement with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank, National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, J.P. Morgan Securities LLC as Sole Bookrunner, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital markets LLC as Joint Lead Arrangers, to provide senior unsecured credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance the Anchen Acquisition, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.  The credit agreement includes an expansion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $150 million under certain circumstances.  As of March 31, 2012, there was $341 million outstanding under the Term Loan Facility while no amounts were outstanding under the Revolving Credit Facility.  We did not have any borrowings under the Revolving Credit Facility during the three months ended March 31, 2012.

Uses of Liquidity

Our uses of liquidity and future and potential uses of liquidity include the following:

•

$413 million paid for the Anchen Acquisition in the fourth quarter of 2011.

•

The payment of the $154 million settlement for certain AWP litigation matters (specifically, claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs) in the third quarter of 2011.  In addition, on June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23 million.  The Mississippi suit was settled and paid in September 2011 for $3.6 million.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $0.9 million.

•

Potential liabilities related to the outcomes of litigation, such as the remaining AWP matters, or the outcomes of investigations by federal authorities, such as the Department of Justice.  In the event that we experience any loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.  We recorded an accrual of $45 million during the three months ended March 31, 2012 related to a potential global settlement of a Department of Justice investigation into Strativa’s marketing of Megace® ES.

•

Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above.

•

Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.   The increase is mainly due to higher payments to non-inventory suppliers and other third parties such as development and distribution partners.

•

Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.  The decrease was mainly due to the non-recurrence of the cash settlement of approximately 115 thousand restricted stock shares with market vesting conditions in January 2011 for approximately $4.1 million.

•

Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS.  In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•

2012 capital expenditures are expected to total approximately $20 million, approximately $4 million of which had been incurred as of March 31, 2012.

•

$36.6 million in total purchase price for the Edict Acquisition that was completed on February 17, 2012.

•

Expenditures related to current business development and product acquisition activities.  As of March 31, 2012, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $16.3 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•

Normal course payables due to distribution agreement partners of approximately $73.2 million as of March 31, 2012 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $73.2 million during the first two months of the second quarter of 2012.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol and budesonide, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Stock Repurchase Program

In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010, 2011 or the year-to-date period of 2012.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2012.  The repurchase program has no expiration date.

Analysis of available for sale debt securities held as of March 31, 2012

In addition to our cash and cash equivalents, we had approximately $30 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of March 31, 2012.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Par Pharmaceutical and Strativa businesses, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of March 31, 2012

The dollar values of our material contractual obligations and commercial commitments as of March 31, 2012 were as follows ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2012	2013 to	2015 to	2017 and
	Obligations		2014	2016	thereafter	Other
AWP settlements in principle	$23,884	$23,884	$ -	$ -	$ -	$ -
Operating leases	24,932	4,020	9,617	5,935	5,360	-
Senior credit facilities	341,250	17,500	96,250	227,500	-	-
Interest payments	38,418	7,470	20,393	10,555	-	-
Fees related to credit facilities	2,019	319	850	850	-	-
Purchase obligations (1)	117,048	117,048	-	-	-	-
Tax liabilities (2)	21,536	949	-	-	-	20,587
Severance payments	389	359	30	-	-	-
Other	663	663	-	-	-	-
Total obligations	$570,139	$172,212	$127,140	$244,840	$5,360	$20,587

 (1)

Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At March 31, 2012 of the total purchase obligations, approximately $10 million related to sumatriptan and approximately $27 million related to metoprolol.

(2)

The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2012, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

Financing

Refer to Note 12 – Senior Credit Facility for a description of a senior credit facility we entered into in connection with the Anchen Acquisition.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  There has been no change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Subsequent Events

On May 3, 2012 we entered into amendments of existing employment agreements with certain of our executive officers, namely Paul V. Campanelli Chief Operating Officer and President, Par Pharmaceutical (our Generic Products Division) and Thomas J. Haughey, President, each of whom was a named executive officer as identified in our Proxy Statement filed on March 30, 2012.  The employment agreements were amended to provide that with respect to the equity awards granted to each of the executives on January 5, 2012, pursuant to our 2012 long term incentive program under our 2004 Performance Equity Plan, the effect of any termination of the executive’s employment with Par would be subject to the terms and conditions set forth in the applicable award agreements relating to the January 5, 2012 equity awards and the 2004 Plan and the provisions of the employment agreement will not be effective with respect to such awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Available for sale debt securities

The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on March 31, 2012 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.

The following table summarizes the carrying value of available for sale securities that subject us to market risk at March 31, 2012 and December 31, 2011 ($ amounts in thousands):

	March 31,	December 31,
	2012	2011
Corporate bonds	$29,630	$25,709

Senior Credit Facilities

On November 17, 2011, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank, National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, J.P. Morgan Securities LLC as Sole Bookrunner, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital Markets LLC as Joint Lead Arrangers, to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  Refer to Notes to Consolidated Financial Statements - Note 12 – "Senior Credit Facilities" contained elsewhere in this Form 10-Q for further details.

The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin.  During three months ended March 31, 2012, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%, representing the one month LIBOR spot rate rounded up to the nearest 1/16th plus 250 basis points.  We are also obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Credit Agreement.

If the one month LIBOR spot rate was to increase or decrease by 0.125% from 2012 rates, interest expense would change by approximately $0.4 million on an annual basis.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Term Loan Facility	$341,250	$345,625
Revolving Credit Facility	-	-
	341,250	345,625
Less current portion	(26,250)	(21,875)
Long-term debt	$315,000	$323,750

Debt Maturities as of March 31, 2012	($ amounts in thousands)
2012	$17,500
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at March 31, 2012	$341,250

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2012.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes identified during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into a licensing agreement with developer Paddock Laboratories, Inc. to market testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s product Androgel®.  As a result of the filing of an ANDA, Unimed and Laboratories Besins Iscovesco (“Besins”), co-assignees of the patent-in-suit, filed a lawsuit on August 22, 2003 against Paddock in the U.S. District Court for the Northern District of Georgia alleging patent infringement.  On September 13, 2006, we acquired from Paddock all rights to the ANDA for the testosterone 1% gel, and the litigation was resolved by a settlement and license agreement that terminated all on-going litigation and permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue.  On March 7, 2007, we were issued a Civil Investigative Demand seeking information and documents in connection with the 2006 court-approved settlement of the patent dispute.  On January 30, 2009, the Bureau of Competition for the Federal Trade Commission (“FTC”) filed a lawsuit against us in the U.S. District Court for the Central District of California alleging violations of antitrust laws stemming from our court-approved settlement in the Paddock litigation, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009.  On April 9, 2009, the U.S. District Court for the Central District of California granted our motion to transfer the FTC lawsuit and the private plaintiffs’ complaints to the U.S. District Court for the Northern District of Georgia.  On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs.  On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit.  On April 25, 2012, the Court of Appeals affirmed the District Court’s dismissal of the FTC’s claims.  On January 20, 2012, we filed a motion for summary judgment in our lawsuit against the private plaintiffs in the U.S. District Court for the Northern District of Georgia seeking to have their claims of sham litigation dismissed.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.

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

On December 11, 2007, AstraZeneca Pharmaceuticals, LP, AstraZeneca UK Ltd., IPR Pharmaceuticals, Inc. and Shionogi Seiyaku Kabushiki Kaisha filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges patent infringement because we submitted a Paragraph IV certification to the FDA for approval of 5 mg, 10 mg, 20 mg and 40 mg rosuvastatin calcium tablets.  On June 29, 2010, after an eight day bench trial, the District Court ruled in favor of the plaintiffs and against us, stating that the plaintiffs’ patents were infringed, and not invalid or unenforceable.  On August 11, 2010, we appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit.  An oral hearing was conducted October 5, 2011, and we await the decision of the Court of Appeals.  On December 15, 2010, the District Court granted our motion to dismiss a second case brought by AstraZeneca, in which AstraZeneca had asserted that we infringed its rosuvastatin process patents, which decision AstraZeneca appealed to the U.S. Court of Appeals for the Federal Circuit on January 14, 2011.  On February 9, 2012, the Court of Appeals affirmed the Delaware District Court’s dismissal of plaintiffs’ claims in the second action.  We intend to defend both actions vigorously.

On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  Oral argument for the appeal is scheduled for May 10, 2012.  We intend to vigorously pursue our appeal.

On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  During the pendency of this action, on June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice.

On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit on May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.

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

On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  We intend to vigorously defend and expeditiously resolve these lawsuits.

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

On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  On March 29, 2012, the court ruled in favor of AstraZeneca on invalidity and infringement, enjoining final approval for any generic defendant until May 28, 2017.

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

On June 14, 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 7,259,186 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral capsules of EQ 45 and EQ 135 mg choline fenofibrate.  On April 18, 2012, the Court entered a stipulation and dismissal of the case.

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

On February 23, 2011, Takeda Pharmaceuticals Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals, LLC, and Takeda Pharmaceuticals America, Inc. filed suit against Handa Pharmaceuticals, LLC in the United States District Court for the Northern District of California.  The complaint alleged infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; and 7,790,755 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of 30 mg and 60 mg dexlansoprazole delayed-release capsules.  On March 12, 2012, we acquired this ANDA under an exclusive acquisition and license agreement, which requires us to manage and fund the on-going patent litigation.  On April 11, 2012, the court issued a claim construction opinion that largely adopted the constructions proposed by plaintiffs.  A trial is scheduled for June 3, 2013.  We intend to vigorously defend this action.

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

On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 8,067,033 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. We intend to defend this action vigorously.

On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 0.6 mg colchicine.  We intend to defend this action vigorously.

On April 10, 2012, Depomed Inc. filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,340,375; 6,488,962; 6,635,280; 6,723,340; 7,438,927; and 7,731,989 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 300 and 600 mg gabapentin.  We intend to defend this action vigorously.

On July 20, 2011, Nautilus Neurosciences, Inc. and APR Applied Pharma Research SA, filed a lawsuit against Edict Pharmaceuticals Pvt. Ltd. (now Par Formulations Pvt. Ltd.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,974,595; 7,482,377; and 7,759,394 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of diclofenac potassium for oral solution 50 mg.  We intend to defend this action vigorously.

Industry Related Matters

Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Louisiana, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Kentucky, Massachusetts, Mississippi, South Carolina, and Texas, as well as the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of March 31, 2012, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In the Utah suit and the state law qui tam brought on behalf of the state of Wisconsin, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.

The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. We intend to vigorously defend these lawsuits.

We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  We filed a motion to dismiss the complaint brought by UFCW on March 26, 2012.  We intend to vigorously defend this lawsuit.

Department of Justice Matter

On March 19, 2009, we were served with a subpoena by the Department of Justice requesting documents related to Strativa’s marketing of Megace® ES.  The subpoena indicated that the Department of Justice is currently investigating promotional practices in the sales and marketing of Megace® ES.  We have cooperated with the Department of Justice in this inquiry and will continue to do so.  Investigations of this type often result in settlements, including monetary amounts based on an agreed upon percentage of sales of the product at issue in the investigation.  We accrued $45,000 thousand in the first quarter of 2012 as management’s best estimate of potential loss related to a potential global settlement in this matter, pending the finalization of definitive settlement terms.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, results of operations, financial condition or liquidity.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 has not materially changed.  The risks described in our Annual Report are not the only risks facing us.  Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)

Quarter Ending March 31, 2012

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2012 through January 31, 2012	44,465	N/A	-	-
February 1, 2012 through February 29, 2012	-	N/A	-	-
March 1, 2012 through March 31, 2012	883	N/A	-	1,124,684
Total	45,348	N/A	-

(1)

In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of March 31, 2012.  The repurchase program has no expiration date.

(2)

The total number of shares purchased represents 45,348 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)

Based on the closing price of our common stock on the New York Stock Exchange of $38.73 at March 30, 2012.

ITEM 6.  EXHIBITS

10.1

Amendment dated May 3, 2012 to Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli (attached herewith).

10.2

Amendment dated May 3, 2012 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey (attached herewith).

10.3

Terms of 2012 LTI Program Stock Option Award (attached herewith).

10.4

Terms of 2012 LTI Program Restricted Stock Unit Award (attached herewith).

10.5

Terms of 2012 LTI Program Performance Share Unit Award (attached herewith).

31.1

Certification of the Principal Executive Officer (filed herewith).

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

Date:  May 8, 2012

/s/ Michael A. Tropiano

Michael A. Tropiano

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

ExExhibit Number

Description

10.1

Amendment dated May 3, 2012 to Employment Agreement, dated as of March 5, 2008, by and between Par Pharmaceutical, Inc. and Paul Campanelli (attached herewith).

10.2

Amendment dated May 3, 2012 to Employment Agreement, dated as of March 4, 2008, by and between Par Pharmaceutical, Inc. and Thomas Haughey (attached herewith).

10.3

Terms of 2012 LTI Program Stock Option Award (attached herewith).

10.4

Terms of 2012 LTI Program Restricted Stock Unit Award (attached herewith).

10.5

Terms of 2012 LTI Program Performance Share Unit Award (attached herewith).

31.1

Certification of the Principal Executive Officer (filed herewith).

31.2

Certification of the Principal Financial Officer (filed herewith).

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2

Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101

The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.