Form 10-Q
period 2012-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2012-08-02
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
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
Yes        No  X_

Number of shares of the Registrant’s common stock outstanding as of July 18, 2012: 36,833,149

PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$241,527	$162,516
Available for sale marketable debt securities	19,459	25,709
Accounts receivable, net	156,067	125,940
Inventories	89,247	106,250
Prepaid expenses and other current assets	24,450	20,475
Deferred income tax assets	45,080	55,966
Income taxes receivable	11,358	27,049
Total current assets	587,188	523,905
Property, plant and equipment, net	102,373	97,790
Intangible assets, net	289,037	311,669
Goodwill	309,551	283,432
Other assets	13,567	14,657
Total assets	$1,301,716	$1,231,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,625	$21,875
Accounts payable	37,203	33,000
Payables due to distribution agreement partners	64,971	69,359
Accrued salaries and employee benefits	13,840	16,174
Accrued government pricing liabilities	28,468	39,614
Accrued legal fees	7,237	4,150
Accrued legal settlements	82,800	37,800
Payable to former Anchen securityholders	12,630	20,620
Accrued expenses and other current liabilities	21,983	9,604
Total current liabilities	299,757	252,196
Long-term liabilities	24,211	19,952
Non-current deferred tax liabilities	26,722	25,974
Long-term debt, less current portion	306,250	323,750
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, par value $0.01 per share, authorized 90,000,000 shares; issued
39,989,734 and 39,677,291 shares	400	397
Additional paid-in capital	403,883	389,166
Retained earnings	325,538	302,984
Accumulated other comprehensive income	37	13
Treasury stock, at cost 3,229,853 and 3,201,858 shares	(85,082)	(82,979)
Total stockholders' equity	644,776	609,581
Total liabilities and stockholders’ equity	$1,301,716	$1,231,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Net product sales	$285,797	$215,018	$549,920	$435,807
Other product related revenues	8,536	9,170	15,885	21,333
Total revenues	294,333	224,188	565,805	457,140
Cost of goods sold, excluding amortization expense	138,371	122,556	303,175	243,094
Amortization expense	12,808	2,606	21,630	5,367
Total cost of goods sold	151,179	125,162	324,805	248,461
Gross margin	143,154	99,026	241,000	208,679
Operating expenses:
Research and development	20,716	8,077	50,616	18,787
Selling, general and administrative	39,667	46,156	81,826	93,101
Intangible asset impairment	—	—	2,000	—
Settlements and loss contingencies, net	—	—	45,000	190,560
Restructuring costs	—	26,986	—	26,986
Total operating expenses	60,383	81,219	179,442	329,434
Operating income (loss)	82,771	17,807	61,558	(120,755)
Interest income	140	382	276	805
Interest expense	(3,069)	(150)	(6,163)	(301)
Income (loss) from continuing operations before provision (benefit) for income taxes	79,842	18,039	55,671	(120,251)
Provision (benefit) for income taxes	28,537	8,859	33,062	(20,587)
Income (loss) from continuing operations	51,305	9,180	22,609	(99,664)
Discontinued operations:
Provision for income taxes	28	127	55	253
Loss from discontinued operations	(28)	(127)	(55)	(253)
Net income (loss)	$51,277	$9,053	$22,554	$(99,917)
Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$1.41	$0.26	$0.62	$(2.79)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	$1.41	$0.25	$0.62	$(2.80)
Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$1.38	$0.25	$0.61	$(2.79)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss)	$1.38	$0.25	$0.61	$(2.80)
Weighted average number of common shares outstanding:
Basic	36,478	35,983	36,392	35,742
Diluted	37,194	36,708	37,122	35,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$51,277	$9,053	$22,554	$(99,917)
Other comprehensive income (loss), net of tax :
Unrealized gain (loss) on marketable securities, net of tax	24	(15)	59	(69)
Add: reclassification adjustment for net gains (losses) included in net income, net of tax	—	—	—	—
Other comprehensive income (loss)	24	(15)	59	(69)
Comprehensive income (loss)	$51,301	$9,038	$22,613	$(99,986)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$22,554	$(99,917)
Deduct: Loss from discontinued operations	(55)	(253)
Income (loss) from continuing operations	22,609	(99,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	10,690	9,162
Depreciation and amortization	31,341	12,381
Intangible asset impairment	2,000	24,226
Allowances against accounts receivable	11,858	6,280
Share-based compensation expense	4,709	5,582
Tax deficiency on exercises of stock options	(357)	(382)
Other, net	646	624
Changes in assets and liabilities:
Increase in accounts receivable	(41,985)	(33,205)
Decrease (increase) in inventories	17,195	(2,773)
(Increase) decrease in prepaid expenses and other assets	(1,742)	2,139
Increase in accounts payable, accrued expenses and other liabilities	32,133	196,544
(Decrease) increase in payables due to distribution agreement partners	(4,388)	25,125
Decrease (increase) in income taxes receivable/payable	17,737	(45,899)
Net cash provided by operating activities	102,446	100,140
Cash flows from investing activities:
Capital expenditures	(7,984)	(5,587)
Adjustment to purchase price of Anchen acquistion	3,786	—
Business acquisitions	(24,686)	—
Purchases of intangibles	—	(450)
Purchases of available for sale debt securities	(6,566)	(23,410)
Proceeds from maturity and sale of available for sale marketable debt securities	12,500	12,000
Net cash used in investing activities	(22,950)	(17,447)
Cash flows from financing activities:
Proceeds from issuances of common stock upon exercise of stock options	5,436	9,810
Proceeds from the issuance of common stock under the Employee Stock Purchase Program	172	170
Excess tax benefits on share-based compensation	4,760	6,859
Purchase of treasury stock	(2,103)	(7,062)
Principal payments under long-term debt	(8,750)	—
Cash settlement of share-based compensation	—	(4,133)
Net cash (used in) provided by financing activities	(485)	5,644
Net increase in cash and cash equivalents	79,011	88,337
Cash and cash equivalents at beginning of period	162,516	218,674
Cash and cash equivalents at end of period	$241,527	$307,011
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,893	$9,120
Interest paid	$4,783	$198
Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,152	$698

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Note 1 - Basis of Presentation:
The accompanying condensed consolidated financial statements at June 30, 2012 and for the three-month and six-month periods ended June 30, 2012 and June 30, 2011 are unaudited.  In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein.  The condensed consolidated balance sheet at December 31, 2011 was derived from the Company’s audited consolidated financial statements included in the 2011 Annual Report on Form 10-K.
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

Note 2 – Anchen Acquisition:
On November 17, 2011, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”) for $412,753 thousand in aggregate consideration (the “Anchen Acquisition”), subject to post-closing adjustment. During the second quarter of 2012, we collected $3,786 thousand as a result of post-closing adjustments with the former Anchen securityholders and adjusted goodwill associated with the Anchen Acquisition as of June 30, 2012. We also believe the purchase price allocation is final.

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
Edict Pharmaceuticals, which is now known as Par Formulations, was a privately-held generic pharmaceutical company until our acquisition.  Par Formulations broadens our industry expertise and expands our R&D and manufacturing capabilities.  The operating results of Par Formulations from February 17, 2012 to June 30, 2012 are included in the accompanying Condensed Consolidated Statements of Operations, reflecting a loss from continuing operations of approximately $1,888 thousand.  The Condensed Consolidated Balance Sheet as of June 30, 2012 reflects the Edict Acquisition

, including goodwill, which represents the Par Formulations workforce’s expertise in R&D and manufacturing.
The Edict Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805.  The acquisition method of accounting uses the fair value concept defined in ASC 820, “Fair Value Measurements and Disclosures.”  ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the Edict Acquisition date and that the fair value of acquired IPR&D be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Edict Acquisition.  The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals.  Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred.  The Edict Acquisition related transaction costs expensed totaled $2,880 thousand and were included in operating expenses as selling, general and administrative for the year ended December 31, 2011 and the six months ended June 30, 2012.  The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Edict as of the effective date of the acquisition was allocated to goodwill in accordance with ASC 805.  The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of Edict as of the effective date of the Edict Acquisition.  Accordingly, the purchase price allocation below is preliminary and may be adjusted upon completion of the final valuation. These adjustments could be material.  The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on February 17, 2012.  The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

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

None of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2012 will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the six months ended June 30, 2012, and the six months ended June 30, 2011 assumes the Edict Acquisition occurred as of January 1, 2011.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Edict Acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	Six Months ended	Six Months ended
(In thousands, except per share data)	June 30, 2012	June 30, 2011
Total revenues	$565,805	$457,140
Income (loss) from continuing operations	23,738	(102,783)
Income (loss) from continuing operations per diluted share	$0.64	$(2.88)

These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets ($750 thousand) had been applied on January 1, 2011, together with the consequential tax effects.
Pro forma income from continuing operations for the six months ended June 30, 2012 was adjusted to exclude $2,880 thousand of Edict Acquisition related costs incurred with the consequential tax effects.  These costs were primarily accounting fees and legal fees.  Pro forma loss from continuing operations for the six months ended June 30, 2011 was adjusted to include the Edict Acquisition related costs with the consequential tax effects.

Note 4 - Available for Sale Marketable Debt Securities:
At June 30, 2012 and December 31, 2011, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 5 - “Fair Value Measurements.”  The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at June 30, 2012 ($ amounts in thousands):

		Unrealized		Estimated Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$19,400	$59	$—	$19,459

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of June 30, 2012.
The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2011 ($ amounts in thousands):

		Unrealized		Estimated Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$25,680	$53	$(24)	$25,709

The following is a summary of the contractual maturities of our available for sale debt securities at June 30, 2012 ($ amounts in thousands):

	June 30, 2012
	Cost	Estimated Fair Value
Less than one year	$15,786	$15,814
Due between 1-2 years	2,700	2,730
Due between 2-5 years	914	915
Total	$19,400	$19,459

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
The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 were as follows ($ amounts in thousands):

	Estimated Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Corporate bonds (Note 4)	$19,459	$—	$19,459	$—
Cash equivalents	$245,389	$245,389	$—	$—

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows ($ amounts in thousands):

	Estimated Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Corporate bonds (Note 4)	$25,709	$—	$25,709	$—
Cash equivalents	$159,719	$159,719	$—	$—

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
The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	June 30, 2012	December 31, 2011
Gross trade accounts receivable	$311,189	$269,204
Chargebacks	(28,698)	(20,688)
Rebates and incentive programs	(44,824)	(35,132)
Returns	(60,406)	(58,672)
Cash discounts and other	(21,105)	(28,672)
Allowance for doubtful accounts	(89)	(100)
Accounts receivable, net	$156,067	$125,940

Allowance for doubtful accounts
	Six months ended
	June 30, 2012	June 30, 2011
Balance at beginning of period	$(100)	$(1)
Additions – charge to expense	(4)	—
Adjustments and/or deductions	15	1
Balance at end of period	$(89)	$—

The following tables summarize the activity for the six months ended June 30, 2012 and the six months ended June 30, 2011, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Six months ended June 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(205,290)	—	(1)	$197,280	$(28,698)
Rebates and incentive programs	(35,132)	(96,881)	(59)		87,248	(44,824)
Returns	(58,672)	(15,362)	1,602	(3)	12,026	(60,406)
Cash discounts and other	(28,672)	(58,025)	(809)		66,401	(21,105)
Total	$(143,164)	$(375,558)	$734		$362,955	$(155,033)

Accrued liabilities (2)	$(39,614)	$(26,909)	—		$38,055	$(28,468)

	Six months ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(19,482)	$(120,659)	—	(1)	$121,055	$(19,086)
Rebates and incentive programs	(23,273)	(52,068)	660		51,402	(23,279)
Returns	(48,928)	(15,808)	265		10,420	(54,051)
Cash discounts and other	(16,606)	(49,605)	(357)		48,414	(18,154)
Total	$(108,289)	$(238,140)	$568		$231,291	$(114,570)

Accrued liabilities (2)	$(32,169)	$(27,473)	$344		$27,150	$(32,148)

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

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, managed health care providers and other indirect purchasers.  The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Approximately 59% of our net product sales were derived from the wholesale distribution channel for the three months ended June 30, 2012 and approximately 62% for the three months ended June 30, 2011.  Approximately 60% of our net product sales were derived from the wholesale distribution channel for the six months ended June 30, 2012 and approximately 61% for the six months ended June 30, 2011. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.
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

Major Customers – Gross Accounts Receivable

	June 30, 2012	December 31, 2011
Cardinal Health, Inc.	27%	19%
McKesson Corporation	26%	25%
CVS Caremark	14%	17%
AmerisourceBergen Corporation	7%	12%
Other customers	26%	27%
Total gross accounts receivable	100%	100%

Note 7 - Inventories:

($ amounts in thousands)

	June 30, 2012	December 31, 2011
Raw materials and supplies	$39,431	$39,331
Work-in-process	7,995	5,330
Finished goods	41,821	61,589
	$89,247	$106,250

Inventory write-offs (inclusive of pre-launch inventories detailed below)

($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Inventory write-offs	$5,951	$504	$8,570	$1,010

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable.  The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared.  This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product.  Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors.  Pre-launch inventories at June 30, 2012 were comprised of generic products in development.  There was no Strativa-related pre-launch inventory at June 30, 2012.
The amounts in the tables below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories

($ amounts in thousands)

	June 30, 2012	December 31, 2011
Raw materials and supplies	$6,257	$7,774
Work-in-process	315	346
Finished goods	1,342	631
	$7,914	$8,751

Write-offs of pre-launch inventories

($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pre-launch inventory write-offs, net of partner allocation	$5,547	$—	$6,507	$—

Note 8 – Property, Plant and Equipment, net:

($ amounts in thousands)

	June 30, 2012	December 31, 2011
Land	$3,985	$1,882
Buildings	29,879	28,186
Machinery and equipment	72,000	66,237
Office equipment, furniture and fixtures	7,526	6,908
Computer software and hardware	49,432	48,198
Leasehold improvements	27,198	27,203
Construction in progress	9,390	8,032
	199,410	186,646
Accumulated depreciation and amortization	(97,037)	(88,856)
	$102,373	$97,790

Depreciation and amortization expense related to property, plant and equipment

($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Depreciation and amortization expense	$4,479	$3,127	$8,859	$6,264

Note 9 - Intangible Assets, net:

($ amounts in thousands)

	June 30, 2012	December 31, 2011
In-process research and development acquired in the Anchen Acquisition, net of accumulated amortization of $0 and $0	$124,700	126,700
Developed products acquired in the Anchen Acquisition, net of accumulated amortization of $13,036 and $1,650	72,164	83,550
QOL Medical, LLC Asset Purchase Agreement, net of accumulated amortization of $14,820 and $12,540	39,901	42,181
Teva Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $2,664 and $1,255	15,336	16,745
Glenmark Generics Limited and Glenmark Generics, Inc. USA Licensing Agreement, net of accumulated amortization of $0 and $0	15,000	15,000
Synthon Pharmaceuticals, Inc. Asset Purchase Agreement, net of accumulated amortization of $0 and $0	9,600	9,600
Covenant not-to-compete acquired in the Anchen Acquisition, net of accumulated amortization of $1,842 and $358	7,059	8,542
Teva Pharmaceuticals, Inc. License and Distribution Agreement, net of accumulated amortization of $4,000 and $0	2,000	6,000
In-process research and development acquired in the Edict Acquisition, net of accumulated amortization of $0	1,100	—
Genpharm, Inc. Distribution Agreement, net of accumulated amortization of $10,109 and $9,748	724	1,085
Covenant not-to-compete acquired in the Edict Acquisition, net of accumulated amortization of $94	656	—
SVC Pharma LP License and Distribution Agreement, net of accumulated amortization of $3,278 and $3,034	406	650
Other intangible assets, net of accumulated amortization of $7,231 and $7,209	391	414
Trademark licensed from Bristol-Myers Squibb Company, net of accumulated amortization of $10,000 and $9,148	—	852
MDRNA, Inc. Asset Purchase Agreement, net of accumulated amortization of $2,100 and $1,750	—	350
	$289,037	$311,669

We recorded amortization expense related to intangible assets of $22,482 thousand for the six months ended June 30, 2012 and $6,118 thousand for the six months ended June 30, 2011.  The majority of this amortization expense was included in cost of goods sold.
On November 17, 2011, Par completed the Anchen Acquisition.  Refer to Note 2, “Anchen Acquisition” for details of the transaction.  As part of the Anchen Acquisition, we acquired intangible assets related to IPR&D, products derived from developed technology, and a covenant not to compete from a former Anchen securityholder and employee.
The value of in-process research and development acquired in the Anchen Acquisition was capitalized and accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each project.  Upon successful completion and launch of each project, we will make a separate determination of useful life of the IPR&D intangible.  Amortization expense of the related intangible assets will commence when each product is launched. During the six months ended June 30, 2012, we abandoned an in-process research and development project acquired in the Anchen Acquisition and recorded an intangible asset impairment of $2,000 thousand.
On October 18, 2011, we announced that we acquired rights to three products from Teva Pharmaceuticals in connection with Teva’s acquisition of Cephalon.  Under terms of the agreements, Par owns the ANDAs of fentanyl citrate lozenges, a generic version of Actiq®, and cyclobenzaprine ER capsules, the generic version of Amrix®, as well as the U.S. rights to market modafinil tablets, the generic version of Provigil®.  Par began shipping to the trade all strengths of fentanyl citrate lozenges shortly after the acquisition.  Par began shipping to the trade all strengths of modafinil tablets in April 2012. Cyclobenzaprine ER capsules and modafinil tablets were not previously marketed by Teva.  We paid $24,000 thousand to acquire fentanyl citrate lozenges and modafinil tablets.  We would also be obligated to pay up to an additional $1,000 thousand milestone upon the launch of cyclobenzaprine ER capsules depending on timing of our launch.  In April 2012, Cephalon, a subsidiary of Teva Pharmaceutical Industries Ltd., won an appeal in the US Court of Appeals for the Federal Circuit in Washington reversing a lower court decision to invalidate Cephalon’s existing patents covering cyclobenzaprine ER capsules, which expire in 2023 and 2025.   We allocated the $24,000 thousand paid for fentanyl citrate lozenges ($18,000 thousand) and for modafinil tablets ($6,000 thousand) based on expected future cash flows.  The remaining net book value of the intangible asset related to fentanyl citrate lozenges ($15,336 thousand) will be amortized over approximately five years.  Amortization expense of the intangible asset related to modafinil tablets commenced when the product was launched in April 2012.

Estimated Amortization Expense for Existing Intangible Assets at June 30, 2012
The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after June 30, 2012.

($ amounts in thousands)

Estimated Amortization Expense
2012	$15,820
2013	33,711
2014	47,304
2015	44,602
2016	39,691
2017 and thereafter	107,909
$289,037

As of June 30, 2012, we determined through our evaluation that intangible assets were recoverable.

Note 10 - Goodwill:

($ amounts in thousands)

	June 30, 2012	December 31, 2011
Kali Laboratories, Inc.	$63,729	$63,729
Anchen Acquisition	215,917	219,703
Edict Acquisition	29,905	—
	$309,551	$283,432

In 2004, we acquired all of the capital stock of Kali Laboratories, Inc., a generic pharmaceutical research and development company, for approximately $142,800 thousand in cash and warrants to purchase 150,000 shares of our common stock valued at approximately $2,500 thousand.  The acquisition resulted in goodwill, which was allocated to Par.
As noted in Note 2, “Anchen Acquisition,” in 2011 we acquired Anchen for $412,753 thousand in aggregate consideration. This goodwill was allocated to Par. During the second quarter of 2012, we collected $3,786 thousand as a result of post-closing adjustments with the former Anchen securityholders and adjusted goodwill associated with the Anchen Acquisition as of June 30, 2012.
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
The FASB has issued ASU 2011-8, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  This amendment of Codification will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment includes a number of examples of events and circumstances for an entity to consider in conducting the qualitative assessment.  This amendment to the Codification is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Note 11 - Income Taxes:

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Provision (benefit) for income taxes	$28,537	$8,859	$33,062	$(20,587)
Effective tax rate	36%	49%	59%	17%

The effective tax rate for the three months ended June 30, 2012 reflects our estimate of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies. The effective tax rate for the six months ended June 30, 2012 reflects our estimate of the portion of loss contingencies which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies.   Current deferred income tax assets at June 30, 2012 consisted of temporary differences primarily related to accounts receivable reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at June 30, 2012 consisted of timing differences primarily related to intangible assets, stock options and depreciation.
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
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2012, we had $21,342 thousand included in “Long-term liabilities” and $949 thousand in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.

Note 12 - Senior Credit Facility:

($ amounts in thousands)

	June 30, 2012	December 31, 2011
Term Loan Facility	$336,875	$345,625
Revolving Credit Facility	—	—
	336,875	345,625
Less current portion	(30,625)	(21,875)
Long-term debt	$306,250	$323,750

In connection with our acquisition of Anchen, a privately-held specialty pharmaceutical company, we entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank, National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, J.P. Morgan Securities LLC as Sole Bookrunner, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital Markets LLC as Joint Lead Arrangers, to provide senior credit facilities to be comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350,000 thousand and a five-year Revolving Credit Facility in an initial amount of $100,000 thousand.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance our acquisition of Anchen, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and attachments and any change of control.   The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in acquisitions of other companies, products or product lines or mergers or consolidations; (iv) engage in dispositions of assets; (v) make investments, loans, guarantees or advances in or to other companies; (vi) pay dividends and distributions or repurchase capital stock; (vii) enter into sale and leaseback transactions; (viii) engage in transactions with affiliates; and (ix) change the nature of our business.  In addition, the Credit Agreement requires us to maintain the following financial covenants: (a) a maximum leverage ratio, and (b) a minimum fixed charge coverage ratio.  While initially unsecured, we could be obligated to secure our obligations under the Credit Agreement should our leverage ratio exceed a predetermined threshold for two consecutive quarters.  We were in compliance with all financial covenants as of June 30, 2012.  All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries, including Par Pharmaceutical, Inc., Anchen Incorporated, and Anchen Pharmaceuticals, Inc.
The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin.  During the six months ended June 30, 2012, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%.  We are obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  The Credit Agreement includes an accordion feature pursuant to which we are able to increase the amount available to be borrowed by up to an additional $150,000 thousand under certain circumstances.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Agreement.  The Credit Agreement expires in five years.  Based on the variable interest rate associated with the Term Loan Facility, its carrying value approximated its fair value at June 30, 2012.

Debt Maturities as of June 30, 2012	($ amounts in thousands)
2012	$13,125
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at June 30, 2012	$336,875

Note 13 - Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the six-month period ended June 30, 2012 were as follows (share amounts and $ amounts in thousands):

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income
Balance, December 31, 2011	39,678	$397	$389,166	$13
Unrealized income on available for sale securities, net of tax	—	—	—	24
Exercise of stock options	224	2	5,434	—
Net excess tax benefit from share-based compensation	—	—	4,403	—
Issuance of common stock under the Employee Stock Purchase Program	—	—	172	—
Forfeitures of restricted stock	(10)	—	—	—
Issuances of restricted stock	98	1	(1)	—
Compensatory arrangements (a)	—	—	4,709	—
Balance, June 30, 2012	39,990	$400	$403,883	$37

(a)	Share-based compensation expense includes equity-settled awards only.

In September 2007, our Board of Directors approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010, 2011 or the year-to-date period of 2012. The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2012. The repurchase program has no expiration date, but would end if our common stock is delisted and we deregister as a public company. For more information, please see our Current Report on Form 8-K, filed July 16, 2012 and our Preliminary Proxy Statement on Schedule 14A, expected to be filed on or about August 2, 2012.

Note 14 - Earnings Per Share:
The following is a reconciliation of the amounts used to calculate basic and diluted earnings per share (share amounts and $ amounts in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income (loss) from continuing operations	$51,305	$9,180	$22,609	$(99,664)
Provision for income taxes from discontinued operations	28	127	55	253
Loss from discontinued operations	(28)	(127)	(55)	(253)
Net income (loss)	$51,277	$9,053	$22,554	$(99,917)
Basic:
Weighted average number of common shares outstanding	36,478	35,983	36,392	35,742
Income (loss) from continuing operations	$1.41	$0.26	$0.62	$(2.79)
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share of common stock	$1.41	$0.25	$0.62	$(2.80)
Assuming dilution:
Weighted average number of common shares outstanding	36,478	35,983	36,392	35,742
Effect of dilutive securities	716	725	730	—
Weighted average number of common and common equivalent shares outstanding	37,194	36,708	37,122	35,742
Income (loss) from continuing operations	$1.38	$0.25	$0.61	$(2.79)
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per share of common stock	$1.38	$0.25	$0.61	$(2.80)

Outstanding options of 1,059 thousand as of June 30, 2012 and 774 thousand as of June 30, 2011 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during the respective periods and their inclusion would, therefore, have been anti-dilutive.  Since we had a net loss for the six-month period ended June 30, 2011, basic and diluted net loss per share of common stock is the same, because the effect of including potential common stock equivalents (such as stock options, restricted shares, and restricted stock units) would be anti-dilutive.  The effect of dilutive securities would have been 813 thousand on weighted average number of common shares outstanding for the six months ended June 30, 2011.

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
On May 17, 2012, our stockholders approved the 2012 Omnibus Incentive Plan (the "omnibus plan"), which reserves a pool of awards equal to the sum of 6.5 million shares, plus any shares added to the omnibus plan related to an award granted under the prior plans that expires, is forfeited or is terminated. Each stock option or stock appreciation right granted will count as one share against the omnibus plan and all other grants will count as 1.75 shares against the omnibus plan share reserve. We issue new shares of common stock when stock option awards are exercised.  Stock option awards outstanding under our current plans were granted at exercise prices that were equal to the market value of our common stock on the date of grant. At June 30, 2012, approximately 6.5 million shares remain available under the omnibus plan for stock option, restricted stock and restricted stock unit and other permitted grants.

Stock Options
We use the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Risk-free interest rate	0.8%	—%	0.8%	2.2%
Expected life (in years)	4.7	—	4.7	5.2
Expected volatility	42.8%	—%	43.9%	44.6%
Dividend	—%	—%	—%	—%

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
The following is a summary of the weighted average per share fair value of options granted in the six-month periods ended June 30, 2012 and June 30, 2011.

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Weighted average per share fair value of options granted	$13.48	$—	$12.46	$15.42

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the six-month periods ended June 30, 2012 and June 30, 2011 ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of goods sold	$97	$910	$200	$2,253
Selling, general and administrative	871	101	1,800	250
Total, pre-tax	$968	$1,011	$2,000	$2,503
Tax effect of share-based compensation	(358)	(384)	(740)	(951)
Total, net of tax	$610	$627	$1,260	$1,552

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2011	2,286	$30.11
Granted	310	32.97
Exercised	(224)	21.56
Forfeited	(28)	29.80
Balance at June 30, 2012	2,344	$31.31	5.5	$20,774
Exercisable at June 30, 2012	1,519	$33.35	4.1	$13,619
Vested and expected to vest at June 30, 2012	2,314	$31.31	5.5	$20,617

Total fair value of shares vested ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total fair value of shares vested	$63	$173	$3,120	$3,928

As of June 30, 2012, the total compensation cost related to all non-vested stock options granted to employees but not yet recognized was approximately $7.6 million net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining weighted average vesting period of 2.6 years.

Restricted Stock/Restricted Stock Units
Outstanding restricted stock and restricted stock units generally vest ratably over four years.  The related share-based compensation expense is recorded over the requisite service period, which is the vesting period.  The fair value of restricted stock is based on the market value of our common stock on the date of grant.
The impact on our results of operations of recording share-based compensation from restricted stock for the six-month periods ended June 30, 2012 and June 30, 2011 was as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of goods sold	$118	$1,265	$245	$2,772
Selling, general and administrative	1,062	140	2,207	308
Total, pre-tax	$1,180	$1,405	$2,452	$3,080
Tax effect of stock-based compensation	(437)	(534)	(907)	(1,170)
Total, net of tax	$743	$871	$1,545	$1,910

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2011	281	$24.28
Granted	99	32.89
Vested	(128)	21.90
Forfeited	(10)	32.00
Non-vested balance at June 30, 2012	242	$28.73	$8,736

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2011	69	$36.47
Granted	79	32.97
Vested	(24)	36.16
Forfeited	—	—
Non-vested restricted stock unit balance at June 30, 2012	124	$34.30	$4,496
Vested awards not issued	193	$24.05	$6,950
Total restricted stock unit balance at June 30, 2012	317	$28.07	$11,446

As of June 30, 2012, the total compensation cost related to all non-vested restricted stock and restricted stock units (excluding restricted stock grants with market conditions described below) granted to employees but not yet recognized was approximately $8.2 million, net of estimated forfeitures; this cost will be amortized on a straight-line basis over the remaining weighted average vesting period of approximately 2.6 years.

Cash-settled Restricted Stock Unit Awards
We grant cash-settled restricted stock unit awards that vest ratably over four years to certain employees.  The cash-settled restricted stock unit awards are classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  Cash settled restricted stock units entitle such employees to receive a cash amount determined by the fair value of our common stock on the vesting date.  The fair values of these awards are remeasured at each reporting period (mark-to-market) until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Cash-settled restricted stock unit awards are subject to forfeiture if employment terminates prior to vesting.  Share-based compensation expense for cash-settled restricted stock unit awards are recognized ratably over the service period.  Cash-settled restricted stock unit awards do not decrease shares available for future share-based compensation grants.
The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the six-month periods ended June 30, 2012 and June 30, 2011 was as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of goods sold	$48	$257	$132	$934
Selling, general and administrative	432	28	1,190	104
Total, pre-tax	$480	$285	$1,322	$1,038
Tax effect of stock-based compensation	(178)	(108)	(489)	(394)
Total, net of tax	$302	$177	$833	$644

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Number of Awards	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	149	$32.97
Granted	137	33.37
Vested	(38)	32.55
Forfeited	(14)	32.04
Awards outstanding at June 30, 2012	234	$33.33	$8,471

As of June 30, 2012, unrecognized compensation costs related to non-vested cash-settled restricted stock units was approximately $6.5 million, net of estimated forfeitures.  This cost will be amortized on a straight-line basis over the remaining vesting period of approximately 3.0 years.

Employee Stock Purchase Program:
We maintain an Employee Stock Purchase Program (the “Program”).  The Program is designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended.  It enables eligible employees to purchase shares of our common stock at a 5% discount to the fair market value.  An aggregate of 1.0 million shares of common stock has been reserved for sale to employees under the Program.  At June 30, 2012, approximately 700 thousand shares remain available under the Program.

(amounts in thousands)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares purchased by employees	3	3	5	6

Chief Executive Officer Specific Share-based Compensation
On November 2, 2010, we entered into a new employment agreement with Patrick LePore, in his capacity as President and Chief Executive Officer, effective as of January 1, 2011.  His new employment agreement is for a three-year term, ending December 31, 2013, subject to certain early termination events.  Pursuant to the employment agreement, Mr. LePore is eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of Mr. LePore’s three-year employment term (January 1, 2011 to December 31, 2013).  Mr. LePore will be eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more).  He will not be eligible to receive an incentive compensation award if the Company’s three-year CAGR is below 4%, and no incentive compensation award will be payable if the employment agreement is terminated prior to its expiration unless a change of control (as defined in the agreement) has occurred.  These CAGR based awards will be classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet.  The fair values of these awards are remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the awards vest and are paid.  Fair value fluctuations are recognized as cumulative adjustments to share-based compensation expense and the related liabilities.  Share-based compensation expense for these CAGR awards will be recognized ratably over the three-year service period.  From January 1, 2011 through June 30, 2012, we recognized $749 thousand of expense associated with this plan.
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

Corporate Litigation
We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The consolidated class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  On September

30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The co-lead plaintiffs filed a motion to certify the class.  After class discovery, both co-lead plaintiffs withdrew and a new lead plaintiff, Louisiana Municipal Police Employees Retirement Fund (LAMPERS) and its counsel, Berman DeValerio, were substituted in as lead plaintiff and new lead counsel.  LAMPERS filed a motion for class certification, which was granted by the Court on July 23, 2012.  We and Messrs. O'Connor and Tarriff have answered the amended complaint and intend to vigorously defend the consolidated class action.
Between July 24 and July 30, 2012 we, certain of our current directors, TPG Capital L.P. (“TPG Capital”), Sky Growth Holding Corporation (“Sky Holding”), and Sky Growth Acquisition Corporation (“Sky Growth”) (collectively, TPG Capital, Sky Holding, and Sky Growth, shall be referred to as “TPG”) were named as defendants in five class action lawsuits brought by and on behalf of current owners of our common stock. These lawsuits are captioned Nadoff v. Par Pharmaceutical Companies, Inc., et al., C.A. No. 7715-VCP (Del. Ch.), KBC Asset Management N.V. v. Par Pharmaceutical Companies, et al., C.A. No. 7725-VCP (Del. Ch.), Greenberg v. Knight, et al., C.A. No. 7734-VCP (Del. Ch.), Duvall v. Par Pharmaceutical Companies, Inc., et al. No. C-226-12 (N.J. Super. Ct. Ch. Div.) and Wilkinson v. LePore, et al., No. C-229-12 (N.J. Super. Ct. Ch. Div.). These lawsuits follow our July 16, 2012 announcement that we and TPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which TPG will acquire the Company, subject to customary closing conditions including Par stockholder approval.  The lawsuits each allege that the Company's directors have breached their fiduciary duties to the Company's stockholders in connection with the merger. The lawsuits further claim that TPG aided and abetted the directors' alleged breaches of fiduciary duties. The Greenberg and Wilkinson actions also assert an aiding and abetting claim against the Company.  The lawsuits generally seek equitable relief, including an injunction preventing the consummation of the merger, rescission in the event the merger is consummated, invalidation or amendment of deal protections, and an award of attorneys' and other fees and costs. More complaints may be filed going forward. The Company and its directors believe that the claims in each of these lawsuits are without merit, and intend to vigorously defend all pending claims.

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
On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  On June 5, 2012, the court issued a per curiam affirmance of the lower court's decision not to award attorneys' fees to one of our co-defendants but, in that decision, did not otherwise reach the merits of our appeal. We intend to vigorously pursue our appeal.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of

Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  During the pendency of this action, on June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice. On May 29, 2012, the Delaware court ruled in favor of Pronova on infringement, validity, and enforceability. On June 25, 2012, we filed our notice of appeal to the Court of Appeals for the Federal Circuit and intend to vigorously prosecute this appeal.
On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit on May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  On June 1, 2012, the court issued a Markman opinion in the case construing the definition of key claim terms delimiting active release and coating solubility.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.
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
On March 25, 2011, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  On July 17, 2012, a stipulation and order to stay the case in Delaware was entered pending regulatory review of a pending settlement between us and the Delaware plaintiffs. We intend to vigorously defend and expeditiously resolve these lawsuits.
On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  On July 17, 2012, a stipulation and order to stay the case in Delaware was entered pending regulatory review of a pending settlement between us and the Delaware plaintiffs. We intend to vigorously defend and expeditiously resolve these lawsuits.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011, and our case was consolidated with those for the other defendants, Actavis, Impax, and Wockhardt, on September 26, 2011.  The Court has scheduled a Markman hearing for October 5, 2012, and a 10-day bench trial for September 9, 2013. On June 15, 2012, the cases of all current generic defendants were consolidated for all purposes. We intend to defend this action vigorously.
On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of

Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  Our case has been consolidated in the same Court with those of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on August 17, 2012; the end of Markman briefing for October 12, 2012; and a trial date of December 10, 2012.  On July 17, 2012, Somaxon announced our settlement of the litigation pursuant to a license agreement permitting date certain entry in 2020 or earlier in certain circumstances.
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
On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  On March 29, 2012, the court ruled in favor of AstraZeneca on invalidity and infringement, enjoining final approval for any generic defendant until May 28, 2017.  While other co-defendants have appealed the decision, we have chosen not to join the appeal.
On June 10, 2010, Genzyme Corporation filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,602,116, and 6,903,083 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 0.5, 1, and 2.5 mcg doxercalciferol.  A bench trial was conducted from November 14-18, 2011.  On June 11, 2012, the court issued a decision in favor of Sanofi (the acquirer of Genzyme) on infringement and validity. While other co-defendants have appealed, we have chosen not to join the appeal.
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
On September 9, 2011, Flamel Technologies, S.A. filed a lawsuit against Anchen in the U.S. District Court for the District of Maryland.  The complaint alleges infringement of U.S. Patent No. 6,022,562 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral capsules of 10, 20, 40, and 80 mg carvedilol.  The complaint was served on us on January 12, 2012, and we filed our answer on January 30, 2012.  On June 5, 2012, the case was dismissed pursuant to stipulation as between the parties, in addition to a stipulation of dismissal of the third party complaint against GlaxoSmithKline.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745,466 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium.  We filed our answer on December 12, 2011.  On June 11, 2012, our case was consolidated with those of the other standing generic defendants for all purposes. We will continue to defend this action vigorously.
On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 8,067,033 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. On April 26, 2012, we filed our answer and counterclaims. We intend to defend this action vigorously.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 0.6 mg colchicine.  On April 26, 2012, we filed our answer and counterclaims. We intend to defend this action vigorously.
On April 10, 2012, Depomed Inc. filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,340,375; 6,488,962; 6,635,280; 6,723,340; 7,438,927; and 7,731,989 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 300 and 600 mg gabapentin. We filed our answer on May 3, 2012. We intend to defend this action vigorously.
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

On June 22, 2012, Pfizer, Inc., Wyeth, LLC et al. filed lawsuits against the Company in the U.S. District Courts for the District of Delaware and the Central District of California. The complaints allege infringement of U.S. Patent No. 6,673,838 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of O-desmethylvenlafaxine succinate extended release tablets 50 mg and 100 mg. We intend to defend this action vigorously.
Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, Louisiana, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Kentucky, Massachusetts, Mississippi, South Carolina, and Texas, as well as the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of June 30, 2012, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.
The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The

United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. On July 13, 2012, we filed an Answer and Affirmative Defense to Indiana's Amended Complaint. We intend to vigorously defend these lawsuits.
We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  We filed a motion to dismiss the complaint brought by UFCW on March 26, 2012, and the motion to dismiss was granted on July 16, 2012.
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
 The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Par Pharmaceutical	$273,109	$202,449	$524,276	$412,193
Strativa	21,224	21,739	41,529	44,947
Total revenues	$294,333	$224,188	$565,805	$457,140
Gross margin:
Par Pharmaceutical	$127,121	$83,994	$209,571	$176,554
Strativa	16,033	15,032	31,429	32,125
Total gross margin	$143,154	$99,026	$241,000	$208,679
Operating income (loss):
Par Pharmaceutical	$81,408	$51,845	$105,456	$(80,901)
Strativa	1,363	(34,038)	(43,898)	(39,854)
Total operating income (loss)	$82,771	$17,807	$61,558	$(120,755)
Interest income	140	382	276	805
Interest expense	(3,069)	(150)	(6,163)	(301)
Provision (benefit) for income taxes	28,537	8,859	33,062	(20,587)
Income (loss) from continuing operations	$51,305	$9,180	$22,609	$(99,664)

Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Strativa.  Therefore, such allocations by segment are not provided.
Total revenues of our top selling products were as follows ($ amounts in thousands):

Product	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Par Pharmaceutical
Modafinil (Provigil®)	$57,484	$—	$57,484	$—
Metoprolol succinate ER (Toprol-XL®)	48,953	63,706	110,718	127,124
Budesonide (Entocort® EC)	33,513	16,357	71,497	16,357
Propafenone (Rythmol SR®)	17,888	13,311	36,980	35,350
Sumatriptan succinate injection (Imitrex®)	13,945	15,284	30,644	31,983
Bupropion ER (Wellbutrin®)	12,010	—	23,364	—
Chlorpheniramine/Hydrocodone (Tussionex®)	7,984	7,022	21,941	19,701
Zolpidem (Ambien CR®)	5,342	—	12,264	—
Cholestyramine Powder (Questran®)	4,958	4,077	9,878	7,760
Tramadol ER (Ultracet ER®)	4,593	5,873	10,422	11,954
Dronabinol (Marinol®)	4,444	8,118	12,047	14,989
Meclizine Hydrochloride (Antivert®)	3,783	4,562	7,969	9,437
Amlodipine and Benazepril HCl (Lotrel®)	1,729	12,505	4,177	30,675
Nateglinide (Starlix®)	3,518	3,815	7,542	8,120
Other (1)	46,170	38,774	95,160	81,809
Other product related revenues (2)	6,795	9,045	12,189	16,934
Total Par Pharmaceutical Revenues	$273,109	$202,449	$524,276	$412,193

Product	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Strativa
Megace® ES	$14,212	$14,050	$26,390	$28,135
Nascobal® Nasal Spray	5,380	6,274	11,312	10,152
Oravig®	(3)	1,027	152	1,776
Zuplenz®	(106)	263	(21)	485
Other product related revenues (2)	1,741	125	3,696	4,399
Total Strativa Revenues	$21,224	$21,739	$41,529	$44,947

(1)	No single product in the other category is in excess of 3% of total generic revenues for the six-month period ended June 30, 2012 or for the six-month period ended June 30, 2011.

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

Note 19 - Subsequent Events:

On July 14, 2012, we entered into an Agreement and Plan of Merger (the “Agreement”) with Sky Growth Holdings Corporation, a Delaware corporation (“Parent”), and Sky Growth Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”).
Parent and Merger Sub are beneficially owned by affiliates of TPG Capital, L.P. and were formed solely for the purposes of executing the Agreement and facilitating the Merger. The Agreement provides for a purchase price of approximately $1.9 billion for our fully diluted equity. We expect this transaction to close, subject to customary conditions, before the end of 2012. Some of the customary conditions to closing include obtaining the approval of the holders of a majority of the outstanding shares of our common stock and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Under the Agreement, we may solicit superior proposals from third parties through August 24, 2012. Parent has certain termination rights that could require us to pay Parent a termination fee of $24 million or $48 million, based on the circumstances of the termination, plus in each case up to $7 million in Parent's expenses. We also have certain termination rights in certain circumstances.
On July 14, 2012, in conjunction with our execution of the Agreement, we modified our Rights Agreement dated as of October 27, 2004, with American Stock Transfer & Trust Company (the “Rights Agreement”), to render the Rights Agreement inapplicable to the Agreement and the Merger and to cause the Rights Agreement to terminate immediately prior to the effective time of the Merger.
For more information about the Merger, the Agreement and our modification of the Rights Agreement, please see our Current Report on Form 8-K, filed July 16, 2012 and our Preliminary Proxy Statement on Schedule 14A, expected to be filed on or about August 2, 2012.

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
On July 14, 2012, we entered into an Agreement and Plan of Merger (the “Agreement”) with Sky Growth Holdings Corporation, a Delaware corporation (“Parent”), and Sky Growth Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are beneficially owned by affiliates of TPG Capital, L.P. and were formed solely for the purposes of executing the Agreement and facilitating the Merger. The Agreement provides for a purchase price of approximately $1.9 billion for our fully diluted equity. We expect this transaction to close, subject to customary conditions, before the end of 2012. Some of the customary conditions to closing include obtaining the approval of the holders of a majority of the outstanding shares of our common stock and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the Agreement, we may solicit superior proposals from third parties through August 24, 2012. Parent has certain termination rights that could require us to pay Parent a termination fee of $24 million or $48 million, based on the circumstances of the termination, plus in each case up to $7 million in Parent's expenses. We also have certain termination rights in certain circumstances. For more information about the Merger, and the Agreement, please see our Current Report on Form 8-K, filed July 16, 2012.
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
In addition to these acquisitions, Par’s recent achievements included the product launches of generic versions of Provigil®, and Actiq®. Par also continues to execute business development agreements, settle Paragraph IV litigations, and all three of Par's manufacturing facilities passed all recent FDA inspections.  As a result, we believe we are well positioned to compete in the generic marketplace over the long term.  We target high-value, first-to-file Paragraph IVs or first–to-market product opportunities.  We had 72 total filed ANDAs that represented over $20 billion of combined branded product sales.  These ANDA filings included 23 first-to-files product opportunities.  Generally, products that we have developed internally contribute higher gross margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
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
In the six month period ended June 30, 2012, our generic business net revenues and gross margin were concentrated in a few products.  The top eight generic products (metoprolol, budesonide, modafinil, propafenone, sumatriptan, bupropion ER, chlorpheniramine/hydrocodone, and zolpidem) accounted for approximately 64% of total consolidated revenues and approximately 58% of total consolidated gross margins in the quarter ended June 30, 2012.
We began selling metoprolol in 2006 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  We had three competitors in the metoprolol market during the six months ended June 30, 2012 as compared to two competitors in the prior year period.  Additional competitors on any or all of the four SKUs could result in significant additional declines in sales volume and unit price, which would negatively impact our revenues and gross margins.  As the authorized generic distributor for metoprolol, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.
In 2008, we launched generic versions of Imitrex® (sumatriptan) injection 4mg and 6mg starter kits and 4mg and 6mg prefilled syringe cartridges pursuant to a supply and distribution agreement with GlaxoSmithKline plc.  On August 1, 2011, an additional competitor launched a single strength of sumatriptan.  Our supply agreement with GlaxoSmithKline expired in November 2011, and we have not secured a new supply of this product.  We are continuing to distribute our existing inventory until depleted.  As of June 30, 2012, we believe we were the sole generic distributor of two SKUs with two competitors on the 6mg strength.  Our future sales volume and unit price for our remaining inventory may be adversely impacted by any additional competition.
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
We began selling propafenone, the generic version of Rythmol® SR, in January 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a paragraph IV certification for this product.  We manufacture and distribute this product.  We believe we remained the single source generic supplier for this product as of June 30, 2012.  The market entry of any competition on this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
We began selling budesonide, the generic version of Entocort® EC, in June 2011 as the authorized generic distributor pursuant to a supply and distribution agreement with AstraZeneca.  We are one of two competitors in this market.  As the authorized generic distributor for budesonide, we do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.
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
In October 2011, we acquired the rights to three products from Teva Pharmaceuticals in connection with Teva's acquisition of Cephalon. As part of this acquisition, we obtained the U.S. rights to market modafinil tablets, the generic version of Provigil®. Par began shipping to the trade all strengths of modafinil tablets in April 2012. Modafinil tablets were not previously marketed by Teva.   We allocated $6 million of the purchase price of the acquisition to modafinil tablets based on expected future cash flows.  Amortization expense of the intangible asset related to modafinil tablets commenced when the product was launched in April 2012. We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues could also have a negative effect on our revenues and gross margins.
In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  We or our strategic partners had approximately 72 ANDAs pending with the FDA, which include 23 first-to-file opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

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
On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  Under the terms of the all cash transaction, we paid QOL Medical $54.5 million for the worldwide rights to Nascobal®.  We manufacture Nascobal® with assets acquired on March 31, 2009 from MDRNA, Inc.  The remaining net book value of the related intangible asset was $39.9 million at June 30, 2012, and will be amortized over approximately nine years.

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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:

Revenues
Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
($ amounts in thousands)	June 30, 2012	June 30, 2011	$ Change	June 30, 2012	June 30, 2011	$ Change
Product
Par Pharmaceutical
Modafinil (Provigil®)	$57,484	$—	$57,484	$57,484	$—	$57,484
Metoprolol succinate ER (Toprol-XL®)	48,953	63,706	(14,753)	110,718	127,124	(16,406)
Budesonide (Entocort® EC)	33,513	16,357	17,156	71,497	16,357	55,140
Propafenone (Rythmol SR®)	17,888	13,311	4,577	36,980	35,350	1,630
Sumatriptan succinate injection (Imitrex®)	13,945	15,284	(1,339)	30,644	31,983	(1,339)
Bupropion ER (Wellbutrin®)	12,010	—	12,010	23,364	—	23,364
Chlorpheniramine/Hydrocodone (Tussionex®)	7,984	7,022	962	21,941	19,701	2,240
Zolpidem (Ambien CR®)	5,342	—	5,342	12,264	—	12,264
Cholestyramine Powder (Questran®)	4,958	4,077	881	9,878	7,760	2,118
Tramadol ER (Ultracet ER®)	4,593	5,873	(1,280)	10,422	11,954	(1,532)
Dronabinol (Marinol®)	4,444	8,118	(3,674)	12,047	14,989	(2,942)
Meclizine Hydrochloride (Antivert®)	3,783	4,562	(779)	7,969	9,437	(1,468)
Amlodipine and Benazepril HCl (Lotrel®)	1,729	12,505	(10,776)	4,177	30,675	(26,498)
Nateglinide (Starlix®)	3,518	3,815	(297)	7,542	8,120	(578)
Other	46,170	38,774	7,396	95,160	81,809	13,351
Other product related revenues	6,795	9,045	(2,250)	12,189	16,934	(4,745)
Total Par Pharmaceutical Revenues	$273,109	$202,449	$70,660	$524,276	$412,193	$112,083

Strativa
Megace® ES	$14,212	$14,050	$162	$26,390	$28,135	$(1,745)
Nascobal® Nasal Spray	5,380	6,274	(894)	11,312	10,152	1,160
Oravig®	(3)	1,027	(1,030)	152	1,776	(1,624)
Zuplenz®	(106)	263	(369)	(21)	485	(506)
Other product related revenues	1,741	125	1,616	3,696	4,399	(703)
Total Strativa Revenues	$21,224	$21,739	$(515)	$41,529	$44,947	$(3,418)

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Revenues:
Par Pharmaceutical	$273,109	$202,449	$70,660	34.9%	92.8%	90.3%
Strativa	21,224	21,739	(515)	(2.4%)	7.2%	9.7%
Total revenues	$294,333	$224,188	$70,145	31.3%	100.0%	100.0%

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Revenues:
Par Pharmaceutical	$524,276	$412,193	$112,083	27.2%	92.7%	90.2%
Strativa	41,529	44,947	(3,418)	(7.6)%	7.3%	9.8%
Total revenues	$565,805	$457,140	$108,665	23.8%	100.0%	100.0%

The increase in generic segment revenues in the second quarter and year-to-date period of 2012 was primarily due to the launches of modafinil in April 2012, budesonide in June 2011, olanzapine in October 2011 (included in “Other” above), and fentanyl citrate (included in “Other” above) in October 2011, coupled with revenues from the products acquired in the Anchen Acquisition on November 17, 2011, primarily bupropion ER and zolpidem.
The increases above in the second quarter and year-to-date period of 2012 were tempered by:

•
On-going competition on all SKUs (packaging sizes) of metoprolol succinate ER.  The dollar amount decrease of metoprolol revenues for the second quarter 2012 can be attributed to a decrease in the price (approximately $11.9 million) coupled with a decrease in volume of units sold (approximately $2.9 million).  The dollar amount decrease of metoprolol revenues for the year-to-date period of 2012 can be attributed to a decrease in the price (approximately $24.3 million) offset by an increase in volume of units sold (approximately $7.9 million). We expect metoprolol revenues to continue to decline in the future as competition increases in this market.

•	The non-recurrence of prior year launch volumes of amlodipine and benzepril HCl, coupled with significant competition at the end of the exclusivity period.

Net sales of contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) were approximately 61% of our total product revenues for the six month period ended June 30, 2012 and approximately 55% of our total product revenues for the six month period ended June 30, 2011.  The increase in the percentage is primarily driven by increased revenues of modafinil and budesonide combined with the declines of internally manufactured products launched in first quarter 2011, primarily amlodipine and benazepril HCl.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.
The decrease in the Strativa segment revenues in the second quarter of 2012 was primarily due to the decrease in Oravig® and Nascobal® revenues tempered by other product-related revenues driven by higher royalties earned of  $1.7 million as compared to the prior year from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin to a third party.
The decrease in the Strativa segment revenues in the year-to-date period of 2012 was primarily due to a net sales decline of Megace® ES primarily due to decreased volume coupled with a decrease in average net selling price as compared to the prior year comparable periods coupled with a decrease in Oravig® revenues. The decreases were tempered by the increased prescription volume of Nascobal® in the year-to-date period of 2012.

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

We recognize revenue for product sales when title and risk of loss have transferred to our customers and when collectability is reasonably assured.  This is generally at the time that products are received by the customers.  Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentives, returns, cash discounts and other sales reserves that reduce accounts receivable.  Our gross revenues for the six month periods ended June 30, 2012 and 2011 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Six months ended
($ thousands)	June 30, 2012	Percentage of Gross Revenues	June 30, 2011	Percentage of Gross Revenues
Gross revenues	$967,538		$721,841

Chargebacks	(205,290)	21.2%	(120,659)	16.7%
Rebates and incentive programs	(96,940)	10.0%	(51,408)	7.1%
Returns	(13,760)	1.4%	(15,543)	2.2%
Cash discounts and other	(58,834)	6.1%	(49,962)	6.9%
Medicaid rebates and rebates due under other US Government pricing programs	(26,909)	2.8%	(27,129)	3.8%
Total deductions	(401,733)	41.5%	(264,701)	36.7%

Total revenues	$565,805	(58.5)%	$457,140	(63.3)%

The total gross-to-net adjustments as a percentage of sales increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in chargebacks and rebates and incentive programs.

•
Chargebacks: the increase was primarily driven by the impact of higher chargeback rates for Anchen products coupled with increasing rates for products launched in 2011 (e.g., amlodipine and benzepril HCl), tempered by the launch of modafinil, which has a lower than average rate.

•	Rebates and incentive programs: the increase was primarily driven by product mix, mainly metoprolol and modafinil, partially offset by the impact of new product launches in 2011.

•
Returns:  the decrease was driven by lower metoprolol and sumatriptan returns coupled with increased sales volume of products with lower than average return rates and the recovery in 2012 related to a customer dispute regarding invalid deductions taken in prior years.

•	Cash discounts and other: the decrease in rate was primarily due to non-recurrence of 2011 price adjustments for amlodipine and benzepril HCl.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease was primarily due to lower estimated expense for the “donut hole” (a 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs purchased during the Part D Medicare coverage gap) in the year-to-date period of 2012 as compared to the prior year period.

The following tables summarize the activity for the six months ended June 30, 2012 and June 30, 2011 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Six months ended June 30, 2012
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(205,290)	$—	(1)	$197,280	$(28,698)
Rebates and incentive programs	(35,132)	(96,881)	(59)		87,248	(44,824)
Returns	(58,672)	(15,362)	1,602	(3)	12,026	(60,406)
Cash discounts and other	(28,672)	(58,025)	(809)		66,401	(21,105)
Total	$(143,164)	$(375,558)	$734		$362,955	$(155,033)

Accrued liabilities (2)	$(39,614)	$(26,909)	$—		$38,055	$(28,468)

	Six months ended June 30, 2011
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(19,482)	$(120,659)	$—	(1)	$121,055	$(19,086)
Rebates and incentive programs	(23,273)	(52,068)	660		51,402	(23,279)
Returns	(48,928)	(15,808)	265		10,420	(54,051)
Cash discounts and other	(16,606)	(49,605)	(357)		48,414	(18,154)
Total	$(108,289)	$(238,140)	$568		$231,291	$(114,570)

Accrued liabilities (2)	$(32,169)	$(27,473)	$344		$27,150	$(32,148)

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	June 30, 2012	June 30, 2011
Gross margin:
Par Pharmaceutical	$127,121	$83,994	$43,127	46.5%	41.5%
Strativa	16,033	15,032	1,001	75.5%	69.1%
Total gross margin	$143,154	$99,026	$44,128	48.6%	44.2%

The increase in Par Pharmaceutical gross margin dollars for the three months ended June 30, 2012 is primarily due to the launch of modafinil in April 2012 coupled with launches of budesonide in June 2011, olanzapine in October 2011, and fentanyl citrate in October 2011, coupled with a full three months of operating results from the products acquired in the Anchen Acquisition, primarily bupropion ER and zolpidem. These increases were tempered by pre-launch inventory write-offs during the second quarter of 2012 and competition for amlodipine and benzepril HCl in beginning in the latter half of 2011.
Strativa gross margin dollars increased for the three months ended June 30, 2012, primarily due to the increase in other product-related revenues driven by Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin in Europe to a third party tempered by lower gross margin associated with Nascobal® due to lower volume and lower pricing due to customer mix.

	Six months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	June 30, 2012	June 30, 2011
Gross margin:
Par Pharmaceutical	$209,571	$176,554	$33,017	40.0%	42.8%
Strativa	31,429	32,125	(696)	75.7%	71.5%
Total gross margin	$241,000	$208,679	$32,321	42.6%	45.6%

The increase in Par Pharmaceutical gross margin dollars for the six months ended June 30, 2012 is primarily due to the launch of modafinil in April 2012 coupled with launches of budesonide in June 2011, olanzapine in October 2011, and fentanyl citrate in October 2011, coupled with the operating results from the products acquired in the Anchen Acquisition, primarily bupropion ER and zolpidem. These increases were tempered by pre-launch inventory write-offs during the year-to-date period of 2012 coupled with lower gross margin from amlodipine and benzepril HCl revenues (approximately $23 million) and increased amortization of intangible assets associated with the Anchen Acquisition (approximately $17 million).
Strativa gross margin dollars decreased for the year-to-date period ended June 30, 2012, primarily due to a net sales decline of Megace® ES primarily due to decreased volume coupled with a decrease in other product-related revenues driven by the non-recurrence of a $4.3 million royalty earned in the prior year from Strativa’s share of the proceeds from Optimer Pharmaceuticals’ sale of certain rights in fidaxomicin in Europe to a third party. The decreases were tempered by the increased prescription volume of Nascobal® in the year-to-date period of 2012.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Research and development:
Par Pharmaceutical	$20,032	$7,634	$12,398	162.4%	7.3%	3.8%
Strativa	684	443	241	54.4%	3.2%	2.0%
Total research and development	$20,716	$8,077	$12,639	156.5%	7.0%	3.6%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the three month period ended June 30, 2012 is driven by:

•	$3.9 million of incremental employment related costs resulting from our November 17, 2011 acquisition of Anchen Pharmaceuticals, Inc. and our February 17, 2012 acquisition of Edict Pharmaceuticals;

•	a $3.8 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products; and,

•	a net $1.9 million increase in outside development costs driven by milestone payments under existing product development agreements.
Strativa:
Strativa research and development principally reflects FDA filing fees for the three months ended June 30, 2012 and June 30, 2011.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Research and development:
Par Pharmaceutical	$49,683	$17,711	$31,972	180.5%	9.5%	4.3%
Strativa	933	1,076	(143)	(13.3)%	2.2%	2.4%
Total research and development	$50,616	$18,787	$31,829	169.4%	8.9%	4.1%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the six month period ended June 30, 2012 is driven by:

•
a net $13.8 million increase in outside development costs driven by an upfront payment for an exclusive acquisition and license agreement coupled with milestone payments under existing product development agreements;

•	$7.9 million of incremental employment related costs resulting from our November 17, 2011 acquisition of Anchen Pharmaceuticals, Inc. and our February 17, 2012 acquisition of Edict Pharmaceuticals;

•	a $5.5 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products; and,

•	$1.1 million of incremental drug registry fees.
Strativa:
Strativa research and development principally reflects FDA filing fees for the six months ended June 30, 2012 and June 30, 2011.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Selling, general and administrative:
Par Pharmaceutical	$25,681	$24,515	$1,166	4.8%	9.4%	12.1%
Strativa	13,986	21,641	(7,655)	(35.4)%	65.9%	99.5%
Total selling, general and administrative	$39,667	$46,156	$(6,489)	(14.1)%	13.5%	20.6%

The net decrease in SG&A expenditures for the three month period ended June 30, 2012 principally reflects:

•	a $5.6 million reduction in direct Strativa selling costs driven by a 90 person reduction of headcount and the termination of marketing for Zuplenz® and Oravig® resulting from our second quarter 2011 restructuring activities;

•	$3.5 million of lower legal spend; somewhat tempered by,

•	$1.3 million of incremental employment and related costs principally associated with our November 17, 2011 acquisition of Anchen Pharmaceuticals, Inc.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2012	June 30, 2011	$ Change	% Change	June 30, 2012	June 30, 2011
Selling, general and administrative:
Par Pharmaceutical	$52,431	$49,183	$3,248	6.6%	10.0%	11.9%
Strativa	29,395	43,918	(14,523)	(33.1)%	70.8%	97.7%
Total selling, general and administrative	$81,826	$93,101	$(11,275)	(12.1)%	14.5%	20.4%

The net decrease in SG&A expenditures for the six month period ended June 30, 2012 principally reflects:

•
a $10.1 million reduction in direct Strativa selling costs driven by a 90 person reduction of headcount and the termination of marketing for Zuplenz® and Oravig® resulting from our second quarter 2011 restructuring activities;

•	$8.5 million of lower legal spend; somewhat tempered by,

•	$3.1 million of incremental employment and related costs principally associated with our November 17, 2011 acquisition of Anchen Pharmaceuticals, Inc.; and

•
a $1.6 million increase in consulting and accounting fees principally in conjunction with the Anchen and Edict acquisitions and the recently announced proposed acquisition of Par by TGP (refer to Note 19 - Subsequent Events contained elsewhere in this Form 10-Q for further details).

Intangible Assets Impairment

During the three months ended March 31, 2012, we abandoned an in-process research and development project acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2 million.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Settlements and loss contingencies, net	$—	$—	$45,000	$190,560

During the three months ended March 31, 2012, we recorded an accrual of $45 million as management's best estimate of potential loss related to a potential global settlement with respect to an inquiry by the Department of Justice into our promotional practices in the sales and marketing of Megace® ES.  Refer to Note 16 - Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.
In first quarter of 2011, we recorded the settlement in principal of AWP litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million.  We also recorded an accrual for the remaining AWP matters.  Refer to Note 16 - Commitments, Contingencies and Other Matters contained elsewhere in this Form 10-Q for further details.

Restructuring costs

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Restructuring costs	$—	$26,986	$—	$26,986

In June 2011, we announced our plans to resize our branded products division, Strativa Pharmaceuticals, as part of a strategic assessment. We reduced our Strativa workforce by approximately 90 people and discontinued the marketing of two brands. In conjunction with these actions, we incurred expenses for severance and other employee-related costs, intangible asset impairments and inventory write downs. The total restructuring charge was reflected on the condensed consolidated statements of operations for the quarter ended June 30, 2011.

Operating Income

	Three months ended
($ in thousands)	June 30, 2012	June 30, 2011	$ Change
Operating income (loss):
Par Pharmaceutical	$81,408	$51,845	$29,563
Strativa	1,363	(34,038)	35,401
Total operating income	$82,771	$17,807	$64,964

For the three months ended June 30, 2012, the increase in our operating income as compared to prior year was primarily due an increase in Par Pharmaceutical gross margin and the non-recurrence of the Strativa restructuring related charges, tempered by an increase in Research and Development activity.

	Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	$ Change
Operating income (loss):
Par Pharmaceutical	$105,456	$(80,901)	$186,357
Strativa	(43,898)	(39,854)	(4,044)
Total operating income (loss)	$61,558	$(120,755)	$182,313

For the six months ended June 30, 2012, the increase in our operating income as compared to prior year was primarily due to the non-recurrence of AWP settlement related accruals, an increase in Par Pharmaceutical gross margin and the non-recurrence of the Strativa restructuring related charges, tempered by the current year accrual related to a Department of Justice investigation and an increase in Research and Development activity.

Interest Income

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest income	$140	$382	$276	$805

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest expense	$(3,069)	$(150)	$(6,163)	$(301)

In November of 2011, and in connection with the Anchen Acquisition, we entered into a new credit agreement (the "Credit Agreement") with a syndicate of banks to provide senior credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  Interest expense for the three and six month period ended June 30, 2012 is principally comprised of interest on such term loan. Interest expense for the three and six month period ended June 30, 2011, was comprised of amortization of deferred financing costs relating to our October 1, 2010 unsecured credit facility (which was terminated and replaced in conjunction with the November 2011 credit agreement).

Income Taxes

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Provision (benefit) for income taxes	$28,537	$8,859	$33,062	$(20,587)
Effective tax rate	36%	49%	59%	17%

The income tax provision (benefit) was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 11 - “Income Taxes”). The effective tax rate for the three months ended June 30, 2012 reflects our estimate of the non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies. The effective tax rate for the six months ended June 30, 2012 reflects our estimate of the portion of loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies.

Discontinued Operations

	Three months ended		Six months ended
($ in thousands)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Provision for income taxes	$28	$127	$55	$253
Loss from discontinued operations	$(28)	$(127)	$(55)	$(253)

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

FINANCIAL CONDITION

Liquidity and Capital Resources

Six months ended
($ in thousands)	June 30, 2012
Cash and cash equivalents at beginning of period	$162,516
Net cash provided by operating activities	102,446
Net cash used in investing activities	(22,950)
Net cash used in financing activities	(485)
Net increase in cash and cash equivalents	$79,011
Cash and cash equivalents at end of period	$241,527

Cash provided by operations for the six months ended June 30, 2012, reflects gross margin dollars generated from revenues (primarily from modafinil) coupled with inventory draw downs and lower outflows to distribution partners and other third parties as more revenues were generated from non-partnered products.  Cash flows used in investing activities were primarily driven by the Edict Acquisition and capital expenditures.  Cash used in financing activities in the six month period ended June 30, 2012 mainly represented the scheduled principal payments under the Term Loan Facility, coupled with the payment of withholding taxes related to the vesting of restricted shares tempered by proceeds from stock option exercises coupled with excess tax benefits on share-based compensation as actual tax benefits exceeded the projected benefits as the value of vested restricted shares exceeded their grant date value.
Our working capital, current assets minus current liabilities, of $287 million at June 30, 2012 increased approximately $15 million from $272 million at December 31, 2011, which primarily reflects the cash generated by operations tempered by the accrual of $45 million during the three months ended March 31, 2012 related to a potential global settlement of a Department of Justice investigation into Strativa’s marketing of Megace® ES coupled with approximately $12 million of contingent purchase price liabilities incurred with the Edict Acquisition.  The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.96x at June 30, 2012 compared to 2.08x at December 31, 2011.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Six months ended
($ in thousands)	June 30, 2012	June 30, 2011
Cash received from customers, royalties and other	$579,983	$469,018
Cash paid for inventory	(92,786)	(71,007)
Cash paid to employees	(41,904)	(43,363)
Cash paid to all other suppliers and third parties	(331,939)	(246,430)
Interest (paid) received, net	(4,015)	1,042
Income taxes paid, net	(6,893)	(9,120)
Net cash provided by operating activities	$102,446	$100,140

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash provided by operating activities for the six months ended June 30, 2012 as compared to the prior year comparable period can be primarily attributed to higher cash receipts from customers driven primarily by the launches of modafinil in April 2012, budesonide in June 2011, coupled with revenues from the products acquired in the Anchen Acquisition on November 17, 2011, primarily bupropion ER and zolpidem tempered by higher payments to non-inventory suppliers and other third parties such as development and distribution partners.  Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire.  Our Par generic product pipeline consisted of approximately 72 ANDAs pending with the FDA, including 23 first-to-file opportunities.  Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably.  Commercializing brand pharmaceutical products is more costly than generic products.  We cannot be certain that our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.
On November 17, 2011 we entered into a credit agreement with a syndicate of banks, led by JPMorgan Chase Bank, N.A., as Administrative Agent, U.S. Bank National Association and PNC Bank, National Association as Co-Syndication Agents, DnB NOR Bank ASA and SunTrust Bank as Co-Documentation Agents, J.P. Morgan Securities LLC as Sole Bookrunner, and J.P. Morgan Securities LLC, U.S. Bank National Association and PNC Bank Capital markets LLC as Joint Lead Arrangers, to provide senior unsecured credit facilities comprised of a five-year Term Loan Facility in an initial aggregate principal amount of $350 million and a five-year Revolving Credit Facility in an initial amount of $100 million.  We used the proceeds of the Term Loan Facility, together with cash on hand, to finance the Anchen Acquisition, and the proceeds of the Revolving Credit Facility are available for general corporate purposes.  The credit agreement includes an expansion feature pursuant to which we can increase the amount available to be borrowed by up to an additional $150 million under certain circumstances.  As of June 30, 2012, there was $337 million outstanding under the Term Loan Facility while no amounts were outstanding under the Revolving Credit Facility.  We did not have any borrowings under the Revolving Credit Facility during the six months ended June 30, 2012.
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

•
Potential liabilities related to the outcomes of litigation, such as the remaining AWP matters, or the outcomes of investigations by federal authorities, such as the Department of Justice.  In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.  We recorded an accrual of $45 million during the three months ended March 31, 2012 related to a potential global settlement in connection with a litigation or regulatory matter of a Department of Justice investigation into Strativa’s marketing of Megace® ES.

•
Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above.  The increase reflects the increase in net product sales for the 2012 year-to-date period as compared to the prior year period.

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

•	2012 capital expenditures including approximately $8 million incurred as of June 30, 2012.

•	$36.6 million in total purchase price for the Edict Acquisition that was completed on February 17, 2012.

•
Expenditures related to current business development and product acquisition activities.  As of June 30, 2012, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $13.2 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•
Normal course payables due to distribution agreement partners of approximately $65.0 million as of June 30, 2012 related primarily to amounts due under profit sharing agreements.  We expect to pay substantially all of the $65.0 million during the first two months of the third quarter of 2012.  The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products, in particular metoprolol and budesonide, would be mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Stock Repurchase Program
In 2007, our Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75.0 million of our common stock.  The repurchases may be made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions.  Shares of common stock acquired through the repurchase program are and will be available for general corporate purposes.  We repurchased 1,643 thousand shares of our common stock for approximately $31.4 million pursuant to the expanded program in 2007.  We did not repurchase any shares of common stock under this authorization in 2008, 2009, 2010, 2011 or the year-to-date period of 2012.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2012.  The repurchase program has no expiration date, but would end if our common stock is delisted and we deregister as a public company. For more information, please see our Current Report on form 8-K, filed July 16, 2012.

Analysis of available for sale debt securities held as of June 30, 2012
In addition to our cash and cash equivalents, we had approximately $19.5 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of June 30, 2012.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to support our Par Pharmaceutical and Strativa businesses, enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of June 30, 2012
The dollar values of our material contractual obligations and commercial commitments as of June 30, 2012 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2013 to	2015 to	2017 and
Obligation	Obligations	2012	2014	2016	thereafter	Other
AWP settlements in principle	$23,884	$23,884	$—	$—	$—	$—
Operating leases	23,592	2,680	9,617	5,935	5,360	—
Senior credit facilities (3)	336,875	13,125	96,250	227,500	—	—
Interest payments (3)	36,018	5,070	20,393	10,555	—	—
Fees related to credit facilities (3)	1,913	213	850	850	—	—
Purchase obligations (1)	102,890	102,890	—	—	—	—
Tax liabilities (2)	22,291	949	—	—	—	21,342
Severance payments	225	195	30	—	—	—
Other	1,152	1,152	—	—	—	—
Total obligations	$548,840	$150,158	$127,140	$244,840	$5,360	$21,342

(1)
Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.  At June 30, 2012 of the total purchase obligations, approximately $20 million related to metoprolol.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to FASB ASC 740-10 Income Taxes represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2012, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS.   For presentation on the table above, we included the related long-term liability in the “Other” column.

(3)
On July 14, 2012, we entered into an Agreement and Plan of Merger (the "Agreement"). We expect this transaction to close before the end of 2012. At closing the senior credit facilities would be paid off and we would no longer be obligated for interest payments and fees related to our existing credit facilities. For more information about the Agreement, please see our Current Report on Form 8-K, filed July 16, 2012.

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

Subsequent Events

On July 14, 2012, we entered into an Agreement and Plan of Merger (the “Agreement”) with Sky Growth Holdings Corporation, a Delaware corporation (“Parent”), and Sky Growth Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”).
Parent and Merger Sub are beneficially owned by affiliates of TPG Capital, L.P. and were formed solely for the purposes of executing the Agreement and facilitating the Merger. The Agreement provides for a purchase price of approximately $1.9 billion for our fully diluted equity. We expect this transaction to close, subject to customary conditions, before the end of 2012. Some of the customary conditions to closing include obtaining the approval of the holders of a majority of the outstanding shares of our common stock and the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Under the Agreement, we may solicit superior proposals from third parties through August 24, 2012. Parent has certain termination rights that could require us to pay Parent a termination fee of $24 million or $48 million, based on the circumstances of the termination, plus in each case up to $7 million in Parent's expenses. We also have certain termination rights in certain circumstances.
On July 14, 2012, in conjunction with our execution of the Agreement, we modified our Rights Agreement dated as of October 27, 2004, with American Stock Transfer & Trust Company (the “Rights Agreement”), to render the Rights Agreement inapplicable to the Agreement and the Merger and to cause the Rights Agreement to terminate immediately prior to the effective time of the Merger.
For more information about the Merger, the Agreement and our modification of the Rights Agreement, please see our Current Report on Form 8-K, filed July 16, 2012 and our Preliminary Proxy Statement on Schedule 14A, expected to be filed on or about August 2, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 30, 2012 would have caused the fair value of our investments in available for sale debt securities to decline by approximately $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by approximately $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at June 30, 2012 and December 31, 2011 ($ amounts in thousands):

	June 30, 2012	December 31, 2011
Corporate bonds	$19,459	$25,709

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
The interest rates payable under the Credit Agreement is based on defined published rates plus an applicable margin. During the six months ended June 30, 2012, the effective interest rate on the five-year Term Loan Facility was approximately 2.8%, representing the one month LIBOR spot rate rounded up to the nearest 1/16th plus 250 basis points.  We are also obligated to pay a commitment fee based on the unused portion of the Revolving Credit Facility.  Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the Credit Agreement.  Amounts borrowed under the Revolving Credit Facility would be payable in full upon expiration of the Credit Agreement.
If the one month LIBOR spot rate was to increase or decrease by 0.125% from 2012 rates, interest expense would change by approximately $0.4 million on an annual basis.
The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Term Loan Facility	$336,875	$345,625
Revolving Credit Facility	—	—
	336,875	345,625
Less current portion	(30,625)	(21,875)
Long-term debt	$306,250	$323,750

Debt Maturities as of June 30, 2012	($ amounts in thousands)
2012	$13,125
2013	39,375
2014	56,875
2015	96,250
2016	131,250
Total debt at June 30, 2012	$336,875

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2012.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Corporate Litigation
We and certain of our former executive officers have been named as defendants in consolidated class action lawsuits filed on behalf of purchasers of our common stock between July 23, 2001 and July 5, 2006.  The lawsuits followed our July 5, 2006 announcement regarding the restatement of certain of our financial statements and allege that we and certain members of our then management engaged in violations of the Exchange Act, by issuing false and misleading statements concerning our financial condition and results of operations.  The consolidated class actions are pending in the U.S. District Court for the District of New Jersey.  On July 23, 2008, co-lead plaintiffs filed a Second Consolidated Amended Complaint.  On September 30, 2009, the Court granted a motion to dismiss all claims as against Kenneth Sawyer but denied the motion as to the Company, Dennis O’Connor, and Scott Tarriff.  The co-lead plaintiffs filed a motion to certify the class.  After class discovery, both co-lead plaintiffs withdrew and a new lead plaintiff, Louisiana Municipal Police Employees Retirement Fund (LAMPERS) and its counsel, Berman DeValerio, were substituted in as lead plaintiff and new lead counsel.  LAMPERS filed a motion for class certification, which was granted by the Court on July 23, 2012.  We and Messrs. O'Connor and Tarriff have answered the amended complaint and intend to vigorously defend the consolidated class action.
Between July 24 and July 30, 2012 we, certain of our current directors, TPG Capital L.P. (“TPG Capital”), Sky Growth Holding Corporation (“Sky Holding”), and Sky Growth Acquisition Corporation (“Sky Growth”) (collectively, TPG Capital, Sky Holding, and Sky Growth, shall be referred to as “TPG”) were named as defendants in five class action lawsuits brought by and on behalf of current owners of our common stock. These lawsuits are captioned Nadoff v. Par Pharmaceutical Companies, Inc., et al., C.A. No. 7715-VCP (Del. Ch.), KBC Asset Management N.V. v. Par Pharmaceutical Companies, et al., C.A. No. 7725-VCP (Del. Ch.), Greenberg v. Knight, et al., C.A. No. 7734-VCP (Del. Ch.), Duvall v. Par Pharmaceutical Companies, Inc., et al. No. C-226-12 (N.J. Super. Ct. Ch. Div.) and Wilkinson v. LePore, et al., No. C-229-12 (N.J. Super. Ct. Ch. Div.). These lawsuits follow our July 16, 2012 announcement that we and TPG entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which TPG will acquire the Company, subject to customary closing conditions including Par stockholder approval.  The lawsuits each allege that the Company's directors have breached their fiduciary duties to the Company's stockholders in connection with the merger. The lawsuits further claim that TPG aided and abetted the directors' alleged breaches of fiduciary duties. The Greenberg and Wilkinson actions also assert an aiding and abetting claim against the Company.  The lawsuits generally seek equitable relief, including an injunction preventing the consummation of the merger, rescission in the event the merger is consummated, invalidation or amendment of deal protections, and an award of attorneys' and other fees and costs. More complaints may be filed going forward. The Company and its directors believe that the claims in each of these lawsuits are without merit, and intend to vigorously defend all pending claims.

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
On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas.  The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted a Paragraph IV certification to the FDA for approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets.  We joined GlaxoSmithKline (“GSK”) as a counterclaim defendant in this litigation.  On April 28, 2009, GSK was dismissed from the case, but will be bound by the Court’s decision and will be required to produce witnesses and materials during discovery.  A four day bench trial was held from October 12-15, 2010.  On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case.  On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability.  We filed our appeal brief to the U.S. Court of Appeals for the Federal Circuit on August 31, 2011, and our reply brief on January 20, 2012.  On June 5, 2012, the court issued a per curiam affirmance of the lower court's decision not to award attorneys' fees to one of our co-defendants but, in that decision, did not otherwise reach the merits of our appeal. We intend to vigorously pursue our appeal.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted a Paragraph IV certification to the FDA for approval of omega-3-acid ethyl esters oral capsules.  A bench trial took place from March 29, 2011 to April 7, 2011.  On September 29, 2011, we filed our final reply brief with the Court.  We intend to continue to defend this action vigorously and pursue our defenses and counterclaims against Pronova.  During the pendency of this action, on June 8, 2010, a new patent, U.S. 7,732,488, which was later listed in the Orange Book, was issued to Pronova, and Pronova filed a second case, asserting claims of the ’488 patent and two other patents not listed in the Orange Book.  On July 25, 2011, a stipulation was submitted to the court dismissing the second case without prejudice. On May 29, 2012, the Delaware court ruled in favor of Pronova on infringement, validity, and enforceability. On June 25, 2012, we filed our notice of appeal to the Court of Appeals for the Federal Circuit and intend to vigorously prosecute this appeal.
On August 5, 2010, Warner Chilcott and Medeva Pharma filed a lawsuit against us and our partner EMET Pharmaceuticals in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,541,170 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of a 400 mg delayed-release oral tablet of mesalamine.  On March 29, 2011, the Court granted plaintiffs’ motion to dismiss our counterclaim for declaratory judgment of non-infringement of U.S. Patent No. 5,541,171.  Our appeal of this decision was docketed with the U.S. Court of Appeals for the Federal Circuit on May 20, 2011.  A Markman hearing was held on October 18, 2011.  An oral hearing was conducted on January 12, 2012, and the Court of Appeals affirmed the District Court’s decision on January 27, 2012.  On June 1, 2012, the court issued a Markman opinion in the case construing the definition of key claim terms delimiting active release and coating solubility.  We intend to defend this action vigorously and pursue all of our defenses and counterclaims against Warner Chilcott and Medeva Pharma.
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
On March 25, 2011, Elan Corporation, PLC filed a lawsuit against us and our development partners, IntelliPharmaceutics Corp. and IntelliPharmaCeutics Ltd. (collectively “IPC”) in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against IPC in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 30 mg dexmethylphenidate extended release capsules.  On July 17, 2012, a stipulation and order to stay the case in Delaware was entered pending regulatory review of a pending settlement between us and the Delaware plaintiffs. We intend to vigorously defend and expeditiously resolve these lawsuits.

On May 27, 2011, Elan Corporation, PLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, and Celgene Corporation and Novartis filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint in the Delaware case alleges infringement of U.S. Patent Nos. 6,228,398 and 6,730,325 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate hydrochloride extended release capsules.  The complaint in the New Jersey case alleges infringement of U.S. Patent Nos. 6,228,398; 6,730,325; 5,908,850; 6,355,656; 6,528,530; 5,837,284; and 6,635,284 because we submitted a Paragraph IV certification to the FDA for approval of 40 mg dexmethylphenidate extended release capsules.  On July 17, 2012, a stipulation and order to stay the case in Delaware was entered pending regulatory review of a pending settlement between us and the Delaware plaintiffs. We intend to vigorously defend and expeditiously resolve these lawsuits.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate.  We filed our answer on September 6, 2011, and our case was consolidated with those for the other defendants, Actavis, Impax, and Wockhardt, on September 26, 2011.  The Court has scheduled a Markman hearing for October 5, 2012, and a 10-day bench trial for September 9, 2013. On June 15, 2012, the cases of all current generic defendants were consolidated for all purposes. We intend to defend this action vigorously.
On February 2, 2011, Somaxon Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 6,211,229 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 3 mg equivalent and 6 mg equivalent doxepin hydrochloride.  We filed our answer on February 23, 2011.  Our case has been consolidated in the same Court with those of the other defendants who filed ANDAs on this product.  The Court has scheduled fact discovery to end on April 6, 2012; expert discovery to end on August 17, 2012; the end of Markman briefing for October 12, 2012; and a trial date of December 10, 2012.  On July 17, 2012, Somaxon announced our settlement of the litigation pursuant to a license agreement permitting date certain entry in 2020 or earlier in certain circumstances.
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
On April 8, 2010, AstraZeneca filed a lawsuit against Anchen Incorporated (now a subsidiary of Par Pharmaceutical, Inc.) in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 5,948,437 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral tablets of 150, 200, 300, and 400 mg quetiapine.  A Markman hearing was conducted on November 30, 2010 and a bench trial was held from October 3-19, 2011.  On March 29, 2012, the court ruled in favor of AstraZeneca on invalidity and infringement, enjoining final approval for any generic defendant until May 28, 2017.  While other co-defendants have appealed the decision, we have chosen not to join the appeal.
On June 10, 2010, Genzyme Corporation filed a lawsuit against Anchen in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 5,602,116, and 6,903,083 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral capsules of 0.5, 1, and 2.5 mcg doxercalciferol.  A bench trial was conducted from November 14-18, 2011.  On June 11, 2012, the court issued a decision in favor of Sanofi (the acquirer of Genzyme) on infringement and validity. While other co-defendants have appealed, we have chosen not to join the appeal.
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
On September 9, 2011, Flamel Technologies, S.A. filed a lawsuit against Anchen in the U.S. District Court for the District of Maryland.  The complaint alleges infringement of U.S. Patent No. 6,022,562 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of extended-release oral capsules of 10, 20, 40, and 80 mg carvedilol.  The complaint was served on us on January 12, 2012, and we filed our answer on January 30, 2012.  On June 5, 2012, the case was dismissed pursuant to stipulation as between the parties, in addition to a stipulation of dismissal of the third party complaint against GlaxoSmithKline.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against Anchen in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745,466 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium.  We filed our answer on December 12, 2011.  On June 11, 2012, our case was consolidated with those of the other standing generic defendants for all purposes. We will continue to defend this action vigorously.
On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent No. 8,067,033 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. On April 26, 2012, we filed our answer and counterclaims. We intend to defend this action vigorously.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 0.6 mg colchicine.  On April 26, 2012, we filed our answer and counterclaims. We intend to defend this action vigorously.
On April 10, 2012, Depomed Inc. filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 6,340,375; 6,488,962; 6,635,280; 6,723,340; 7,438,927; and 7,731,989 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of oral tablets of 300 and 600 mg gabapentin. We filed our answer on May 3, 2012. We intend to defend this action vigorously.
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

On June 22, 2012, Pfizer, Inc., Wyeth, LLC et al. filed lawsuits against the Company in the U.S. District Courts for the District of Delaware and the Central District of California. The complaints allege infringement of U.S. Patent No. 6,673,838 for submitting an ANDA with a Paragraph IV certification to the FDA for approval of O-desmethylvenlafaxine succinate extended release tablets 50 mg and 100 mg. We intend to defend this action vigorously.

Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, Louisiana, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs.  These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.  To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Kentucky, Massachusetts, Mississippi, South Carolina, and Texas, as well as the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc.  On June 2, 2011, we reached a settlement in principle to resolve claims brought by the city of New York, New York Counties and the state of Iowa under respective state law for $23,000 thousand.  On October 18, 2011, we reached an agreement in principle to settle the Oklahoma suit for $884 thousand.  We have accrued a $37,800 thousand reserve under the caption “Accrued legal settlements” on our consolidated balance sheet as of June 30, 2012, in connection with the June 2, 2011 settlement in principle and the remaining AWP actions.  In the Utah suit, the time for responding to the complaint has not yet elapsed.  In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability.  We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions.  However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.
The Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM. The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. On July 13, 2012, we filed an Answer and Affirmative Defense to Indiana's Amended Complaint. We intend to vigorously defend these lawsuits.
We have also been named a defendant in a putative federal class action brought by the United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund (“UFCW”) under the Federal Racketeer Influenced and Corrupt Organizations Act alleging the same general conduct as set forth in the preceding paragraph.  We filed a motion to dismiss the complaint brought by UFCW on March 26, 2012, and the motion to dismiss was granted on July 16, 2012.

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

ITEM 1A.  RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed other than as set forth below due to our pending merger with Sky Growth Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Sky Growth Holdings Corporation, a Delaware corporation (collectively “Sky Growth”). The Sky Growth entities are beneficially owned by affiliates of TPG Capital, L.P. The risks described in our Annual Report and set forth below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, also may materially adversely affect our business, results of operations, financial condition or liquidity.

Risks Related to the Merger with Sky Growth
Our pending merger with Sky Growth is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material and adverse affect on our business, results of operations and our stock price.
On July 14, 2012, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sky Growth Holdings Corporation, a Delaware corporation ("Parent"), and Sky Growth Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $50.00 in cash (the “Per Share Merger Consideration”). Company stock options, restricted shares, restricted stock units and performance share units will generally be cancelled upon completion of the Merger in exchange for the Per Share Merger Consideration or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of the option.
Consummation of the Merger is subject to customary conditions, including without limitation: (i) the approval by the holders of a majority of the outstanding shares of the Company's common stock entitled to vote on the Merger (the “Company Required Vote”), (ii) the expiration or early termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any required approvals thereunder and (iii) the absence of any law, injunction, judgment or ruling that prohibits, restrains or makes illegal the consummation of the Merger. Moreover, each party's obligation to consummate the Merger is subject to certain other conditions, including without limitation: (x) the accuracy of the other party's representations and warranties contained in the Merger Agreement (subject to materiality qualifiers) and (y) the other party's performance of its obligations under the Merger Agreement in all material respects. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of any effect, development, fact, circumstance, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement). Parent also is not required to consummate the Merger until after completion of a marketing period for the financing it is using to fund a portion of the merger consideration.
As a result of the Merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company's operations with those of Parent; (ii) the restrictions and limitations on the conduct of the Company's business pending the Merger may disrupt or otherwise adversely affect its business and our relationships with its customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company's ability to retain its existing employees may be adversely affected due to the uncertainties created by the Merger; and (iv) the Company's ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.
There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company's stockholders will not receive the consideration which Parent has agreed to pay; (ii) the Company's stock price may decline significantly; (iii) the Company's business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay Parent a termination fee of $24 million or $48 million, plus in each case up to $7 million in Parent's expenses.

The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.
 In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.

Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results.
 If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks and consequences, including the following:

under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of either $24 million or $48 million (depending on the circumstances), plus in each case up to $7 million in Parent's expenses:

•	we may be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;
•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies; and

•
matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

 In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the Merger or to enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities(1)
Quarter Ending June 30, 2012

Period	Total Number of Shares of Common Stock Purchased (2)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Common Stock that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2012 through April 30, 2012	105	N/A	—	—
May 1, 2012 through May 31, 2012	1,062	N/A	—	—
June 1, 2012 through June 30, 2012	—	N/A	—	1,205,285
Total	1,167	N/A	—

(1)
In April 2004, the Board authorized the repurchase of up to $50.0 million of our common stock.  Repurchases are made, subject to compliance with applicable securities laws, from time to time in the open market or in privately negotiated transactions, whenever it appears prudent to do so.  Shares of common stock acquired through the repurchase program are available for reissuance for general corporate purposes.  In September 2007, we announced that the Board approved an expansion of our share repurchase program allowing for the repurchase of up to $75 million of our common stock, inclusive of the $17.8 million remaining from the April 2004 authorization.  The authorized amount remaining for stock repurchases under the repurchase program was $43.6 million, as of June 30, 2012.  The repurchase program has no expiration date, but would end if our common stock is delisted and we deregister as a public company. For more information, please see our Current Report on Form 8-K, filed July 16, 2012 and our Preliminary Proxy Statement on Schedule 14A, expected to be filed on or about August 2, 2012.

(2)	The total number of shares purchased represents 1,167 shares surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(3)	Based on the closing price of our common stock on the New York Stock Exchange of $36.14 at June 30, 2012.

ITEM 6. EXHIBITS

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

Date:  August 2, 2012
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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.