Form 10-Q
period 2013-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2013-11-12
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
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

Large accelerated filer ☐      Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of November 12, 2013: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (Successor) and for the period from July 1, 2012 to September 28, 2012 (Predecessor) and the period from January 1, 2012 to September 28, 2012 (Predecessor) and the period from September 29, 2012 to September 30, 2012 (Successor)	5

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 (Successor) and for the period from July 1, 2012 to September 28, 2012 (Predecessor) and the period from January 1, 2012 to September 28, 2012 (Predecessor) and the period from September 29, 2012 to September 30, 2012 (Successor)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (Successor) and for the period from January 1, 2012 to September 28, 2012 (Predecessor) and the period from September 29, 2012 to September 30, 2012 (Successor)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION	64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	68

Item 5.	Other Information	68

Item 6.	Exhibits	69

SIGNATURES		70

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$103,919	$36,794
Available for sale marketable debt securities	3,564	11,727
Accounts receivable, net	124,589	123,091
Inventories	126,813	112,174
Prepaid expenses and other current assets	18,724	31,720
Deferred income tax assets	49,711	56,364
Income taxes receivable	15,896	2,198
Total current assets	443,216	374,068

Property, plant and equipment, net	126,510	131,630
Intangible assets, net	1,201,309	1,375,999
Goodwill	849,652	850,652
Other assets	96,809	108,264
Total assets	$2,717,496	$2,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,660	$10,550
Accounts payable	34,037	37,674
Payables due to distribution agreement partners	72,176	66,520
Accrued salaries and employee benefits	18,550	12,924
Accrued government pricing liabilities	49,916	42,162
Accrued legal fees	12,000	4,753
Accrued legal settlements	19,017	68,976
Payable to former Anchen securityholders	12,358	13,399
Accrued interest payable	16,670	9,336
Accrued expenses and other current liabilities	14,337	10,496
Total current liabilities	259,721	276,790

Long-term liabilities	18,974	14,119
Non-current deferred tax liabilities	325,762	372,796
Long-term debt, less current portion	1,529,173	1,531,813
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share,
100 shares authorized and issued	—	—
Additional paid-in capital	684,157	677,650
Accumulated deficit	(98,381)	(32,545)
Accumulated other comprehensive loss	(1,910)	(10)
Total stockholders' equity	583,866	645,095
Total liabilities and stockholders’ equity	$2,717,496	$2,840,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended	For the period		Nine months ended	For the period
	September 30,	July 1, 2012 to	September 29, 2012 to	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Revenues:
Net product sales	$259,244	$230,877	$10,689	$766,264	$780,797	$10,689
Other product related revenues	8,077	7,186	—	24,922	23,071	—
Total revenues	267,321	238,063	10,689	791,186	803,868	10,689
Cost of goods sold, excluding amortization expense	131,722	127,999	6,230	443,707	431,174	6,230
Amortization expense	54,208	8,714	832	135,744	30,344	832
Total cost of goods sold	185,930	136,713	7,062	579,451	461,518	7,062
Gross margin	81,391	101,350	3,627	211,735	342,350	3,627
Operating expenses:
Research and development	27,246	15,989	—	73,282	66,606	—
Selling, general and administrative	39,390	83,779	288	117,006	165,604	288
Intangible asset impairment	39,480	3,700	—	39,946	5,700	—
Settlements and loss contingencies, net	—	—	—	3,300	45,000	—
Restructuring costs	—	—	—	1,816	—	—
Total operating expenses	106,116	103,468	288	235,350	282,910	288
Operating (loss) income	(24,725)	(2,118)	3,339	(23,615)	59,440	3,339
Interest income	14	148	—	70	424	—
Interest expense	(23,385)	(2,996)	(824)	(71,033)	(9,159)	(824)
Loss on debt extinguishment	—	—	—	(7,335)	—	—
Loss before (benefit) provision for income taxes	(48,096)	(4,966)	2,515	(101,913)	50,705	2,515
(Benefit) provision for income taxes	(18,797)	(3,588)	927	(36,077)	29,529	927
Net (loss) income	$(29,299)	$(1,378)	$1,588	$(65,836)	$21,176	$1,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three months ended	For the period		Nine months ended	For the period
	September 30,	July 1, 2012 to	September 29, 2012 to	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Net (loss) income	$(29,299)	$(1,378)	$1,588	$(65,836)	$21,176	$1,588
Other comprehensive (loss) income, net of tax :
Unrealized (loss) gain on marketable securities, net of tax	—	(23)	—	(22)	36	—
Unrealized loss on cash flow hedges, net of tax	(1,878)	—	—	(1,878)	—	—
Add: reclassification adjustment for net losses included in net income, net of tax	—	—	—	—	—	—
Other comprehensive (loss) income	(1,878)	(23)	—	(1,900)	36	—
Comprehensive (loss) income	$(31,177)	$(1,401)	$1,588	$(67,736)	$21,212	$1,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ Thousands)
(Unaudited)

	Nine months ended	For the period
	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)
Cash flows from operating activities:
Net (loss) income	$(65,836)	$21,176	$1,588
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(39,313)	12,102	(3,659)
Resolution of tax contingencies	—	(5,256)	—
Amortization of debt issuance costs	—	1,876	84
Depreciation and amortization	153,517	44,426	931
Non-cash interest expense	8,045	0	—
Cost of goods on acquired inventory step up	6,557	0	468
Intangible asset impairment	39,946	5,700	—
Allowances against accounts receivable	29,059	19,206	7,266
Share-based compensation expense	6,824	7,282	—
Loss on debt extinguishment	7,335	—	—
Other, net	342	160	66
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(30,558)	(7,168)	(18,510)
(Increase) decrease in inventories	(21,196)	15,838	2,662
Decrease (increase) in prepaid expenses and other assets	12,227	(21,315)	(6,872)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, excluding DOJ payment	29,191	58,050	(5,796)
Payment to Department of Justice (DOJ), (decrease) in accrued legal settlements	(46,071)	—	—
Payment related to AWP settlement	(7,200)	—	—
(Increase) decrease in payables due to distribution agreement partners	5,657	(13,376)	3,100
(Increase) decrease in income taxes receivable/payable	(8,940)	15,059	2,534
Net cash provided by (used in) operating activities	79,586	153,760	(16,138)
Cash flows from investing activities:
Capital expenditures	(12,743)	(11,454)	—
Purchase of intangibles	(1,000)	(15,000)	—
Adjustment to purchase price of Anchen acquisition		3,786	—
Business acquisitions, net of cash acquired	(1,733)	(34,868)	(1,908,724)
Sky Growth Merger	—	—	—
Purchases of available for sale marketable debt securities	—	(6,566)	—
Proceeds from available for sale marketable debt securities	8,000	17,500	—
Net cash used in investing activities	(7,476)	(46,602)	(1,908,724)
Cash flows from financing activities:
Net proceeds from refinancing of senior secured term loan and borrowings from the Revolving Credit Facility	198,889	—	1,545,000
Debt principal payments, including the repayment of borrowings from the Revolving Credit Facility	(204,216)	(8,750)	(336,875)
Debt issuance costs	—	—	(67,928)
Payments to extinguish debt	(1,412)	—	0
Proceeds from equity contributions, net	1,754	—	667,966
Proceeds from share-based compensation plans	—	11,582	—
Excess tax benefits on share-based compensation	—	8,536	—
Purchase of treasury stock	—	(2,163)	—
Net cash (used in) provided by financing activities	(4,985)	9,205	1,808,163
Net increase (decrease) in cash and cash equivalents	67,125	116,363	(116,699)
Cash and cash equivalents at beginning of period	36,794	162,516	278,879
Cash and cash equivalents at end of period	$103,919	$278,879	$162,180

	Nine months ended	For the period
	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$12,080	$6,165	$—
Interest paid	$50,190	$6,615	$—
Non-cash transactions:
Capital expenditures incurred but not yet paid	$536	$708	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products and nasal spray products.
We were acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation (“Holdings”). Holdings was formed by investment funds affiliated with TPG Capital, L.P. (“TPG” and, together with certain affiliated entities, collectively, the “Sponsor”). Holdings is owned by affiliates of the Sponsor and members of management. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Merger”). Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings (see Note 2, “Sky Growth Merger”). Prior to September 29, 2012, the Company operated as a public company with its common stock traded on the New York Stock Exchange.
Although the Company survived the Merger as the successor entity, the accompanying condensed consolidated statements of operations, comprehensive income (loss), and cash flows for 2012 are presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger and the period succeeding the Merger. The Merger and the allocation of the purchase price were recorded as of September 29, 2012. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, with the exception of the change in the annual evaluation date for goodwill from December 31st to October 1st, financial information for such periods have been prepared under two different historical cost bases of accounting and are therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved in future periods.

Note 1 – Basis of Presentation:

The accompanying condensed consolidated financial statements at September 30, 2013 and for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2012 was derived from the Company’s audited consolidated financial statements included in the 2012 Annual Report as part of our Form S-4 Registration Statement filed with the SEC on August 14, 2013.
The accompanying condensed consolidated financial statements and these notes to condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with our 2012 Annual Report. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.
Certain reclassifications have been made to the September 2012 statements of operations to reflect the presentation of provision for income taxes related to discontinued operations for the period from July 1, 2012 to September 28, 2012 ($28 thousand) and the period from January 1, 2012 to September 28, 2012 ($83 thousand) as a component of (Benefit) provision for income taxes to conform to the September 30, 2013 presentation. Corresponding line items on the condensed consolidated statements of cash flows for the period from January 1, 2012 to September 28, 2012 were also reclassified.
In the third quarter of 2013, we entered into interest rate cap agreements to increase the percentage of our debt that has an associated fixed annual rate of interest. Refer to Note 15, "Derivatives Instruments and Hedging Activities," for further information. In conjunction with the execution of the interest rate cap agreements, we set our related accounting policy as follows:
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging ("ASC 815"), we record all derivatives on our consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under ASC 815.

Note 2 – Sky Growth Merger:

The Transactions
We were acquired at the close of business on September 28, 2012 through the Merger. Holdings and its wholly-owned subsidiaries were formed by affiliates of TPG solely for the purposes of completing the Merger and the related transactions. At the time of the Merger, each share of our common stock issued and outstanding immediately prior to the close of the Merger was converted into the right to receive cash. Aggregate consideration tendered at September 28, 2012 was for 100% of the equity of the Company. Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings.

The Merger was accounted for as a purchase business combination in accordance with ASC 805, "Business Combinations," whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities assumed at fair value. The acquisition method of accounting uses the fair value concept defined in ASC 820, Fair Value Measurements and Disclosures. ASC 805 requires, among other things, that most acquired assets and liabilities in a business purchase combination be recognized at their fair values as of the Merger date. The process for estimating the fair values of acquired in-process research and development, identifiable intangible assets and certain tangible assets required the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred. The Merger related transaction costs were comprised of investment bank fees, accounting fees, legal fees, and other fees. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets acquired and liabilities assumed as of the effective date of the Merger was allocated to goodwill in accordance with ASC 805, which mainly represents intangible assets related to our know-how, including our workforce’s expertise in R&D and manufacturing that do not qualify for separate recognition. The purchase price allocation was subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the Merger. The final valuation was completed as of September 30, 2013.

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the Company’s senior secured credit facilities. There is an annual cap of $4 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $1,023 thousand for the three months ended September 30, 2013 and $2,417 thousand for the nine months ended September 30, 2013 for consulting and management advisory service fees and out-of-pocket expenses, which are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Note 3 – Acquisition of Divested Products from the Watson/Actavis Merger:

In connection with the merger of Watson Pharmaceuticals, Inc. (“Watson”) and Actavis Group (“Actavis”) on November 6, 2012, (the “Watson/Actavis Merger”), Par acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications (“ANDA”) awaiting regulatory approval and a generic product in late-stage development for $110,000 thousand. Par also acquired a number of supply agreements each with a term of three years. The purchase price was paid in cash and funded from our cash on hand.
The acquisition was accounted for as a business combination and a bargain purchase under ASC 805, "Business Combinations". The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The gain was mainly attributed to the FTC mandated divestiture of products by Watson and Actavis in conjunction with the approval of the related merger. ASC 805 requires, among other things, that the fair value of acquired in-process research and development be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the acquisition.  The process for estimating the fair values of acquired in-process research and development requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable assets requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired were based on reasonable estimates and assumptions based on data available at the time of the acquisition.

Note 4 – Edict Acquisition:
On February 17, 2012, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of privately-held Edict Pharmaceuticals Private Limited, which has been renamed Par Formulations Private Limited (referred to as “Par Formulations”), for cash and our repayment of certain additional pre-close indebtedness (the “Edict Acquisition”).  The operating results of Par Formulations were included in our consolidated financial results from the date of acquisition.  The operating results were reflected as part of the Par Pharmaceutical segment.  We funded the purchase from cash on hand.
The addition of Par Formulations broadened our industry expertise and expanded our R&D and manufacturing capabilities.  The Edict Acquisition was revalued as part of the Merger. Refer to Note 2, “Sky Growth Merger.”
 Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

Cash paid for equity	$20,659
Contingent purchase price liabilities	11,641	(1)
Cash paid for assumed indebtedness	4,300
Total consideration	$36,600

(1)
Contingent purchase price liabilities represent subsequent milestone payments related to successful FDA inspection of the Par Formulations manufacturing facility and Abbreviated New Drug Application (“ANDA”) filings.  All contingent purchase price liabilities were paid in full within 18 months of the acquisition date.

Note 5 – Anchen Acquisition:
On November 17, 2011, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as “Anchen”) for $412,753 thousand in aggregate consideration (the “Anchen Acquisition”), subject to post-closing adjustment. During the second quarter of 2012, we collected $3,786 thousand as a result of post-closing adjustments with the former Anchen securityholders and adjusted goodwill associated with the Anchen Acquisition. The purchase price allocation was final at that time. All of the assets acquired and liabilities assumed as part of the Anchen Acquisition were revalued as part of the Merger. Refer to Note 2, “Sky Growth Merger.”

Anchen was a privately-held generic pharmaceutical company until our acquisition. Anchen broadened our industry expertise and expanded our R&D and manufacturing capabilities and product pipeline.
The Anchen Acquisition was accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the Anchen Acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Anchen Acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred.

Note 6 – Available for Sale Marketable Debt Securities:

At September 30, 2013 and December 31, 2012, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 7, “Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at September 30, 2013 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$3,538	$26	$—	$3,564

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of September 30, 2013.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2012 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$11,666	$61	$—	$11,727

    The following is a summary of the contractual maturities of our available for sale debt securities at September 30, 2013 ($ amounts in thousands):

	September 30, 2013
		Estimated Fair
	Cost	Value
Less than one year	$2,631	$2,646
Due between 1-2 years	907	918
Total	$3,538	$3,564

Note 7 – Fair Value Measurements:

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	September 30, 2013	Level 1	Level 2	Level 3
Corporate bonds (Note 6)	$3,564	$—	$3,564	$—
Cash equivalents	$66,779	$66,779	$—	$—
Senior secured term loan (Note 14)	$1,055,360	$—	$1,055,360	$—
7.375% senior notes (Note 14)	$509,600	$—	$509,600	$—
Derivative instruments - Interest rate caps (Note 15)	$2,935	$—	$2,935	$—

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
Corporate bonds (Note 6)	$11,727	$—	$11,727	$—
Cash equivalents	$14,370	$14,370	$—	$—
Senior secured term loan (Note 14)	$1,052,363	$—	$1,052,363	$—
7.375% senior notes (Note 14)	$484,488	$—	$484,488	$—
The carrying amount reported in the condensed consolidated balance sheets for accounts receivables, net, inventories, prepaid expenses and other current assets, accounts payable, payables due to distribution agreement partners, accrued salaries and employee benefits, accrued government pricing liabilities, accrued legal fees, accrued legal settlements, payable to former Anchen securityholders, and accrued expenses and other current liabilities approximate fair value because of their short-term nature.
As noted in Note 4, “Edict Acquisition,” we had contingent purchase price liabilities that represented subsequent milestone payments related to a successful FDA inspection of the Par Formulations manufacturing facility and ANDA filings.  All contingent purchase price liabilities were paid within 18 months of the acquisition date. Through September 30, 2013, we had paid the full $11,641 thousand contingent purchase price liabilities.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of September 30, 2013 or December 31, 2012 that are measured in the condensed consolidated financial statements at fair value.
Intangible Assets
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets (level 3 inputs), is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. During the three months ended September 30, 2013, we recorded intangible asset impairments totaling $39,480 thousand for five generic products not expected to achieve their originally forecasted operating results. During the three months ended June 30, 2013, we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand. During the nine months ended September 30, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2,000 thousand. Additionally, during the nine months ended September 30, 2012, we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3,700 thousand.
Derivative Instruments - Interest Rate Caps
We use interest rate cap agreements to manage our interest rate risk on our variable rate long-term debt. Refer to Note 15, "Derivatives Instruments and Hedging Activities," for further information.

Note 8 – Accounts Receivable:
We account for revenue in accordance with ASC 605, "Revenue Recognition." In accordance with that standard, we recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our direct customers. We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand. We determine whether we will recognize revenue at the time that our products are received by our direct customers or defer revenue recognition until a later date on a product by product basis at the time of launch. Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.
The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	September 30,	December 31,
	2013	2012
Gross trade accounts receivable	$349,351	$318,793
Chargebacks	(48,721)	(41,670)
Rebates and incentive programs	(66,628)	(59,426)
Returns	(77,400)	(68,062)
Cash discounts and other	(32,011)	(26,544)
Allowance for doubtful accounts	(2)	—
Accounts receivable, net	$124,589	$123,091

Allowance for doubtful accounts
($ amounts in thousands)

	Nine months ended	For the period
	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)
Balance at beginning of period	$—	$(100)	$(89)
Additions – charge to expense	4	(4)	—
Adjustments and/or deductions	(6)	15	—
Balance at end of period	$(2)	$(89)	$(89)

The following tables summarize the activity for the nine months ended September 30, 2013 and the period from September 29, 2012 to September 30, 2012 and the period from January 1, 2012 to September 28, 2012, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Nine months ended September 30, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(455,191)	$—	(1)	$448,140	$(48,721)
Rebates and incentive programs	(59,426)	(197,693)	574		189,917	(66,628)
Returns	(68,062)	(31,709)	—		22,371	(77,400)
Cash discounts and other	(26,544)	(139,855)	269		134,119	(32,011)
Total	$(195,702)	$(824,448)	$843		$794,547	$(224,760)

Accrued liabilities (2)	$(42,162)	$(61,745)	$3,566	(4)	$50,425	$(49,916)

	Period from September 29, 2012 to September 30, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(24,224)	$(3,554)	$—	(1)	$—	$(27,778)
Rebates and incentive programs	(43,864)	(1,851)	—		—	(45,715)
Returns	(64,119)	(380)	—		—	(64,499)
Cash discounts and other	(30,818)	(1,481)	—		—	(32,299)
Total	$(163,025)	$(7,266)	$—		$—	$(170,291)

Accrued liabilities (2)	$(42,455)	$(555)	$—		$—	$(43,010)

	Period from January 1, 2012 to September 28, 2012
	(Predecessor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(309,411)	$—	(1)	$305,875	$(24,224)
Rebates and incentive programs	(35,132)	(147,112)	(59)		138,439	(43,864)
Returns	(58,672)	(24,793)	1,602	(3)	17,744	(64,119)
Cash discounts and other	(28,672)	(102,718)	(809)		101,381	(30,818)
Total	$(143,164)	$(584,034)	$734		$563,439	$(163,025)

Accrued liabilities (2)	$(39,614)	$(49,536)	$—		$46,695	$(42,455)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare and the Department of Veterans Affairs.

(3)	The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1,600 thousand.

(4)
Based upon additional available information related to Managed Medicaid utilization in California and a recalculation of average manufacturer’s price, we reduced our Medicaid accruals for the periods January 2010 through December 2012 by approximately $3,600 thousand.  Our Medicaid accrual represents our best estimate at this time.

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

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, the Company provides a rebate on drugs dispensed under such government programs. The Company determines its estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount we consider historical payment rates; processing lag for outstanding claims and payments; levels of inventory in the distribution channel; and the impact of the healthcare reform acts. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable. TriCare rebate accruals reflect the Fiscal Year 2008 National Defense Authorization Act and are based on actual and estimated rebates on Department of Defense eligible sales.

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

As is customary and in the ordinary course of business, our revenue that has been recognized for product launches included initial trade inventory stocking that we believed was commensurate with new product introductions. At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products.

Major Customers – Gross Accounts Receivable

	September 30,	December 31,
	2013	2012
McKesson Corporation	27%	27%
Cardinal Health, Inc.	26%	26%
AmerisourceBergen Corporation	13%	13%
CVS Caremark	10%	9%
Other customers	24%	25%
Total gross accounts receivable	100%	100%

Note 9 – Inventories:

($ amounts in thousands)

	September 30,	December 31,
	2013	2012
Raw materials and supplies	$40,811	$37,457
Work-in-process	9,456	10,063
Finished goods	76,546	64,654
	$126,813	$112,174

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	Three months ended	For the period		Nine months ended	For the period
	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Inventory write-offs	$955	$8,639	$—	$11,484	$17,209	$—

The Company capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an ANDA that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. Pre-launch inventories at September 30, 2013 were comprised of generic products in development.
Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. There was no Strativa-related pre-launch inventory at September 30, 2013.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ amounts in thousands)

	September 30,	December 31,
	2013	2012
Raw materials and supplies	$5,794	$4,019
Work-in-process	532	655
Finished goods	476	—
	$6,802	$4,674

Write-offs of pre-launch inventories
($ amounts in thousands)

	Three months ended	For the period		Nine months ended	For the period
	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Pre-launch inventory write-offs, net of partner allocation	$665	$3,701	$—	$1,354	$10,208	$—

Note 10 – Property, Plant and Equipment, net:

($ amounts in thousands)

	September 30,	December 31,
	2013	2012
Land	$4,553	$4,553
Buildings	29,271	28,781
Machinery and equipment	56,387	48,026
Office equipment, furniture and fixtures	5,309	5,130
Computer software and hardware	20,972	19,034
Leasehold improvements	25,782	22,720
Construction in progress	9,136	10,933
	151,410	139,177
Accumulated depreciation and amortization	(24,900)	(7,547)
	$126,510	$131,630

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	Three months ended	For the period		Nine months ended	For the period
	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Depreciation and amortization expense	$6,013	$4,369	$99	$17,718	$13,230	$99

Note 11 – Intangible Assets, net:

($ amounts in thousands)

	September 30, 2013			December 31, 2012
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products	$530,759	$(126,691)	$404,068	$552,700	$(33,321)	$519,379
Other product related royalty streams	115,600	(17,803)	97,797	115,600	(5,289)	110,311
IPR&D	445,500	—	445,500	584,000	—	584,000
Subsequently developed annual IPR&D groups	163,100	(15,035)	148,065	24,600	(257)	24,343
Par trade name	26,400	—	26,400	26,400	—	26,400
Watson/Actavis Divestiture Products	83,179	(19,000)	64,179	101,200	(3,934)	97,266
Watson/Actavis related IPR&D	14,300	—	14,300	14,300	—	14,300
Other	1,000	—	1,000	—	—	—
	$1,379,838	$(178,529)	$1,201,309	$1,418,800	$(42,801)	$1,375,999

    We recorded amortization expense related to intangible assets of $135,744 thousand for the nine months ended September 30, 2013 and $31,197 thousand for the period from January 1, 2012 to September 28, 2012 and $832 thousand for the period from September 29, 2012 to September 30, 2012. After the Merger, amortization expense was included in cost of goods sold. Prior to the Merger, the majority of amortization expense was included in cost of goods sold with the remainder in selling, general and administrative expense.
Intangible Assets Acquired in the Merger

We were acquired on September 28, 2012 through the Merger. Refer to Note 2, “Sky Growth Merger,” for details of the Merger and related transactions. As part of the Merger, we revalued intangible assets related to commercial products (developed technology), royalty streams, IPR&D, and our trade name.
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
The developed product intangible assets are composite assets, comprising the market position of the product, the developed technology utilized and the customer base to which the products are sold. Developed technology and the customer base were considered but have not been identified separately as any related cash flows would be intertwined with the product related intangibles. Developed products held by the Company are considered separable from the business as they could be sold to a third party. The Developed products were valued using an excess earnings method, with the exception of the royalty revenue stream products not manufactured by us, which were valued using a relief from royalty method of the income approach. The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately seven years.
IPR&D is related to R&D projects that were incomplete at the Merger. There were 86 projects associated with IPR&D at the Merger. As of the Merger, we grouped and valued IPR&D based on the projected year of launch for each group. IPR&D are considered separable from the business as they could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in an annual group, we will make a separate determination of useful life of the IPR&D annual group and commence amortization. This methodology resulted in five annual groups of IPR&D (2012 through 2016). When the first product of each annual IPR&D group launches, it is our policy to commence amortization of the entire annual group utilizing the related cash flows expected to be generated for the annual group. Due to the nature of our generic product portfolio pipeline, individual products in the annual IPR&D groups are expected to launch within an annual time period or reasonably close thereto.
Subsequently developed annual IPR&D groups represent IPR&D annual groups that have had the first product in the group launched. The remaining net book value of the related intangible asset associated with subsequently developed annual IPR&D groups will be amortized over a weighted average amortization period of approximately seven years.
Trade names constitute intellectual property rights and are marketing-related intangible assets. Our corporate trade name was valued using a relief from royalty method of the income approach and accounted for as an indefinite-lived intangible asset that will be subject to annual impairment testing or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach.

Intangible Assets acquired with the Divested Products from the Watson/Actavis Merger
On November 6, 2012, in connection with the Watson/Actavis Merger, we acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, eight ANDAs that were awaiting regulatory approval and a generic product in late-stage development. Refer to Note 3, “Acquisition of Divested Products from the Watson/Actavis Merger,” for details of the transaction.
Developed products are defined as products that are commercialized, all research and development efforts have been completed by the Seller, and final regulatory approvals have been received. The developed product intangible assets are composite assets, comprising the market position of the product, the developed technology utilized and the customer base to which the products are sold. Developed technology and the customer base were considered but have not been identified separately as any related cash flows would be very much intertwined with the product related intangibles. Developed products held by the Company are considered separable from the business as they could be sold to a third party. The Developed products were valued using a multi-period excess earnings method under the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately seven years.
IPR&D consists of technology-related intangible assets used in R&D activities, which are still incomplete. IPR&D products held by the Company are considered separable from the business as they could be sold to a third party. The IPR&D products were valued using multi-period excess earnings method under the income approach as the most reasonable approach for estimating the fair value of acquired IPR&D Products. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of the group of projects. Upon the successful completion and launch of a product in the group, we will make a separate determination of useful life of the related IPR&D intangible and commence amortization.
Intangible Asset Impairments
During the three months ended September 30, 2013, we recorded intangible asset impairments totaling $39,480 thousand related to an adjustment to the forecasted operating results of five Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the three months ended June 30, 2013, we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand. During the period from January 1, 2012 to September 28, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2,000 thousand, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3,700 thousand.

Estimated Amortization Expense for Existing Intangible Assets at September 30, 2013
The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after September 30, 2013 and assumes the intangible asset related to the Par trade name as an indefinite lived asset will not be amortized in the future.
($ amounts in thousands)

Estimated
Amortization
Expense
Remainder of 2013	$51,283
2014	182,764
2015	159,253
2016	171,014
2017	201,294
2018 and thereafter	409,301
$1,174,909

Note 12 – Goodwill:

($ amounts in thousands)

	September 30,	December 31,
	2013	2012
Balance at beginning of period	$850,652	$—
Additions:
Sky Growth Merger	—	850,652
Deductions:
Finalization of purchase accounting	(1,000)	—
Balance at end of period	$849,652	$850,652

As noted in Note 2, “Sky Growth Merger,” we were acquired through the Merger. Based upon purchase price allocation in accordance with ASC 350-20-35-30, we recorded goodwill in the amount of $850,652 thousand at December 31, 2012, which was allocated to Par.
Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2012, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill had been recognized through September 30, 2013.

Note 13 – Income Taxes:

($ in thousands)

	Three months ended	For the period		Nine months ended	For the period
	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
(Benefit) provision for income taxes	$(18,797)	$(3,588)	$927	$(36,077)	$29,529	$927
Effective tax rate	39%	72%	37%	35%	58%	37%

The effective tax rate for the three months ended September 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies and our R&D credit. The effective tax rate for the period from July 1, 2012 to September 28, 2012 (Predecessor) reflects our estimate of the non-deductible portion of loss contingencies provided for in the quarter and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies. For purposes of determining our tax provision for the period from July 1, 2012 to September 28, 2012 (Predecessor), a certain litigation matter was treated as a discreet event under the provisions of ASC 740, "Income Taxes" ("ASC 740").
The effective tax rate for the nine months ended September 30, 2013 reflects our non-deductible portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies and our R&D tax credit. The R&D tax credit was retroactively reinstated by Congress in the American Taxpayer Relief Act in January 2013. Current deferred income tax assets at September 30, 2013 consist of temporary differences primarily related to accounts receivable reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at September 30, 2013 consist of timing differences primarily related to intangible assets, debt and depreciation.
The effective tax rate for the period from January 1, 2012 to September 28, 2012 (Predecessor) reflects the portion of certain 2012 loss contingencies which may not be tax deductible and non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act offset by benefit for agreement with the IRS on the deductibility of certain loss contingencies previously unrecognized. Current deferred income tax assets at September 28, 2012 consisted of temporary differences primarily related to accounts receivable reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at September 28, 2012 consisted of timing differences primarily related to intangible assets, stock options and depreciation.
The Company and Anchen are currently being audited by the IRS for the tax years 2009, 2010 and 2011.  Par Pharmaceutical Companies, Inc. is no longer subject to IRS audit for periods prior to 2009.  Anchen is also currently under audit in one state jurisdiction for the years 2005 to 2010. We are also currently under audit in one additional state jurisdiction for the years 2003 through 2009.  In most other state jurisdictions, we are no longer subject to examination by state tax authorities for years prior to 2008.
We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of September 30, 2013, we had $17,562 thousand included in “Long-term liabilities” and $949 thousand in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.  During the three months ended September 30, 2013, we recorded an increase in unrecognized tax benefits of $2,684 thousand as result of tax positions taken during the quarter. We also recorded a reduction to our unrecognized tax benefit of $1,000 thousand. This was recorded as a reduction of "Goodwill" on our condensed consolidated balance sheet as of September 30, 2013 as it related to a purchase accounting adjustment from the Sky Growth Merger. We expect a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 14 - Debt:
($ amounts in thousands)

	September 30,	December 31,
	2013	2012
Senior credit facilities:
Senior secured term loan	$1,058,005	$1,052,363
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,548,005	1,542,363
Less unamortized debt discount to senior secured term loan	(8,172)	—
Less current portion	(10,660)	(10,550)
Long-term debt	$1,529,173	$1,531,813

Senior Credit Facilities
In connection with the Merger, on September 28, 2012, we entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, led by Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., RBC Capital Markets LLC and BMO Capital Markets as Joint Lead Arrangers and Joint Lead Bookrunners, Deutsche Bank Securities, Inc. and Goldman Sachs Bank USA as Co-Syndication Agents, and Citigroup Global Markets Inc. and RBC Capital Markets LLC as Co-Documentation Agents, to provide Senior Credit Facilities comprised of a seven-year senior secured term loan in an initial aggregate principal amount of $1,055 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility in an initial amount of $150 million (the “Revolving Facility”). The proceeds of the Revolving Facility are available for general corporate purposes.

The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness, (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries.

We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. The Credit Agreement includes an accordion feature pursuant to which we may increase the amount available to be borrowed by up to an additional $250,000 thousand (or a greater amount if we meet certain specified financial ratios) under certain circumstances. Repayments of the proceeds of the term loan are due in quarterly installments over the term of the Credit Agreement. Amounts borrowed under the Revolving Facility are payable in full upon expiration of the Credit Agreement.

Refinancing of the Term Loan Facility
On February 6, 2013, the Company, Par Pharmaceutical, Inc., as co-borrower, Sky Growth Intermediate Holdings II Corporation (“Intermediate Holdings”), the subsidiary guarantor party thereto, Bank of America, as administrative agent, and the lenders and other parties thereto modified the Term Loan Facility (as amended, the “New Term Loan Facility”) by entering into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement.
Amendment No. 1 replaced the existing term loans with a new class of term loans in an aggregate principal amount of $1,066 million (the “New Term Loans”). Borrowings under the New Term Loan Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (which is subject to a 1.00% floor) or the base rate rate (which is subject to a 2.00% floor). The applicable margin for borrowings under the New Term Loans is 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. Amendment No. 1 provides for a soft call option applicable to the New Term Loans. The soft call option provides for a premium equal to 1.00% of the amount of the outstanding principal if, on or prior to August 6, 2013, the Company entered into certain repricing transactions. The other terms applicable to the New Term Loans are substantially the same terms as the original term loans. We were in compliance with all applicable covenants as of September 30, 2013.
In connection with the transactions described herein, the Company paid a 1.00% soft call premium in an aggregate amount of approximately $10,500 thousand on the existing term loan in February 2013, a portion of which was capitalized as a discount to the New Term Loan Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5,923 thousand of the existing unamortized deferred financing costs and $1,412 thousand of the related $10,500 thousand soft call premium were written off in connection with this refinancing and included in the condensed consolidated statements of operations as a loss on debt extinguishment.
Repricing of the Revolving Facility
The Company and Par Pharmaceutical, Inc., as co-borrower, Intermediate Holdings, the subsidiary guarantor party thereto, Bank of America, as administrative agent, and the lenders and other parties thereto modified the Revolving Credit Facility by entering into Amendment No. 2 (“Amendment No. 2”), dated February 22, 2013, and Amendment No. 3 (“Amendment No. 3” and, together with Amendment No. 2, the “Revolver Amendments”), dated February 28, 2013, to the Credit Agreement.
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension to be effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of September 30, 2013.
Borrowings under the Extended Revolving Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR or the base rate. The initial applicable margin for borrowings under the Extended Revolving Facility is 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The Extended Revolving Facility will mature on December 28, 2017. Borrowings and repayments of loans under the Extended Revolving Facility and the non-extended portion of the Revolving Facility may be made on a non-pro rata basis with one another, and the commitments under the non-extended portion of the Revolving Facility may be terminated prior to the commitments under the Extended Revolving Credit Facility. The other terms applicable to the Extended Revolving Credit Facility are substantially identical to those of the Revolving Credit Facility.

7.375% Senior Notes
In connection with the Merger, on September 28, 2012, we issued $490,000 thousand aggregate principal amount of 7.375% senior notes due 2020 (the “Notes”). The Notes were issued pursuant to an indenture entered into as of the same date between the Company and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2013. The Notes mature on October 15, 2020.

We may redeem the Notes at our option, in whole or in part on one or more occasions, at any time on or after October 15, 2015, at specified redemption prices that vary by year, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 40% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price equal to the sum of (i) 107.375% of the aggregate principal amount thereof, plus (ii) accrued and unpaid interest, if any, to the redemption date. At any time prior to October 15, 2015, we may also redeem the Notes, in whole or in part on one or more occasions, at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and a specified “make-whole premium.”

The Notes are guaranteed on a senior unsecured basis by our material existing direct and indirect wholly-owned domestic subsidiaries and, subject to certain exceptions, each of our future direct and indirect domestic subsidiaries that guarantees the Senior Credit Facilities or our other indebtedness or indebtedness of the guarantors will guarantee the Notes. Under certain circumstances, the subsidiary guarantors may be released from their guarantees without consent of the holders of Notes.

The Notes and the subsidiary guarantees will be our and the guarantors’ senior unsecured obligations and will (i) rank senior in right of payment to all of our and the subsidiary guarantors’ existing and future subordinated indebtedness; (ii) rank equally in right of payment with all of our and the subsidiary guarantors’ existing and future senior indebtedness; (iii) be effectively subordinated to any of our and the subsidiary guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt; and (iv) be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes.

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40,000 thousand or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40,000 thousand when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of September 30, 2013.
Par Pharmaceutical Companies, Inc., the parent company, is the sole issuer of the Notes.  The Notes are guaranteed on a senior unsecured basis by Par Pharmaceutical Companies, Inc.'s material direct and indirect wholly-owned domestic subsidiaries.  The guarantees are full and unconditional and joint and several.  Par Pharmaceutical Companies, Inc. has no independent assets or operations.  Each of the subsidiary guarantors is 100% owned by Par Pharmaceutical Companies, Inc. and all non-guarantor subsidiaries of Par Pharmaceutical Companies, Inc. are minor subsidiaries.
Debt Maturities as of September 30, 2013
($ amounts in thousands)

2013	$2,665
2014	10,660
2015	10,660
2016	10,660
2017	10,660
2018	10,660
2019	1,002,040
2020	490,000
Total debt at September 30, 2013	$1,548,005

Note 15 - Derivative Instruments and Hedging Activities:
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from global economic conditions. We manage economic risks, including interest rate risk primarily through the use of derivative financial instruments to mitigate the potential impact of interest rate risk. All derivatives are carried at fair value on our condensed consolidated balance sheets. We do not enter into speculative derivatives. Specifically, we enter into derivative financial instruments to manage exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. We may net settle any of our derivative positions under agreements with our counterparty, when applicable.

Cash Flow Hedges of Interest Rate Risk via Interest Rate Caps
Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we primarily use interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the three months ended September 30, 2013, we entered into such derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement beginning as of September 30, 2013. These instruments are designated for accounting purposes as cash flow hedges of benchmark interest rate risk related to our Credit Agreement. We assess effectiveness and the effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges for financial reporting purposes. Such effective portion of changes in fair value are recorded in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Interest Rate Caps
As of September 30, 2013, we had five outstanding interest rate caps with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. The derivatives had a combined notional value of $600,000 thousand, all with an effective date as of September 30, 2013 and with termination dates each September 30th beginning in 2014 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.9% (including applicable margin of 3.25% per the Credit Agreement) at September 30, 2013. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. At the effective date of these interest rate caps approximately 30% of our total outstanding debt at September 30, 2013 remains subject to variability in cash flows attributable to changes in LIBOR interest rates. During the next twelve months, we estimate that $4,000 thousand will be reclassified from “Accumulated other comprehensive loss” on our condensed consolidated balance sheet at September 30, 2013 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of September 30, 2013, we recorded $2,935 thousand as part of “Accumulated other comprehensive loss” on our condensed consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
We elected to use the income approach to value the derivatives, using observable Level 2 market expectations at each measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatility and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs for valuation models include the cash rates, futures rates, swap rates, credit rates and interest rate volatilities.  Reset rates, discount rates and volatilities are interpolated from these market inputs to calculate cash flows as well as to discount those future cash flows to present value at each measurement date. Refer to Note 7 for additional information regarding fair value measurements.
The fair value of our derivative instruments measured as outlined above as of September 30, 2013 was as follows:
($ amounts in thousands)

	September 30,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(2,935)	$—	$(2,935)	$—
	$(2,935)	$—	$(2,935)	$—

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of September 30, 2013 and 2012:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under ASC 815

Interest rate cap contracts		$—	$—	Accrued expenses and other current liabilities	$(4,000)	$—
Interest rate cap contracts		—	—	Other Assets	1,065	—

Total derivatives designated as hedging instruments under ASC 815

		$—	$—		$(2,935)	$—

Total derivatives		$—	$—		$(2,935)	$—

The following tables summarize our five interest cap agreements with a single counterparty and that each agreement represented a net liability for us and none of our interest cap agreements represented a net asset as of September 30, 2013:
($ amounts in thousands)

Offsetting of Derivative Liabilities
		As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(2,935)	$(1,065)	$(4,000)	$1,065	$—	$(2,935)

Total	$(2,935)	$(1,065)	$(4,000)	$1,065	$—	$(2,935)

($ amounts in thousands)

Offsetting of Derivative Assets
		As of September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$1,065	$1,065	$(1,065)	$—	$—

Total	$—	$1,065	$1,065	$(1,065)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive income (loss) for the nine months ended September 30, 2013:

Other Comprehensive Income (Loss) Rollforward:		Amount ($ thousands)
Beginning Balance Gain/(Loss) as of	December 31, 2012	$—
Amount Recognized in Other Comprehensive Income (Loss) on Derivative (Pre-tax)		(2,935)
Amount Reclassified from Other Comprehensive Income (Loss) into Income (Loss)		—
Ending Balance Gain/(Loss) (Pre-tax) as of	September 30, 2013	$(2,935)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending September 30, 2013 and 2012:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Three and Nine Month Periods Ended September 30, 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2013	2012		2013	2012		2013	2012
Interest rate cap contracts	$(2,935)	—	Interest Expense	$—	—	Interest Expense	$—	—

Total	$(2,935)	—		$—	—		$—	—

Note 16 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the nine-month period ended September 30, 2013 were as follows (share amounts and $ amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2012	—	$—	$677,650	$(10)
Unrealized loss on available for sale securities, net of tax	—	—	—	(22)
Unrealized loss on cash flow hedges, net of tax			—	(1,878)
Compensatory arrangements	—	—	6,823	—
Other	—	—	(316)	—
Balance, September 30, 2013	—	$—	$684,157	$(1,910)

Note 17 – Share-Based Compensation:
We account for share-based compensation as required by ASC 718-10, Compensation – Stock Compensation, ("ASC 718-10") which requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. Under ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award. ASC 718-10 also requires that excess tax benefits be reflected as financing cash flows.

Successor Share-Based Compensation
Stock Options
In conjunction with the Merger, certain senior level employees of the Company were granted stock options in Holdings, effectively granted as of September 28, 2012, under the terms of the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
Each optionee received two equal tranches of stock options. Tranche 1 options vest based upon continued employment over a five year period, ratably 20% each annual period. Our policy is to recognize expense for this type of award on a straight-line basis over the requisite service period for the entire award (5 years). Tranche 2 options vest based upon continued employment and the Company achieving specified annual or bi-annual EBITDA targets. Compensation expense will be recognized on a graded vesting schedule. In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of a initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of the original equity invested in the Company as of September 28, 2012.
We used the Black-Scholes stock option pricing model to estimate the fair value of all Tranche 1 options and Tranche 2 options without a market condition (i.e., Tranche 2 options with service and performance conditions only).
The Tranche 2 options with a market condition were valued using a Monte Carlo simulation. The Monte Carlo simulation developed a range of projected outcomes of the market condition by projecting potential share prices over a 5 year simulation and determining if the share price had reached the specified level of proceeds stipulated in the equity plan. We ran one million simulations and concluded the fair value of the Tranche 2 options with market condition as the average of present value of the payoffs across all simulations.
A summary of the calculated estimated grant date fair value per option is as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
Fair value of stock options	(Successor)	(Successor)
TRANCHE 1	$0.67	$0.67
TRANCHE 2 without market condition	$0.68	$0.68
TRANCHE 2 with market condition	$0.76	$0.76

For Tranche 2 options, each quarter we will evaluate the probability of the Company achieving the annual or the bi-annual EBITDA targets (“Vesting Event A”) and the probability of an initial public offering or other sale of the Company to a third party buyer (“Vesting Event B”). If it is probable that the Company will achieve Vesting Event A, then the Company will recognize expense for Tranche 2 options at the $0.68 per option value with any necessary adjustments to expense to be equal to the ratable expense as of the end of that particular quarter end. If it is probable that the Company will achieve Vesting Event B, then the Company will recognize expense for Tranche 2 options at the $0.76 per option value (which is the fair value taking into account the market condition) with any necessary adjustment to expense to be equal to the ratable expense as of the end of that particular quarter end.
We granted a member of the Board of Directors of Holdings stock options in Holdings during the three months ended March 31, 2013 under similar terms as the Tranche 1 options granted as of September 28, 2012 under the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. These stock options vest based upon continued service over an approximate five year period, ratably 20% each period ending September 28th. We will recognize expense on a straight-line basis over the requisite service period for the entire award. The share-based compensation expense relating to the award has been pushed down from Holdings to the Company.  We used the Black-Scholes stock option pricing model to estimate the fair value of the stock option awards.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
	(Successor)	(Successor)
Cost of goods sold	$226	$674
Selling, general and administrative	2,040	6,068
Total, pre-tax	$2,266	$6,742
Tax effect of share-based compensation	(838)	(2,495)
Total, net of tax	$1,428	$4,247

The following is a summary of our stock option activity (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2012	21,630	$1.00
Granted	500	1.00
Exercised	—	—
Forfeited	(300)	1.00
Balance at September 30, 2013	21,830	$1.00	9.0	$—
Exercisable at September 30, 2013	4,366	$1.00	9.0	$—
Vested and expected to vest at September 30, 2013	20,742	$1.00	9.0	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2012	21,630	$1.00
Granted	—	—
Exercised	—	—
Forfeited	(300)	1.00
Balance at September 30, 2013	21,330	$1.00	9.0	$—
Exercisable at September 30, 2013	—	$—	0.0	$—
Vested and expected to vest at September 30, 2013	20,242	$1.00	9.0	$—

Rollover Options
As part of the Merger, certain employees of the Company were given the opportunity to exchange their stock options in Predecessor for stock options in Holdings (“Rollover Stock Options”). Sponsor was not legally or contractually required to replace

Predecessor stock options with Holdings stock options, therefore the Rollover Stock Options were not part of the purchase price. The ratio of exchange was based on the intrinsic value of the Predecessor stock options at September 28, 2012.
The term of the Predecessor stock options exchanged for Holdings stock options were not extended. All Rollover Stock Options maintained their 10 year term from original grant date.
All of the Rollover Stock Options were either vested prior to September 27, 2012 or were accelerated vested on September 27, 2012 (date of the Predecessor shareholders’ meeting that approved the Merger) in accordance with the terms of the Predecessor stock option agreements. No additional vesting conditions were imposed on the holders of the Rollover Stock Options. All remaining unrecognized share-based compensation expense associated with the Rollover Stock Options was recognized during the Predecessor period.
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2012	18,100	$0.25
Granted	—	—
Exercised	(749)	0.25
Forfeited	—	—
Balance at September 30, 2013	17,351	$0.25	4.0	$13,013
Exercisable at September 30, 2013	17,351	$0.25	4.0	$13,013

Restricted Stock
In conjunction with the Merger, certain senior level employees were granted restricted stock units ("RSUs") in Holdings. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
Each RSU has only a time-based service condition and will vest no later than the fifth anniversary of the grant date (September 28, 2017) upon fulfillment of the service condition.
The fair value of each RSU is based on fair value of each share of Holdings common stock on the grant date. The RSUs are classified as equity awards. The total calculated value, net of estimated forfeitures, will be recognized ratably over the 5 year vesting period.
We granted RSUs to a member of the Board of Directors during the nine months ended September 30, 2013 that will vest within two years of the grant upon fulfillment of the service condition over the same time period.
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the nine-month period ended September 30, 2013 ($ amounts in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2013	2013
	(Successor)	(Successor)
Cost of goods sold	$2	$7
Selling, general and administrative	22	75
Total, pre-tax	$24	$82
Tax effect of stock-based compensation	(9)	(30)
Total, net of tax	$15	$52

The following is a summary of our RSU activity for the nine-month period ended September 30, 2013 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2012	300	$1.00
Granted	65	1.00
Vested	—	—
Forfeited	—	—
Non-vested restricted stock unit balance at September 30, 2013	365	$1.00	$365
Long-term Cash Incentive Awards
In conjunction with the Merger, certain employees were granted awards under the Long-term Cash Incentive Award Agreement incentive plan (the “Incentive Plan”) from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the original equity invested in the company as of September 28, 2012. There is no vesting period under the Incentive Plan. The grantees must be employed by Sky Growth Holdings Corporation and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment.
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Incentive Plan at September 30, 2013.

Predecessor Share-Based Compensation
As a result of the Merger, as of September 27, 2012, the Predecessor’s unvested share-based compensation instruments were accelerated to vest in accordance with the underlying Predecessor equity plans. These instruments, together with previously vested awards, and with the exception of Rollover Options discussed above, were settled in cash at the $50.00 purchase price per share paid by Sponsor in the Merger. All previous share-based compensation plans were cancelled in conjunction with the Merger.
Stock Options

We used the Black-Scholes stock option pricing model to estimate the fair value of stock option awards.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the nine-month period ended September 30, 2012 ($ amounts in thousands):

	For the period		For the period
	July 1, 2012 to	September 29, 2012 to	January 1, 2012 to	September 29, 2012 to
	September 28, 2012	September 30, 2012	September 28, 2012	September 30, 2012
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Cost of goods sold	$100	$—	$300	$—
Selling, general and administrative	900	—	2,700	—
Total, pre-tax	$1,000	$—	$3,000	$—
Tax effect of share-based compensation	(370)	—	(1,110)	—
Total, net of tax	$630	$—	$1,890	$—

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vested ratably over four years. The related share-based compensation expense was recorded over the requisite service period, which was the vesting period. The fair value of restricted stock was based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the nine-month period ended September 30, 2012 was as follows ($ amounts in thousands):

	For the period		For the period
	July 1, 2012 to	September 29, 2012 to	January 1, 2012 to	September 29, 2012 to
	September 28, 2012	September 30, 2012	September 28, 2012	September 30, 2012
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Cost of goods sold	$132	$—	$377	$—
Selling, general and administrative	1,183	—	3,390	—
Total, pre-tax	$1,315	$—	$3,767	$—
Tax effect of share-based compensation	(487)	—	(1,394)	—
Total, net of tax	$828	$—	$2,373	$—

Restricted Stock Unit Grants With Internal Performance Conditions
In January 2012, we issued restricted stock units with performance conditions (“performance units”) to two senior executives. The vesting of these performance units was contingent upon the achievement of certain financial and operational goals related to the Anchen Acquisition and corporate entity performance with cliff vesting after three years if the performance conditions and continued employment condition were met.
The two senior executives each received approximately 25 thousand performance units. The value of the performance units awarded was approximately $1.7 million at the grant date. These awards were accelerated and vested upon the consummation of the Merger and all related compensation was recognized as of that date.

Cash-settled Restricted Stock Unit Awards
We granted cash-settled restricted stock unit awards that vested ratably over four years to certain employees. The cash-settled restricted stock unit awards were classified as liability awards and were reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet. Cash-settled restricted stock units entitled such employees to receive a cash amount determined by the fair value of our common stock on the vesting date. The fair values of these awards were remeasured at each reporting period (marked to market) until the awards vested and were paid as of September 28, 2012. Fair value fluctuations were recognized as cumulative adjustments to share-based compensation expense and the related liabilities. Cash-settled restricted stock unit awards were subject to forfeiture if employment terminated prior to vesting. Share-based compensation expense for cash-settled restricted stock unit awards were recognized ratably over the service period.

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the nine-month period ended September 30, 2012 was as follows ($ amounts in thousands):

	For the period		For the period
	July 1, 2012 to	September 29, 2012 to	January 1, 2012 to	September 29, 2012 to
	September 28, 2012	September 30, 2012	September 28, 2012	September 30, 2012
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Cost of goods sold	$100	$—	$232	$—
Selling, general and administrative	899	—	2,089	—
Total, pre-tax	$999	$—	$2,321	$—
Tax effect of share-based compensation	(370)	—	(859)	—
Total, net of tax	$629	$—	$1,462	$—

Note 18 – Commitments, Contingencies and Other Matters:
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

Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “'981 patent”) and 6,221,392 (the “'392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the '392 and '981 patents. On September 28, 2009, the USPTO's Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner's rejection of all claims in the '981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the '981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the '392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, incorporating narrower claims than the originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
Unimed and Laboratories Besins Iscovesco (“Besins”) filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock's submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs' complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC's claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs' claims of sham litigation. On June 10, 2010, the FTC appealed the District Court's dismissal of the FTC's claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court's decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes. On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description. Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents. On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product. On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision. On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment. A jury trial is now scheduled in the District Court for November 3, 2014. On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case. A contingent liability of $9 million was recorded on our condensed consolidated balance sheet as of December 31, 2012 and September 30, 2013 for this matter. We can give no assurance that final resolution of this legal proceeding will not exceed the amount of the reserve. We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments. We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC®. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial is scheduled for January 26, 2015. We intend to defend this action vigorously.
On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case. On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability. The U.S. Court of Appeals for the Federal Circuit affirmed the District Court's ruling on September 28, 2012, and we filed our petition for en banc rehearing on October 31, 2012. On July 19, 2013, our rehearing petition was denied without comment and the mandate was issued on July 29, 2013.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed a petition for panel and en banc rehearing, and our response to the petition is due by November 20, 2013. We will continue to pursue this appeal vigorously.
On October 4, 2010, UCB Manufacturing, Inc. filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma's head of research and development, Yu- Hsing Tu. The complaint alleges that Tris and Tu misappropriated UCB's trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound. The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties' manufacture and marketing of generic Tussionex® seeking a judgment of misappropriation and breach, a permanent injunction and disgorgement of profits. On June 2, 2011, the court granted Tris's motion for summary judgment dismissing UCB's claims, and UCB appealed. An oral hearing was held on April 8, 2013. We intend to vigorously defend the lawsuit.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9-13 and October 15, 2013. We intend to defend this action vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. A bench trial was held from October 7-15, 2013. We intend to prosecute this infringement case vigorously.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against our subsidiary, Anchen Pharmaceuticals, in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745 ,466 because Anchen submitted an ANDA with a Paragraph IV certification seeking FDA approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman ruling was entered on May 1, 2013. On October 15, 2013, a draft stipulation of dismissal was offered to plaintiffs in light of our conversion of our Paragraph IV certification to a Paragraph III certification in our ANDA. As of October 31, 2013, plaintiffs continue to oppose the entry of the dismissal stipulation. We will continue to defend this action vigorously.
On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 8,067,033 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 17, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. We intend to defend this action vigorously.
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA and are prosecuting the case vigorously. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. We intend to continue to defend and prosecute, as appropriate, these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing is scheduled for February 6, 2014, and pre-trial briefs are due October 24, 2014. We intend to defend this action vigorously.
On October 31, 2012, Acura Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleged infringement of U.S. Patent No. 7,510,726 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oxycodone oral tablets 5 and 7.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 7, 2013, an order was entered to stay the case pending the Court’s review of a confidential settlement agreement.
On December 19, 2012, Endo Pharmaceuticals and Grunenthal filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,114,383; 8,192,722; 8.309, 060; 8,309,122; and 8,329,216 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oxymorphone hydrochloride extended release tablets 40 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26 -29, 2013. We intend to defend this action vigorously.
On January 15, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the Southern District of New York. The action was brought by Purdue Pharma and Grunenthal against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of oxycodone hydrochloride extended release tablets 10, 15, 20, 30, 40, 60, and 80 mg. The complaint alleges infringement of U.S. Patent No. 8,114,383 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On September 24, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On January 31, 2013, Merz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,638,552 and 7,816,396 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of glycopyrrolate oral solution. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial has been scheduled for December 8, 2014. We intend to defend this action vigorously.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. We intend to defend this action vigorously.
On May 14, 2013, Bayer Pharma AG, Bayer IP GMBH, and Bayer Healthcare Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,362,178 and 7,696,206 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of vardenafil hydrochloride orally disintegrating tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On May 15, 2013, Endo Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of non-tamper resistant oxymorphone hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. While Watson had settled patent litigation relating to this product in October 2010, Endo is asserting patents that issued after that settlement agreement was executed. We intend to defend this action vigorously.

On June 19, 2013, Alza Corporation and Janssen Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 8,163,798 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of methylphenidate hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for March 16, 2015. We intend to defend this action vigorously.

On June 21, 2013, we, along with Alkermes Pharma Ireland Ltd., filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware. In the complaint, we allege infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for February 17, 2015. We intend to prosecute this infringement case vigorously.

On September 23, 2013, Forest Labs and Royalty Pharma filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 6,602,911; 7,888,342; and 7,994,220 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 12.5, 25, 50, and 100 mg milnacipran HCl oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On October 22, 2013, Horizon Pharma and Jagotec AG filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos., 6,488,960; 6,677,326; 8,168,218; 8,309,124; and 8,394,407 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2 and 5 mg prednisone delayed release oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. The lawsuit brought by the state of Illinois is scheduled for trial on January 13, 2014. The lawsuit brought by the state of Kansas is scheduled for trial on April 6, 2015. The remaining lawsuits have yet to be scheduled for trial. To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Iowa, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, and Texas, as well as the suit brought by the city of New York and New York Counties, and the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. During the nine months ended September 30, 2013, we recorded an additional $3,300 thousand as "Settlements and loss contingencies, net" on the condensed consolidated statements of operations as we continue to periodically assess and estimate our remaining potential liability. A contingent liability of $10,017 thousand was recorded under the caption “Accrued legal settlements”

on our condensed consolidated balance sheet as of September 30, 2013, in connection with the remaining AWP actions. In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability. We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions. However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.
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

Note 19 – Segment Information:
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

Our business segments were determined based on management’s reporting and decision-making requirements in accordance with ASC 280-10, "Segment Reporting." We believe that our generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to brand name drugs. Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a brand name drug nearing the end of its market exclusivity period for any reason discussed above). Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers. Based on the similar economic characteristics, production processes and customers of Par’s generic products, management has determined that Par’s generic pharmaceuticals are a single reportable business segment. Our chief operating decision maker does not review the Par (generic) or Strativa (brand) segments in any more granularity, such as at the therapeutic or other classes or categories. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by management.
Our chief operating decision maker does not review our assets or depreciation by business segment at this time as they are not material to Strativa. Therefore, such allocations by segment are not provided.

The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended	For the period		Nine months ended	For the period
	September 30,	July 1, 2012 to	September 29, 2012 to	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012	2013	September 28, 2012	September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Revenues:
Par Pharmaceutical	$249,818	$218,614	$10,689	$737,733	$742,890	$10,689
Strativa	17,503	19,449	—	53,453	60,978	—
Total revenues	$267,321	$238,063	$10,689	$791,186	$803,868	$10,689

Gross margin:
Par Pharmaceutical	$69,506	$86,611	$3,627	$175,502	$296,184	$3,627
Strativa	11,885	14,739	—	36,233	46,166	—
Total gross margin	$81,391	$101,350	$3,627	$211,735	$342,350	$3,627

Operating (loss) income:
Par Pharmaceutical	$(18,352)	$11,023	$3,339	$(19,169)	$116,466	$3,339
Strativa	(6,373)	(13,141)	—	(4,446)	(57,026)	—
Total operating (loss) income	$(24,725)	$(2,118)	$3,339	$(23,615)	$59,440	$3,339
Interest income	14	148	—	70	424	—
Interest expense	(23,385)	(2,996)	(824)	(71,033)	(9,159)	(824)
Loss on debt extinguishment	—	—	—	(7,335)	—	—
(Benefit) provision for income taxes	(18,797)	(3,588)	927	(36,077)	29,529	927
Net (loss) income	$(29,299)	$(1,378)	$1,588	$(65,836)	$21,176	$1,588

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended	For the period		Nine months ended	For the period
	September 30,	July 1, 2012 to	September 29, 2012 to	September 30,	January 1, 2012 to	September 29, 2012 to
	2013	September 28, 2012	September 30, 2012	2013	September 28, 2012	September 30, 2012
Product	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
Par Pharmaceutical
Budesonide (Entocort® EC)	$54,952	$33,046	$—	$150,382	$104,543	$—
Divalproex (Depakote®)	26,343	2,772	—	20,116	9,353	—
Propafenone (Rythmol SR®)	19,423	17,237	—	53,919	54,217	—
Metoprolol succinate ER (Toprol-XL®)	12,277	45,875	—	45,206	156,593	—
Bupropion ER (Wellbutrin®)	11,450	12,695	—	31,268	36,059	—
Lamotrigine (Lamictal XR®)	11,079	—	—	41,725	—	—
Modafinil (Provigil®)	(225)	32,683	—	22,530	90,166	—
Rizatriptan (Maxalt®)	5,283	—	—	42,296	—	—
Other (1)	102,013	67,908	10,689	308,094	273,503	10,689
Other product related revenues (2)	7,223	6,398	—	22,197	18,456	—
Total Par Pharmaceutical Revenues	249,818	218,614	10,689	737,733	742,890	10,689

Strativa
Megace® ES	$9,455	$12,279	$—	$31,009	$38,670	$—
Nascobal® Nasal Spray	7,592	6,382	—	20,596	17,693	—
Other	(398)	—	—	(877)	—	—
Other product related revenues (2)	854	788	—	2,725	4,615	—
Total Strativa Revenues	$17,503	$19,449	$—	$53,453	$60,978	$—

(1)
The further detailing of revenues of the other approximately 50 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the nine-month periods ended September 30, 2013 and 2012.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 20 – Strativa Restructuring:
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Strativa’s marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. The remaining liabilities at September 30, 2013 were included with accrued expenses and other current liabilities on the condensed consolidated balance sheet.

($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2013
Severance and employee benefits to be paid in cash	$1,413	$(1,091)	$—	$(4)	$318
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,091)	$(403)	$(4)	$318

Note 21 - Subsequent Events:
On November 1, 2013, our wholly-owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based API developer and manufacturer, for up to $19 million in cash and contingent payments. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of Nuray will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of securities laws, including those concerning management's expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements should be considered forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  These forward-looking statements are based on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors (including the factors discussed under “Risk Factors” in our reports previously filed with the Securities and Exchange Commission and other reports we may make available from time to time) could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Caution should be taken with respect to such statements, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report.

MERGER OVERVIEW
Par Pharmaceutical Companies, Inc. (the “Company,” “we,” “us” or “our”) was acquired on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation (“Holdings”). Holdings and its subsidiaries were formed by investment funds affiliated with TPG Capital, L.P. (“TPG” and, together with certain affiliated entities, collectively, the “Sponsor”). The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Merger”). Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings. After that time, we continued our operations as a specialty generic pharmaceutical company, except that we ceased to be a public company, and our common stock ceased to be traded on The New York Stock Exchange. Holdings is a holding company with no operations of its own and has no ability to service interest or principal payments other than through any dividends it may receive from the Company. We have prepared separate analysis of our condensed consolidated operating results, financial condition and liquidity for the third quarter of 2013 (Successor) as compared to the third quarter of 2012 (Predecessor).
To finance the Merger, the Sponsor arranged for an offering of $490 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding indebtedness of the Company (Predecessor) and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,058 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at September 30, 2013. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
The Merger had a significant impact on our financial condition and our results of operations are significantly different after September 28, 2012. For instance, as a result of the Merger, our borrowings and interest expense significantly increased. Also, the application of acquisition method accounting as a result of the Merger required that our assets and liabilities be adjusted to their fair value, which resulted in an increase in our depreciation and amortization expense. Excess of purchase price over the fair value of our net assets and identified intangible assets was allocated to goodwill. Further, the Merger impacted our organizational structure. These changes to our organizational structure and the impact of the Merger discussed above could significantly affect our income tax expense.

COMPANY OVERVIEW
Par Pharmaceutical Companies, Inc. operates primarily in the United States as two business segments, our generic products division (“Par Pharmaceutical” or “Par”) engaged in the development, manufacture and distribution of generic pharmaceuticals, and Strativa Pharmaceuticals (“Strativa”), our branded products division.

The introduction of new products at prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our owners. Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products. When an abbreviated new drug application (“ANDA”) is filed with the FDA for approval as a generic equivalent of a brand drug, the filer must certify that (i) no patents are listed with the FDA covering the corresponding brand product, (ii) the listed patents have expired, (iii) any patent listed with the FDA as covering the brand product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or (iv) the patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed (commonly known as a “Paragraph IV” certification). We and our development partners seek to be the first to file an ANDA containing a Paragraph IV certification (a “first-to-file” ANDA) or ANDAs that will otherwise allow us to introduce the first generic version of a brand product (a “first-to-market” product), because the first generic manufacturer to receive regulatory approval from the FDA for a generic version of a particular brand product is often able to capture a substantial share of the generic market.

Our branded products division, Strativa Pharmaceuticals, seeks to develop, manufacture and distribute niche, proprietary pharmaceutical products. Our existing branded products are Nascobal® Nasal Spray and Megace® ES.

Recent Developments
Our recent achievements included significant product launches, such as fluvoxamine maleate ER, lamotrigine, and five relaunches of products we acquired in November 2012 from Watson Pharmaceuticals, Inc. (“Watson”) and Actavis Group (“Actavis”) in connection with their merger (the "Watson/Actavis Merger"), execution of several business development agreements, and passing all FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
In July 2011, we received a notice letter from a generic pharmaceutical manufacturer advising that it has filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, one of our two current brand products, and we subsequently received similar notices from two other generic manufacturers. Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)'s U.S. Patents 6,592,903 and 7,101,576. We intend, with Elan, to enforce Elan's patents, which expire in 2020 and 2024, against the Paragraph IV certifications and ANDAs, as appropriate.
In January 2013, we initiated a restructuring of Strativa in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S Department of Justice's investigation of Strativa's marketing of Megace® ES, discussed below.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals who will focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts.
On March 5, 2013, we entered into the settlement agreement with the U.S. Department of Justice.  The settlement agreement provided for a payment by the Company of an aggregate amount of approximately $45 million (plus interest and fees), which we paid in the second quarter of 2013, and included a plea agreement with the New Jersey Criminal Division of the Department of Justice in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the U.S. Department of Justice, a state settlement encompassing 49 states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation.

Additionally, we entered into a Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General of the United States Department of Health and Human Services (“OIG”).  In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the Federal government.  The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization.  Activities that are traditionally covered by a CIA that are currently dormant at the Company will not trigger additional obligations or cost unless and until we decide to engage in those activities.  Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.

Par Pharmaceutical - Generic Products Division
Our strategy for our generic products division is to continue to differentiate ourselves by carefully choosing product opportunities with expected minimal competition. We target high-value, first-to-file or first-to-market product opportunities. By leveraging our expertise in research and development, manufacturing and distribution, and business development, we are able to effectively and efficiently pursue these opportunities and support our partners. Par is an attractive business partner because of our strong commercialization track record and presence in the generic trade.

Five of our top generic products (budesonide, propafenone, divalproex, bupropion ER, and lamotrigine) accounted for approximately 47% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended September 30, 2013.
We began selling divalproex, a generic version of Depakote®, in 2011 after the completion of our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively, "Anchen"). A third party manufactures this product for us and we package the product. Our sales volume and unit price were benefited by the exit of a competitor from this market in late June 2013. Two additional competitors entered the market in the third quarter of 2013. Any disruption in supply due to manufacturing or transportation issues, as well as additional competition, could have a negative effect on our revenues and gross margins.
We began selling propafenone, the generic version of Rythmol® SR, in 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a Paragraph IV certification for this product.  We manufacture and distribute this product, and, as of September 30, 2013, we believe we were the single source generic supplier for this product.  The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
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
On November 17, 2011, we completed our acquisition of Anchen.  The Anchen assets we acquired included five marketed generic products, including bupropion ER (generic version of Wellbutrin XL®).  We have multiple competitors in these markets.
In January 2013, we launched lamotrigine, the generic version of Lamitctal® XR, upon FDA approval of our ANDA. We share profits with our development partner. We had one competitor in this market through September 30, 2013.

In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of September 2013, we or our strategic partners had approximately 74 ANDAs pending with the FDA, which included 27 first-to-file opportunities and three potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division
For Strativa, in the near term we plan to continue to invest in the marketing and sales of our existing products (Nascobal® Nasal Spray and Megace® ES). In addition, in the longer term, we plan to continue to consider new strategic licenses and acquisitions to expand Strativa's presence in supportive care and adjacent commercial areas.

In July 2005, we received FDA approval for our first NDA and began marketing Megace® ES (megestrol acetate) oral suspension. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company. We promoted Megace® ES as our primary brand product from 2005 through March 2009. With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products. In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it had filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, and we have subsequently received similar notices from two additional generic manufacturers. Megace® ES is protected by Alkermes Pharma Ireland Limited (Elan)'s U.S. Patents 6,592,903 and 7,101,576. We intend, in cooperation with Elan, to enforce Elan's patents, which expire in 2020 and 2024, respectively, as appropriate.

As of January 31, 2013, we reduced our Strativa workforce by approximately 70 people in anticipation of entering into a settlement agreement terminating the U.S. Department of Justice's investigation into Strativa's sales and marketing practices of Megace® ES. In connection with the settlement, the Company entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health & Human Services. We expect the sales decline trend for Megace® ES experienced over the last few years as a result of an increasingly difficult reimbursement climate to continue or accelerate as the effects of the reduction of product detailing after January 31, 2013 are experienced.

On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC.  As of January 31, 2013, our current brand field sales force of approximately 60 people are focusing the majority of their detailing efforts on Nascobal® Nasal Spray.

OTHER CONSIDERATIONS

Sales and gross margins of our products depend principally on (i) our ability to introduce new generic and brand products and the introduction of other generic and brand products in direct competition with our products; (ii) the ability of generic competitors to quickly enter the market after our relevant patent or exclusivity periods expire, or during our exclusivity periods with authorized generic products, diminishing the amount and duration of significant profits we generate from any one product; (iii) the pricing practices of competitors and the removal of competing products from the market; (iv) the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; (v) the consolidation among distribution outlets through mergers, acquisitions and the formation of buying groups; (vi) the willingness of generic drug customers, including wholesale and retail customers, to switch among drugs of different generic pharmaceutical manufacturers; (vii) our ability to procure approval of ANDAs and NDAs and the timing and success of our future new product launches; (viii) our ability to obtain marketing exclusivity periods for our generic products; (ix) our ability to maintain patent protection of our brand products; (x) the extent of market penetration for our existing product line; (xi) customer satisfaction with the level, quality and amount of our customer service; and (xii) the market acceptance of our current branded products and the successful development and commercialization of any future in-licensed branded product pipeline.

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

Net sales and gross margins derived from brand pharmaceutical products typically follow a different pattern. Sellers of brand pharmaceutical products benefit from years of being the exclusive supplier to the market due to patent protections for the brand products. The benefits include significantly higher gross margins relative to sellers of generic pharmaceutical products. However, commercializing brand pharmaceutical products is more costly than generic pharmaceutical products. Sellers of brand pharmaceutical products often have increased infrastructure costs relative to sellers of generic pharmaceutical products and make significant investments in the development and/or licensing of these products without a guarantee that these expenditures will result in the successful development or launch of brand products that will prove to be commercially successful. Selling brand products also tends to require greater sales and marketing expenses to create a market for the products than is necessary with respect to the sale of generic products. The patents protecting a brand product's sales are also subject to attack by generic competitors. Specifically, after patent protections expire, or after a successful challenge to the patents protecting one of our brand products, generic products can be sold in the market at a significantly lower price than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.

In addition to the substantial costs and uncertainty of product development, we typically incur significant legal costs in bringing certain generic products to market. Litigation concerning patents and proprietary rights is often protracted and expensive. Pharmaceutical companies with patented brand products routinely sue companies that seek approval to produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which delays and may prevent the entry of such generic products into the market. In the case of an ANDA filed with a Paragraph IV certification, the overwhelming majority are subject to litigation by the brand company, because bringing suit triggers a 30-month statutory delay of FDA approval of the ANDA.

Because the major portion of our current business involves the development, approval and sale of generic versions of brand products, many with a Paragraph IV certification, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming, and could result in a substantial delay in, or prevent, the introduction and/or marketing of our generic products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended	For the period			Nine months ended	For the period
($ amounts in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	$ Change	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	$ Change
	(Successor)	(Predecessor)	(Successor)		(Successor)	(Predecessor)	(Successor)
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$54,952	$33,046	$—	$21,906	$150,382	$104,543	$—	$45,839
Divalproex (Depakote®)	26,343	2,772	—	23,571	20,116	9,353	—	10,763
Propafenone (Rythmol SR®)	19,423	17,237	—	2,186	53,919	54,217	—	(298)
Metoprolol succinate ER (Toprol-XL®)	12,277	45,875	—	(33,598)	45,206	156,593	—	(111,387)
Bupropion ER (Wellbutrin®)	11,450	12,695	—	(1,245)	31,268	36,059	—	(4,791)
Lamotrigine (Lamictal XR®)	11,079	—	—	11,079	41,725	—	—	41,725
Modafinil (Provigil®)	(225)	32,683	—	(32,908)	22,530	90,166	—	(67,636)
Rizatriptan (Maxalt®)	5,283	—	—	5,283	42,296	—	—	42,296
Other	102,013	67,908	10,689	23,416	308,094	273,503	10,689	23,902
Other product related revenues	7,223	6,398	—	825	22,197	18,456	—	3,741
Total Par Pharmaceutical Revenues	$249,818	$218,614	$10,689	$20,515	$737,733	$742,890	$10,689	$(15,846)

Strativa
Megace® ES	$9,455	$12,279	$—	$(2,824)	$31,009	$38,670	$—	$(7,661)
Nascobal® Nasal Spray	7,592	6,382	—	1,210	20,596	17,693	—	2,903
Other	(398)	—	—	(398)	(877)	—	—	(877)
Other product related revenues	854	788	—	66	2,725	4,615	—	(1,890)
Total Strativa Revenues	$17,503	$19,449	$—	$(1,946)	$53,453	$60,978	$—	$(7,525)

	For the period		Three months ended

($ in thousands)	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Revenues:
Par Pharmaceutical	$218,614	$10,689	$229,303
Strativa	19,449	—	19,449
Total revenues	$238,063	$10,689	$248,752

	For the period		Nine months ended
	(Predecessor)
($ in thousands)	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Revenues:
Par Pharmaceutical	$742,890	$10,689	$753,579
Strativa	60,978	—	60,978
Total revenues	$803,868	$10,689	$814,557

	Three months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Revenues:
Par Pharmaceutical	$249,818	$229,303	$20,515	8.9%	93.5%	92.2%
Strativa	17,503	19,449	(1,946)	(10.0%)	6.5%	7.8%
Total revenues	$267,321	$248,752	$18,569	7.5%	100.0%	100.0%

	Nine months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Revenues:
Par Pharmaceutical	$737,733	$753,579	$(15,846)	(2.1)%	93.2%	92.5%
Strativa	53,453	60,978	(7,525)	(12.3)%	6.8%	7.5%
Total revenues	$791,186	$814,557	$(23,371)	(2.9)%	100.0%	100.0%

Par Pharmaceutical
Three Months Ended September 30, 2013 v. 2012
The increase in generic segment revenues in the third quarter of 2013 was primarily due to the increase in divalproex revenues, which benefited from a competitor exiting the market in late June 2013 as the result of FDA compliance issues, coupled with an increase in budesonide revenues, which benefited from a competitor's supply issues. The launch of lamotrigine in January 2013 coupled with a competitor exiting the market in the second quarter of 2013 due to FDA compliance issues also had a positive impact on the third quarter of 2013. We also had a number of new products in the third quarter of 2013 as compared to the prior year, including the products acquired from the Watson/Actavis Merger in November 2012, primarily diltiazem, fentanyl patch, and morphine, coupled with the launch of fluvoxamine maleate ER in first quarter of 2013 and the launch of fenofibric acid in the third quarter of 2013.
The increases noted above in the third quarter of 2013 were tempered by:

•
The decrease in sale volume for modafinil, which launched in April 2012 and experienced high sale volume upon launch and subsequently experienced significant competition at the end of its exclusivity period, which had a negative impact on both price and volume.

•	On-going competition on all SKUs (packaging sizes) of metoprolol succinate ER, which had a negative impact on both price and volume.
Nine Months Ended September 30, 2013 v. 2012
The decrease in generic segment revenues in the nine months ended September 30, 2013 was primarily due to on-going competition on all SKUs (packaging sizes) of metoprolol succinate ER coupled with the non-recurrence of prior year launch volumes for modafinil, which also had significant competition at the end of its exclusivity period.
The decreases noted above in the nine months ended September 30, 2013 were tempered by:

•	The launch of lamotrigine in January 2013 coupled with a competitor exiting the market in the second quarter of 2013 due to FDA compliance issues.

•	Increase in budesonide revenues, which benefited from a competitor's supply issues.

•	The launch of rizatriptan in January 2013.

•
The net increase in "Other" is mainly driven by products acquired from the Watson/Actavis Merger in November 2012, primarily diltiazem, fentanyl patch, and morphine, coupled with the launch of fluvoxamine maleate ER in first quarter of 2013.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for the nine months ended September 30, 2013 and for 2012. The significance of the percentage of our product revenues is primarily driven by the launches of products like rizatriptan, modafinil, budesonide and metoprolol succinate ER. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Strativa
Three Months Ended September 30, 2013 v. 2012

The decrease in the Strativa segment revenues in the third quarter of 2013 as compared to the third quarter of 2012 was primarily due to a net sales decline of Megace® ES primarily as a result of decreased volume. The decreases were partially offset by the continued growth of Nascobal® due to better pricing.
Nine Months Ended September 30, 2013 v. 2012

The decrease in the Strativa segment revenues in the nine months ended September 30, 2013 as compared to the same period of 2012 was primarily due to a net sales decline of Megace® ES primarily as a result of decreased volume and a decrease in royalties earned from milestone payments pertaining to an agreement with Optimer Pharmaceuticals (“Optimer”) related to fidaxomicin. The decreases were partially offset by the continued growth of Nascobal® due to better pricing.

Gross Revenues to Total Revenues Deductions
Generic drug pricing at the wholesale level can create significant differences between our invoice price and net selling price. Wholesale customers purchase product from us at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between us and the providers. The difference between the wholesalers' purchase price and the typically lower healthcare providers' purchase price is refunded to the wholesalers through a chargeback credit. We record estimates for these chargebacks as well as sales returns, rebates and incentive programs, and the sales allowances for all our customers at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

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

The following table combines the period from January 1, 2012 to September 28, 2012 (Predecessor) and the period from September 29, 2012 to September 30, 2012 (Successor) into the nine month period ended September 30, 2012 (Total) to form a comparison period for the nine months ended September 30, 2013 below;

	January 1, 2012 to September 28, 2012	Percent of Gross Revenues	September 29, 2012 to September 30, 2012	Percent of Gross Revenues	Nine Months Ended September 30, 2012	Percent of Gross Revenues
($ thousands)	(Predecessor)		(Successor)		(Total)

Gross revenues	$1,436,704		$18,510		$1,455,214

Chargebacks	(309,411)	21.5%	(3,554)	19.2%	(312,965)	21.5%
Rebates and incentive programs	(147,171)	10.2%	(1,851)	10.0%	(149,022)	10.2%
Returns	(23,191)	1.6%	(380)	2.1%	(23,571)	1.6%
Cash discounts and other	(103,527)	7.2%	(1,481)	8.0%	(105,008)	7.2%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(49,536)	3.4%	(555)	3.0%	(50,091)	3.4%
Total deductions	(632,836)	44.0%	(7,821)	42.3%	(640,657)	44.0%

Total revenues	$803,868	56.0%	$10,689	57.7%	$814,557	56.0%

Our gross revenues for the nine month periods ended September 30, 2013 and 2012 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Nine months ended
($ thousands)	September 30, 2013	Percentage of Gross Revenues	September 30, 2012	Percentage of Gross Revenues
	(Successor)		(Total)
Gross revenues	$1,672,970		$1,455,214

Chargebacks	(455,191)	27.2%	(312,965)	21.5%
Rebates and incentive programs	(197,119)	11.8%	(149,022)	10.2%
Returns	(31,709)	1.9%	(23,571)	1.6%
Cash discounts and other	(139,586)	8.3%	(105,008)	7.2%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(58,179)	3.5%	(50,091)	3.4%
Total deductions	(881,784)	52.7%	(640,657)	44.0%

Total revenues	$791,186	47.3%	$814,557	56.0%

The total gross-to-net adjustments as a percentage of gross revenues increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to:

•
Chargebacks: the increase was primarily driven by the impact of higher chargeback rates for modafinil and other products due to competitive factors in each of the related markets, tempered by the favorable impact of the divalproex discount rate in the third quarter of 2013.

•	Rebates and incentive programs: the increase was primarily driven by product mix and new incentive activities, mainly for metoprolol and modafinil.

•
Returns: the increase in the rate was primarily driven by the non-recurrence of lower than expected metoprolol and sumatriptan returns in the prior year coupled with increased sales volume of products with lower than average return rates in the prior year period. The percentage of gross revenues for the nine months ended September 30, 2013 represents a return to historical return levels.

•
Cash discounts and other: the increase in rate was primarily due to pricing adjustments for products that had competitive changes in their respective markets, primarily modafinil, divalproex, and rizatriptan.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: increase was primarily due to higher expense related to Medicare Part-D “donut hole” rebates (a 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs purchased during the Part D Medicare coverage gap) in the nine months ended September 30, 2013 as compared to the prior year period.

The following tables summarize the activity for the nine months ended September 30, 2013 and September 30, 2012 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Nine months ended September 30, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(455,191)	$—	(1)	$448,140	$(48,721)
Rebates and incentive programs	(59,426)	(197,693)	574		189,917	(66,628)
Returns	(68,062)	(31,709)	—		22,371	(77,400)
Cash discounts and other	(26,544)	(139,855)	269		134,119	(32,011)
Total	$(195,702)	$(824,448)	$843		$794,547	$(224,760)

Accrued liabilities (2)	$(42,162)	$(61,745)	$3,566	(4)	$50,425	$(49,916)

	Nine months ended September 30, 2012
	(Total)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(312,965)	$—	(1)	$305,875	$(27,778)
Rebates and incentive programs	(35,132)	(148,963)	(59)		138,439	(45,715)
Returns	(58,672)	(25,173)	1,602	(3)	17,744	(64,499)
Cash discounts and other	(28,672)	(104,199)	(809)		101,381	(32,299)
Total	$(143,164)	$(591,300)	$734		$563,439	$(170,291)

Accrued liabilities (2)	$(39,614)	$(50,091)	$—		$46,695	$(43,010)

	Period from September 29, 2012 to September 30, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(24,224)	$(3,554)	$—	(1)	$—	$(27,778)
Rebates and incentive programs	(43,864)	(1,851)	—		—	(45,715)
Returns	(64,119)	(380)	—		—	(64,499)
Cash discounts and other	(30,818)	(1,481)	—		—	(32,299)
Total	$(163,025)	$(7,266)	$—		$—	$(170,291)

Accrued liabilities (2)	$(42,455)	$(555)	$—		$—	$(43,010)

	Period from January 1, 2012 to September 28, 2012
	(Predecessor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(309,411)	$—	(1)	$305,875	$(24,224)
Rebates and incentive programs	(35,132)	(147,112)	(59)		138,439	(43,864)
Returns	(58,672)	(24,793)	1,602	(3)	17,744	(64,119)
Cash discounts and other	(28,672)	(102,718)	(809)		101,381	(30,818)
Total	$(143,164)	$(584,034)	$734		$563,439	$(163,025)

Accrued liabilities (2)	$(39,614)	$(49,536)	$—		$46,695	$(42,455)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare, and the Department of Veterans Affairs.

(3)	The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1,600 thousand.

(4)
Based upon additional available information related to Managed Medicaid utilization in California and a recalculation of average manufacturer’s price, we reduced our Medicaid accruals for the periods January 2010 through December 2012 by approximately $3,600 thousand.  Our Medicaid accrual represents our best estimate at this time.

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

Gross Margin

	For the period		Three months ended

($ in thousands)	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Gross margin:
Par Pharmaceutical	$86,611	$3,627	$90,238
Strativa	14,739	—	14,739
Total gross margin	$101,350	$3,627	$104,977

	Three months ended
				Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Gross margin:
Par Pharmaceutical	$69,506	$90,238	$(20,732)	27.8%	39.4%
Strativa	11,885	14,739	(2,854)	67.9%	75.8%
Total gross margin	$81,391	$104,977	$(23,586)	30.4%	42.2%

The decrease in Par Pharmaceutical gross margin dollars for the three months ended September 30, 2013 as compared to the prior year period was primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of modafinil, tempered by increased gross margin associated with revenues from divalproex, lamotrigine and fluvoxamine maleate ER.
Strativa gross margin dollars decreased for the three months ended September 30, 2013, primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of Megace® ES, tempered by increased gross margin associated with revenues from Nascobal®.

	For the period		Nine months ended

($ in thousands)	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Gross margin:
Par Pharmaceutical	$296,184	$3,627	$299,811
Strativa	46,166	—	46,166
Total gross margin	$342,350	$3,627	$345,977

	Nine months ended
				Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Gross margin:
Par Pharmaceutical	$175,502	$299,811	$(124,309)	23.8%	39.8%
Strativa	36,233	46,166	(9,933)	67.8%	75.7%
Total gross margin	$211,735	$345,977	$(134,242)	26.8%	42.5%

The decrease in Par Pharmaceutical gross margin dollars for the nine months ended September 30, 2013 as compared to the prior year period was primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of modafinil tempered by the launch of lamotrigine in January 2013 and lower inventory write-offs in the 2013 year-to-date period as compared to the prior year period.
Strativa gross margin dollars decreased for the nine months ended September 30, 2013, primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of Megace® ES.

Operating Expenses

Research and Development

	For the period		Three months ended

($ in thousands)	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Research and development:
Par Pharmaceutical	$15,429	$—	$15,429
Strativa	560	—	560
Total research and development	$15,989	$—	$15,989

	Three months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Research and development:
Par Pharmaceutical	$26,762	$15,429	$11,333	73.5%	10.8%	6.7%
Strativa	484	560	(76)	(13.6)%	2.7%	2.9%
Total research and development	$27,246	$15,989	$11,257	70.4%	10.2%	6.4%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the three month period ended September 30, 2013 was driven by:

•	a $6.3 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products; and,

•	a $3.1 million increase in outside development costs driven by payments under existing product development agreements.
Strativa:
Strativa research and development principally reflects FDA filing fees for the three months ended September 30, 2013 and September 30, 2012.

	For the period		Nine months ended

($ in thousands)	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Research and development:
Par Pharmaceutical	$65,112	$—	$65,112
Strativa	1,494	—	1,494
Total research and development	$66,606	$—	$66,606

	Nine months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Research and development:
Par Pharmaceutical	$72,211	$65,112	$7,099	10.9%	9.8%	8.6%
Strativa	1,071	1,494	(423)	(28.3)%	2.0%	2.5%
Total research and development	$73,282	$66,606	$6,676	10.0%	9.3%	8.2%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the nine month period ended September 30, 2013 was driven by:

•	a $7.9 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products.

Strativa:
Strativa research and development principally reflects FDA filing fees for the nine months ended September 30, 2013 and September 30, 2012.

Selling, General and Administrative Expenses

	For the period		Three months ended

($ in thousands)	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Selling, general and administrative:
Par Pharmaceutical	$56,459	$288	$56,747
Strativa	27,320	—	27,320
Total selling, general and administrative	$83,779	$288	$84,067

	Three months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Total)
Selling, general and administrative:
Par Pharmaceutical	$21,615	$56,747	$(35,132)	(61.9)%	8.7%	24.7%
Strativa	17,775	27,320	(9,545)	(34.9)%	101.6%	140.5%
Total selling, general and administrative	$39,390	$84,067	$(44,677)	(53.1)%	14.7%	33.8%

The net decrease in selling, general and administrative expenditures for the three month period ended September 30, 2013 principally reflects:

•	a $40.7 million non-recurrence of expense for the transaction fees and other costs related to the Merger; and

•	a $3.3 million reduction in direct Strativa selling and marketing costs driven by a 70 person reduction of headcount.

	For the period		Nine months ended

($ in thousands)	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Selling, general and administrative:
Par Pharmaceutical	$108,905	$288	$109,193
Strativa	56,699	—	56,699
Total selling, general and administrative	$165,604	$288	$165,892

	Nine months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2013	September 30, 2012	$ Change	% Change	September 30, 2013	September 30, 2012
	(Successor)	(Predecessor)
Selling, general and administrative:
Par Pharmaceutical	$79,032	$109,193	$(30,161)	(27.6)%	10.7%	14.5%
Strativa	37,974	56,699	(18,725)	(33.0)%	71.0%	93.0%
Total selling, general and administrative	$117,006	$165,892	$(48,886)	(29.5)%	14.8%	20.4%

The net decrease in selling, general and administrative expenditures for the nine month period ended September 30, 2013 principally reflects:

•	a $41.8 million non-recurrence of expense for the transaction fee and other costs related to the Merger; and

•	a $8.1 million reduction in direct Strativa selling costs driven by a 70 person reduction of headcount.

Intangible Assets Impairment

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)

Intangible asset impairment	$39,480	$3,700	$—	$39,946	$5,700	$—

During the three months ended September 30, 2013, we recorded intangible asset impairments totaling $39.5 million for five products not expected to achieve their originally forecasted operating results.
During the three months ended June 30, 2013, we recorded an intangible asset impairment of $0.5 million related to competitive factors for a product that had been acquired with the divested products from the Watson/Actavis Merger.
During the three months ended September 30, 2012, we recorded an intangible asset impairment of $3.7 million when we exited the market of a commercial product that was acquired in connection with the acquisition of Anchen in November 2011.
During the three months ended March 31, 2012, we abandoned an in-process research and development project acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2 million.

Settlements and Loss Contingencies, net

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)

Settlements and loss contingencies, net	$—	$—	$—	$3,300	$45,000	$—

During the three months ended June 30, 2013, we recorded an incremental provision of $3.3 million related to AWP litigation claims.  Refer to Note 18 - “Commitments, Contingencies and Other Matters” contained elsewhere in this quarterly report for further details.
During the three months ended March 31, 2012, we recorded a provision of $45 million as management's estimate of loss related to a global settlement with respect to an inquiry by the U.S. Department of Justice into our promotional practices in the sales and marketing of Megace® ES.

Restructuring costs
($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2013
Severance and employee benefits to be paid in cash	$1,413	$(1,091)	$—	$(4)	$318
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,091)	$(403)	$(4)	$318

In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S Department of Justice's ongoing investigation of Strativa's marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals who will focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts.

Operating (Loss) Income

	For the period		Three months ended

($ in thousands)	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Operating (loss) income:
Par Pharmaceutical	$11,023	$3,339	$14,362
Strativa	(13,141)	—	(13,141)
Total operating (loss) income	$(2,118)	$3,339	$1,221

	Three months ended
($ in thousands)	September 30, 2013	September 30, 2012	$ Change
	(Successor)	(Total)
Operating (loss) income:
Par Pharmaceutical	$(18,352)	$14,362	$(32,714)
Strativa	(6,373)	(13,141)	6,768
Total operating (loss) income	$(24,725)	$1,221	$(25,946)

For the three months ended September 30, 2013, the decrease in our operating income as compared to prior year was primarily due to increased amortization of intangible assets associated with the Merger and intangible asset impairments.

	For the period		Nine months ended

($ in thousands)	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2012
	(Predecessor)	(Successor)	TOTAL
Operating income (loss):
Par Pharmaceutical	$116,466	$3,339	$119,805
Strativa	(57,026)	—	(57,026)
Total operating income	$59,440	$3,339	$62,779

	Nine months ended
($ in thousands)	September 30, 2013	September 30, 2012	$ Change
	(Successor)	(Total)
Operating (loss) income:
Par Pharmaceutical	$(19,169)	$119,805	$(138,974)
Strativa	(4,446)	(57,026)	52,580
Total operating (loss) income	$(23,615)	$62,779	$(86,394)

For the nine months ended September 30, 2013, the decrease in our operating income as compared to prior year was primarily due to increased amortization of intangible assets associated with the Merger coupled with intangible asset impairments, tempered by the non-recurrence of an accrual of $45 million during the three months ended March 31, 2012 related to the U.S. Department of Justice investigation coupled with the non-recurrence of $41.8 million of transaction fees and other costs related to the Merger.

Interest Income

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)

Interest income	$14	$148	$—	$70	$424	$—

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)

Interest expense	$(23,385)	$(2,996)	$(824)	$(71,033)	$(9,159)	$(824)

To finance the Merger, the Sponsor arranged for an offering of $490 million in aggregate principal amount of the Notes by Sky Growth Acquisition Corporation and for financing under the Senior Credit Facilities. Upon the consummation of the Merger, the Company assumed the obligations of Sky Growth Acquisition Corporation under the Notes and the related purchase agreement and entered into the related indenture and the registration rights agreement relating to the Notes. The proceeds from the Notes offering, together with the proceeds of the Senior Credit Facilities among other sources were used to fund the consummation of the Merger and other uses of funds. The outstanding balance of the Term Loan Facility that is part of the Senior Credit Facilities was $1,058 million at September 30, 2013. Interest expense for the three and nine month period ended September 30, 2013 is principally comprised of interest related to the Notes and the Senior Credit Facilities.
In connection with the acquisition of Anchen in November 2011, we entered into a credit agreement (the "Predecessor Credit Agreement") with a syndicate of banks to provide senior credit facilities comprised of a five-year term loan facility in an initial aggregate principal amount of $350 million and a five-year revolving credit facility in an initial amount of $100 million. Interest expense for the three and nine month period ended September 30, 2012 is principally comprised of interest on such term loan. The Predecessor Credit Agreement was extinguished on September 28, 2012 in connection with the Merger.

Loss on Debt Extinguishment

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)

Loss on debt extinguishment	$—	$—	$—	$(7,335)	$—	$—

During the three months ended March 31, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Income Taxes

	Three months ended	For the period		Nine months ended	For the period
($ in thousands)	September 30, 2013	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012
	(Successor)	(Predecessor)	(Successor)	(Successor)	(Predecessor)	(Successor)
(Benefit) provision for income taxes	$(18,797)	$(3,588)	$927	$(36,077)	$29,529	$927
Effective tax rate	39%	72%	37%	35%	58%	37%

The income tax provision (benefit) was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 13 - “Income Taxes”). The effective tax rate for the three months ended September 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies and our R&D credit. The effective tax rate for the period from July 1, 2012 to September 28, 2012 (Predecessor) reflects our estimate of the portion of loss contingencies provided for in the quarter which may not be tax deductible and by non-deductibility of our portion of the annual pharmaceutical manufacturer fee under the Patient Protection and Affordable Care Act, offset by benefit for tax deductions specific to U.S. domestic manufacturing companies.  For purposes of determining our tax provision for the period from July 1, 2012 to September 28, 2012 (Predecessor), a certain litigation matter was treated as a discreet event under the provisions of ASC 740.

FINANCIAL CONDITION

Liquidity and Capital Resources

	Nine months ended	For the period
($ in thousands)	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)
Cash and cash equivalents at beginning of period	$36,794	$162,516	$278,879
Net cash provided by (used in) operating activities	79,586	153,760	(16,138)
Net cash used in investing activities	(7,476)	(46,602)	(1,908,724)
Net cash (used in) provided by financing activities	(4,985)	9,205	1,808,163
Net increase (decrease) in cash and cash equivalents	$67,125	$116,363	$(116,699)
Cash and cash equivalents at end of period	$103,919	$278,879	$162,180

Cash provided by operations for the nine months ended September 30, 2013, reflects gross margin dollars (excluding amortization) generated from revenues coupled with collection of accounts receivables.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by capital expenditures tempered by the liquidation of marketable debt securities.
Cash used in financing activities in the nine month period ended September 30, 2013 primarily represented debt principal payments to refinance our Senior Credit Facilities coupled with scheduled debt payments, net of the proceeds from the refinancing of Senior Credit Facilities.
Our working capital, current assets minus current liabilities, of $183 million at September 30, 2013 increased approximately $86 million from $97 million at December 31, 2012, which primarily reflects the cash generated by operations coupled with increases in other working capital items tempered by the payment related to the global settlement of a U.S. Department of Justice investigation into Strativa's marketing of Megace® ES. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.71x at September 30, 2013 compared to 1.35x at December 31, 2012.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Nine months ended	For the period
($ in thousands)	September 30, 2013	January 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012
	(Successor)	(Predecessor)	(Successor)
Cash received from customers, royalties and other	$838,189	$867,848	$—
Cash paid to distribution agreement partners	(234,011)	(247,894)	—
Cash paid for inventory	(181,083)	(136,440)	—
Cash paid to employees	(60,552)	(70,943)	—
Payment to Department of Justice	(46,071)	—	—
Cash paid to all other suppliers and third parties	(168,764)	(252,651)	(16,138)
Interest paid, net	(55,119)	(6,615)	—
Income taxes paid, net	(13,003)	455	—
Net cash provided by (used in) operating activities	$79,586	$153,760	$(16,138)

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The decrease in net cash provided by operating activities for the nine months ended September 30, 2013 as compared to 2012 resulted primarily from the non-recurrence of the gross margins associated with the launch of modafinil in April 2012, the payment related to our settlement with the U.S. Department of Justice that terminated the Department's investigation into Strativa's marketing of Megace® ES (see “Company Overview” above) and increased interest payments related to our increased level of debt due to the Merger. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of September 30, 2013.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•
$110 million in the fourth quarter of 2012 for the acquisition of a number of generic products and other rights that were required by the Federal Trade Commission (the “FTC”) to be divested by Watson and Actavis in connection with their merger.

•
$65 million related to business development activities in 2012, including the acquisition of product rights. As of September 30, 2013, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $10 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	$36.6 million in total consideration for the Edict Acquisition that was completed on February 17, 2012.

•	Capital expenditures of approximately $19 million are planned for 2013.

•
Potential liabilities related to the outcomes of litigation, such as the remaining AWP matters, or the outcomes of investigations by federal authorities, such as the U.S. Department of Justice.  In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

•	Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above. The increase primarily reflects the build of inventory in advance of 2013 product launches.

•	Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.

•	Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.

•
Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS. In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•
Normal course payables due to distribution agreement partners of approximately $72 million as of September 30, 2013 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $72 million during the first two months of the fourth quarter of 2013. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

We believe that we will be able to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows that, along with existing cash, cash equivalents and available for sale securities, will allow us to meet our financial obligations over the foreseeable future. We expect to continue to fund our operations, including our research and development activities, capital projects, in-licensing product activity and obligations under our existing distribution and development arrangements discussed herein, out of our working capital and funds available under our Senior Credit Facilities.

Analysis of available for sale debt securities held as of September 30, 2013
In addition to our cash and cash equivalents, we had approximately $3.6 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of September 30, 2013. These available for sale marketable debt securities were all available for immediate sale.

Contractual Obligations as of September 30, 2013
The dollar values of our material contractual obligations and commercial commitments as of September 30, 2013 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2014 to	2016 to	2018 and
Obligation	Obligations	2013	2015	2017	thereafter	Other
AWP contingent liabilities	$10,017	$10,017	$—	$—	$—	$—
Operating leases	18,975	1,498	11,964	5,262	251	—
Senior credit facilities	1,058,005	2,665	21,320	21,320	1,012,700	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	570,901	30,574	170,425	168,035	201,867	—
Fees related to credit facilities	4,875	375	1,500	1,500	1,500	—
Purchase obligations (1)	113,324	113,324	—	—	—	—
Tax liabilities (2)	18,511	949	—	—	—	17,562
TPG Management fee (3)	29,583	1,583	8,000	8,000	12,000	—
Severance payments	4,058	987	3,071	—	—	—
Other	536	536	—	—	—	—
Total obligations	$2,318,785	$162,508	$216,280	$204,117	$1,718,318	$17,562

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 Income Taxes represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of September 30, 2013, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

(3)
In connection with the Merger, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Manager has a right to an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Term Loan Facility that is part of our Senior Credit Facilities. There is an annual cap of $4 million for this fee. The Manager is also entitled to receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement.

Financing

Senior Credit Facilities
In connection with the Merger, on September 28, 2012, Sky Growth Acquisition Corporation, later merged with and into the Company upon consummation of the Merger, with the Company as the surviving corporation, entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, led by Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., RBC Capital Markets LLC and BMO Capital Markets as Joint Lead Arrangers and Joint Lead Bookrunners, Deutsche Bank Securities, Inc. and Goldman Sachs Bank USA as Co-Syndication Agents, and Citigroup Global Markets Inc. and RBC Capital Markets LLC as Co-Documentation Agents, to provide Senior Credit Facilities comprised of the seven-year Term Loan Facility and the five-year Revolving Facility. The proceeds of the Revolving Facility are available for general corporate purposes.
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contained various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) repurchase or redeem certain junior indebtedness; (viii) change the nature of our business; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement required us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement were guaranteed by our material domestic subsidiaries.

The interest rates payable under the Credit Agreement were based on defined published rates, subject to a minimum LIBOR rate in the case of Eurocurrency rate loans, plus an applicable margin. A refinancing and repricing of the Senior Credit Facilities was completed in February 2013. We were also obligated to pay a commitment fee based on the unused portion of the revolving credit facility. Repayments of the proceeds of the term loan were due in quarterly installments over the term of the Credit Agreement. Amounts borrowed under the revolving credit facility would be payable in full upon expiration of the Credit Agreement.

7.375% Senior Notes
In connection with the Merger, on September 28, 2012, Sky Growth Acquisition Corporation later merged with and into the Company upon consummation of the Merger, with the Company as the surviving corporation, and issued the Notes. The Notes were issued pursuant to an indenture entered into as of the same date between the Company and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2013. The Notes mature on October 15, 2020.

We may redeem the Notes at our option, in whole or in part on one or more occasions, at any time on or after October 15, 2015, at specified redemption prices that vary by year, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to October 15, 2015, we may redeem up to 40% of the aggregate principal amount of the Notes with the net proceeds of certain equity offerings at a redemption price equal to the sum of (i) 107.375% of the aggregate principal amount thereof, plus (ii) accrued and unpaid interest, if any, to the redemption date. At any time prior to October 15, 2015, we may also redeem the Notes, in whole or in part on one or more occasions, at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest and a specified “make-whole premium.”

The Notes are guaranteed on a senior unsecured basis by our material existing direct and indirect wholly-owned domestic subsidiaries and, subject to certain exceptions, each of our future direct and indirect domestic subsidiaries that guarantees the Senior Credit Facilities or our other indebtedness or indebtedness of the guarantors will guarantee the Notes. Under certain circumstances, the subsidiary guarantors may be released from their guarantees without consent of the holders of Notes.

The Notes and the subsidiary guarantees are our and the guarantors' senior unsecured obligations and (i) rank senior in right of payment to all of our and the subsidiary guarantors' existing and future subordinated indebtedness; (ii) rank equally in right of payment with all of our and the subsidiary guarantors' existing and future senior indebtedness; (iii) are effectively subordinated to any of our and the subsidiary guarantors' existing and future secured debt, to the extent of the value of the assets securing such debt; and (iv) are structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes.

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) repurchase or redeem certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody's Investors Service, Inc. and Standard & Poor's, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report for the fiscal year ended December 31, 2012 that was part of our Form S-4 Registration Statement filed with the SEC on August 14, 2013. There has been no material change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2012, except for our new accounting policy for derivatives and hedging activities in connection with entering into interest rate cap agreements in the third quarter of 2013.

Subsequent Events
On November 1, 2013, our wholly-owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based API developer and manufacturer, for up to $19 million in cash and contingent payments. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of Nuray will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on September 30, 2013 would have caused the fair value of our investments in available for sale debt securities to decline by less than $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by less than $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at September 30, 2013 and December 31, 2012 ($ amounts in thousands):

	September 30, 2013	December 31, 2012
Corporate bonds	$3,564	$11,727

Senior Credit Facilities

In connection with the Merger and related transactions, on September 28, 2012 we entered into the Senior Credit Facilities comprised of the seven-year Term Loan Facility in an initial aggregate principal amount of $1,055 million and the five-year Revolving Facility in an initial amount of $150 million. The proceeds of the Revolving Facility are available for general corporate purposes. Refer to Note 14, "Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the third quarter of 2013, the effective interest rate on the seven-year Term Loan Facility was 4.25%, representing the 1.00% LIBOR floor plus 325 basis points. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility.

Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.

If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at September 30, 2013 and December 31, 2012 ($ amounts in thousands):

	September 30, 2013	December 31, 2012
Senior credit facilities:
Senior secured term loan	$1,058,005	$1,052,363
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,548,005	1,542,363
Less unamortized debt discount to senior secured term loan	(8,172)	—
Less current portion	(10,660)	(10,550)
Long-term debt	$1,529,173	$1,531,813

Debt Maturities as of September 30, 2013

($ amounts in thousands)

2013	$2,665
2014	10,660
2015	10,660
2016	10,660
2017	10,660
2018	10,660
2019	1,002,040
2020	490,000
Total debt at September 30, 2013	$1,548,005

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of September 30, 2013.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “'981 patent”) and 6,221,392 (the “'392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the '392 and '981 patents. On September 28, 2009, the USPTO's Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner's rejection of all claims in the '981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the '981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the '392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, incorporating narrower claims than the originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
Unimed and Laboratories Besins Iscovesco (“Besins”) filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock's submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs' complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC's claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs' claims of sham litigation. On June 10, 2010, the FTC appealed the District Court's dismissal of the FTC's claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court's decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes. On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description. Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents. On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product. On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision. On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment. A jury trial is now scheduled in the District Court for November 3, 2014. On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case. A contingent liability of $9 million was recorded on our condensed consolidated balance sheet as of December 31, 2012 and September 30, 2013 for this matter. We can give no assurance that final resolution of this legal proceeding will not exceed the amount of the reserve. We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments. We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC®. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial is scheduled for January 26, 2015. We intend to defend this action vigorously.
On November 14, 2008, Pozen, Inc. filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 6,060,499; 6,586,458; and 7,332,183, because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 500 mg/85 mg naproxen sodium/sumatriptan succinate oral tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On April 14, 2011, the Court granted a preliminary injunction to Pozen that prohibits us from launching our generic naproxen/sumatriptan product before the issuance of a final decision in the case. On August 5, 2011, the Court ruled in favor of Pozen and against us on infringement, validity, and enforceability. The U.S. Court of Appeals for the Federal Circuit affirmed the District Court's ruling on September 28, 2012, and we filed our petition for en banc rehearing on October 31, 2012. On July 19, 2013, our rehearing petition was denied without comment and the mandate was issued on July 29, 2013.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed a petition for panel and en banc rehearing, and our response to the petition is due by November 20, 2013. We will continue to pursue this appeal vigorously.
On October 4, 2010, UCB Manufacturing, Inc. filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma's head of research and development, Yu- Hsing Tu. The complaint alleges that Tris and Tu misappropriated UCB's trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound. The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties' manufacture and marketing of generic Tussionex® seeking a judgment of misappropriation and breach, a permanent injunction and disgorgement of profits. On June 2, 2011, the court granted Tris's motion for summary judgment dismissing UCB's claims, and UCB appealed. An oral hearing was held on April 8, 2013. We intend to vigorously defend the lawsuit.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,155 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9-13 and October 15, 2013. We intend to defend this action vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. A bench trial was held from October 7-15, 2013. We intend to prosecute this infringement case vigorously.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against our subsidiary, Anchen Pharmaceuticals, in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745 ,466 because Anchen submitted an ANDA with a Paragraph IV certification seeking FDA approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman ruling was entered on May 1, 2013. On October 15, 2013, a draft stipulation of dismissal was offered to plaintiffs in light of our conversion of our Paragraph IV certification to a Paragraph III certification in our ANDA. As of October 31, 2013, plaintiffs continue to oppose the entry of the dismissal stipulation. We will continue to defend this action vigorously.
On March 28, 2012, Horizon Pharma Inc. and Horizon Pharma USA Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 8,067,033 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 26.6/800 mg famotidine/ibuprofen. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 17, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. We intend to defend this action vigorously.
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA and are prosecuting the case vigorously. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. We intend to continue to defend and prosecute, as appropriate, these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing is scheduled for February 6, 2014, and pre-trial briefs are due October 24, 2014. We intend to defend this action vigorously.
On October 31, 2012, Acura Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleged infringement of U.S. Patent No. 7,510,726 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oxycodone oral tablets 5 and 7.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 7, 2013, an order was entered to stay the case pending the Court’s review of a confidential settlement agreement.
On December 19, 2012, Endo Pharmaceuticals and Grunenthal filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,114,383; 8,192,722; 8.309, 060; 8,309,122; and 8,329,216 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oxymorphone hydrochloride extended release tablets 40 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26 -29, 2013. We intend to defend this action vigorously.
On January 15, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the Southern District of New York. The action was brought by Purdue Pharma and Grunenthal against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of oxycodone hydrochloride extended release tablets 10, 15, 20, 30, 40, 60, and 80 mg. The complaint alleges infringement of U.S. Patent No. 8,114,383 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On September 24, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On January 31, 2013, Merz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,638,552 and 7,816,396 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of glycopyrrolate oral solution. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial has been scheduled for December 8, 2014. We intend to defend this action vigorously.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. We intend to defend this action vigorously.
On May 14, 2013, Bayer Pharma AG, Bayer IP GMBH, and Bayer Healthcare Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,362,178 and 7,696,206 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of vardenafil hydrochloride orally disintegrating tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On May 15, 2013, Endo Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of non-tamper resistant oxymorphone hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. While Watson had settled patent litigation relating to this product in October 2010, Endo is asserting patents that issued after that settlement agreement was executed. We intend to defend this action vigorously.

On June 19, 2013, Alza Corporation and Janssen Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 8,163,798 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of methylphenidate hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for March 16, 2015. We intend to defend this action vigorously.

On June 21, 2013, we, along with Alkermes Pharma Ireland Ltd., filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware. In the complaint, we allege infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for February 17, 2015. We intend to prosecute this infringement case vigorously.

On September 23, 2013, Forest Labs and Royalty Pharma filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 6,602,911; 7,888,342; and 7,994,220 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 12.5, 25, 50, and 100 mg milnacipran HCl oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On October 22, 2013, Horizon Pharma and Jagotec AG filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos., 6,488,960; 6,677,326; 8,168,218; 8,309,124; and 8,394,407 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2 and 5 mg prednisone delayed release oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. The lawsuit brought by the state of Illinois is scheduled for trial on January 13, 2014. The lawsuit brought by the state of Kansas is scheduled for trial on April 6, 2015. The remaining lawsuits have yet to be scheduled for trial. To date, we have settled the lawsuits brought by the states of Alabama, Alaska, Florida, Hawaii, Idaho, Iowa, Kentucky, Louisiana, Massachusetts, Mississippi, Oklahoma, South Carolina, and Texas, as well as the suit brought by the city of New York and New York Counties, and the federal qui tam action brought on behalf of the United States by the pharmacy Ven-A-Care of the Florida Keys, Inc. During the nine months ended September 30, 2013, we recorded an additional $3,300 thousand as "Settlements and loss contingencies, net" on the condensed consolidated statements of operations as we continue to periodically assess and estimate our remaining potential liability. A contingent liability of $10,017 thousand was recorded under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of September 30, 2013, in connection with the remaining AWP actions. In each of the remaining matters, we have either moved to dismiss the complaints or answered the complaints denying liability. We will continue to defend or explore settlement opportunities in other jurisdictions as we feel are in our best interest under the circumstances presented in those jurisdictions. However, we can give no assurance that we will be able to settle the remaining actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of the reserve.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the "Risk Factors" section of our Form S-4 Registration Statement filed with the SEC on August 14, 2013, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our Form S-4 have not materially changed through the date of this Quarterly Report. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, may materially adversely affect our business, results of operations, financial condition or liquidity.
ITEM 5. OTHER INFORMATION
Effective November 6, 2013, the Company and its subsidiaries completed an internal reorganization and Thomas J. Haughey, who held the office of President from November 2011 to present, resigned the position of President and assumed the office of General Counsel and Chief Administrative Officer. Mr. Haughey, age 49, prior to November 2011, served as Chief Administrative Officer since 2008, Executive Vice President since 2006 and General Counsel and Secretary since 2003.
The compensation arrangements for Mr. Haughey are set forth under the caption “Executive Compensation” in our Offer to Exchange Prospectus dated August 27, 2013 filed with the Securities and Exchange Commission on August 27, 2013 and are incorporated herein by reference.

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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

Date:  November 12, 2013
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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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