Form 10-K
period 2013-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2014-03-18
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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

Securities registered pursuant to Section 12(b) and 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes         No_X_

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes    X     No   _

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes    X       No   ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.     [X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No  X

As of March 18, 2014, there was no established public trading market for the Registrant's common stock; therefore the aggregate market value of the common equity is not determinable.

Number of shares of the Registrant’s common stock outstanding as of March 18, 2014:  100.

PART I
Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including those concerning management’s expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Annual Report on Form 10-K contain information that is not historical, such statements are essentially forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Annual Report on Form 10-K.  Risk factors that might affect such forward-looking statements include those set forth in Item 1A (“Risk Factors”) of this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and on general industry and economic conditions.  Any forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K only, and, subject to any applicable law to the contrary,  we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
MARKET AND INDUSTRY DATA
This Annual Report on Form 10-K includes market share, ranking, industry data and forecasts that we obtained from industry publications and surveys, including from IMS Health and the Generic Pharmaceutical Association, public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position and ranking are based on market data currently available to us, management’s estimates, and assumptions we have made regarding the size of our markets within our industry. While we are not aware of any misstatements regarding our industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K. We cannot guarantee the accuracy or completeness of such information contained in this Annual Report on Form 10-K.
USE OF TRADEMARKS
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. For example, our names and logos are protected. Some of the trademarks we own or have the right to use include “Par,” “Par Pharmaceutical,” “Par Pharmaceutical Companies, Inc.,” “Par Formulations,” “Anchen,” “Strativa Pharmaceuticals,” “Nascobal” and “Megace.” We will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. Business
Unless the context otherwise requires, the terms "we," "our company," "the Company," "us," "our" and the like refer to Par Pharmaceutical Companies, Inc. and its consolidated subsidiaries.

GENERAL and RECENT DEVELOPMENTS

We were acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly owned subsidiary of Sky Growth Holdings Corporation (“Holdings” or “Parent”). Holdings was formed by investment funds affiliated with TPG Capital, L.P. ("TPG" and, together with certain affiliated entities, collectively, the “Sponsor”). Holdings is owned by affiliates of the Sponsor and members of management. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the ”Acquisition”). Subsequent to the Acquisition, we became an indirect, wholly owned subsidiary of Holdings. Prior to the Acquisition, we had operated as a public company with our common stock traded on the New York Stock Exchange.
Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned operating subsidiary, Par Pharmaceutical, Inc., is in the business of developing, licensing, manufacturing, marketing and distributing generic and branded drugs in the United States.  We operate primarily in the United States as two business segments: Par Pharmaceutical (or “Par”), our generic products division, and Strativa Pharmaceuticals (“Strativa”), our branded products division.

Prescription pharmaceutical products are sold as either generic products or branded products.  Since our inception, we have manufactured, licensed and distributed generic pharmaceutical products.   We aim to develop or license and commercialize generic drugs with limited competition, significant barriers to entry and longer life cycles as well as niche, innovative proprietary pharmaceuticals. We operate primarily in the United States, the largest generics market in the world, where we ranked fifth in revenues among all generic drug companies according to several sources, including IMS Health data. The majority of our generic products are distributed under an associated Abbreviated New Drug Application (“ANDA”) owned or licensed by us and approved by the Food and Drug Administration (the “FDA”), and some of our products are distributed under an FDA-approved New Drug Application (“NDA”) owned by us or licensed from the NDA holder. As of the fourth quarter of 2013, we or our strategic partners had approximately 73 ANDAs pending with the FDA, which included 27 first-to-file opportunities and four potential first-to-market product opportunities. Many of these products have been developed internally, which generally contribute higher gross margins than products that we sell under supply and distribution agreements. In addition to our generics business, we also market two branded prescription products, Megace® ES and Nascobal® Nasal Spray.
Our principal executive offices are located at 300 Tice Boulevard, Woodcliff Lake, NJ 07677, and our telephone number is (201) 802-4000.  Additional information concerning our company can be found on our website at www.parpharm.com, including our Code of Conduct.  Our Code of Conduct applies to all of our directors, officers, employees and representatives.  Amendments to our Code of Conduct and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our website.  Any of these materials may also be requested in print by writing to Par Pharmaceutical Companies, Inc., Attention: Barry J. Gilman, Deputy General Counsel and Secretary, at 300 Tice Boulevard, Woodcliff Lake, NJ 07677.
Our fiscal year ends on December 31 of each year presented.  Our fiscal quarters end on each calendar quarter end (March 31st, June 30th, and September 30th).  Our electronic filings with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, are available on our website, free of charge, as soon as reasonably practicable after we electronically file or furnish them to the SEC.  Information on our website is not, and should not be construed to be, part of this Annual Report on Form 10-K.  The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Recent Acquisitions
On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively, “Anchen”), a privately held generic pharmaceutical company, for $413 million. The Anchen assets acquired included five marketed generic products, a number of in-process research and development products, which included a pipeline of 29 filed ANDAs, including five confirmed first-to-file, and leased facilities with manufacturing capabilities and research and development capabilities located in California. Anchen enhanced our modified release and research and development capabilities. Equally important, Anchen also has provided us manufacturing flexibility through its established commercial infrastructure. In 2013, we successfully introduced three of these products, including the generic versions of Luvox CR®, Trilipix® and Kapvay®.
On February 17, 2012, we completed our acquisition of Edict Pharmaceuticals Private Limited (“Edict”), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, which has since been renamed Par Formulations Private Limited, for approximately $37 million. The acquired assets included numerous in-process research and development products, a pipeline of 11 filed ANDAs, including one confirmed first-to-file, and a facility with manufacturing capabilities and research and development capabilities located in India. The addition of Par Formulations Private Limited broadens our research and development capabilities and provides us with a lower cost manufacturing alternative.
On November 1, 2013, our wholly owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase Nuray Chemicals Private Limited, a privately held Chennai, India-based API developer and manufacturer (“Nuray”), for up to $19 million in cash and contingent payments. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The operating results of Nuray will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc., the parent company of JHP Pharmaceuticals, LLC (“JHP”), a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products, for $490 million, subject to certain customary post-closing adjustments. We subsequently changed JHP’s name to Par Sterile Products, LLC (“Par Sterile Products”). Par Sterile Products focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. Par Sterile Products currently markets a portfolio of 14 specialty injectable products, and has developed a pipeline of 34 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration. Par Sterile Products’ sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products. We funded this transaction and associated expenses with debt financing, which is subject to customary conditions, and an equity commitment from certain investment funds associated with TPG Capital.

Par Pharmaceutical—Generic Products Division
Products sold by our generic products division span an extensive range of dosage forms and delivery systems, including oral solids (tablet, caplet and two-piece hard shell capsule), oral suspension products, gels, nasal spray products and products delivered by injections. We manufacture some of our own products, and we have strategic alliances and relationships with several pharmaceutical and chemical companies that provide us with products for sale under various distribution, manufacturing, development and licensing agreements. We are committed to high product quality standards and allocate significant capital and resources to quality assurance, quality control and manufacturing excellence.
A key focus for our generic products division is intelligent product selection and entrepreneurial business development. Our internal research and development is intended to target high-value, first-to-file or first-to market generic product opportunities. A “first-to-file” product opportunity refers to an ANDA that is the first ANDA filed containing a Paragraph IV patent challenge to the corresponding brand product, which offers the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in litigating the patent challenge. A “first-to-market” product opportunity refers to a product that is the first marketed generic equivalent of a brand product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a brand product that is difficult to formulate or manufacture. Externally, we plan to continue to concentrate on acquiring assets and/or partnership arrangements with technology based companies that can deliver similar product opportunities.
In recent years, we introduced generic versions of several major pharmaceutical products, including Lamictal XR®, Luvox CR®, Focalin XR®, Rythmol®SR and Provigil®.
Within our generic products division, we also market “authorized generics,” which are generic versions of brand drugs licensed to us by brand drug companies. Authorized generics do not face any regulatory barriers to introduction and may be sold during (and after) the statutory exclusivity period granted to the developer of a generic equivalent to the brand product. In the past, we have marketed authorized generics, including metformin ER (Glucophage XR®) and glyburide & metformin HCl (Glucovance®) licensed from Bristol-Myers Squibb Company, and fluticasone (Flonase®) and ranitidine HCl syrup (Zantac®) licensed from GlaxoSmithKline plc. As of December 31, 2013, we marketed authorized generic versions of metoprolol succinate ER (Toprol XL®) and budesonide (Entocort®) licensed from AstraZeneca and rizatriptan (Maxalt®) licensed from Merck.
We market our generic products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, and government, principally through our internal staff. We also promote the sales efforts of wholesalers and drug distributors that sell our products to clinics, governmental agencies and other managed health care organizations.

Strativa Pharmaceuticals – Branded Products Division
Branded products usually benefit from patent protection, which greatly reduces competition and provides a significant amount of market exclusivity for the products. This exclusivity generally allows a branded product to remain profitable for a relatively longer period of time as compared to generic products. Strativa’s products are marketed by its sales force, which communicates the therapeutic, health and economic benefits of our products to healthcare providers and managed care organizations. In the near term we plan to continue to invest in the marketing and sales of our existing products (Nascobal® Nasal Spray and Megace® ES). In addition, in the longer term, we plan to continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.
On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray, which is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients, as well as a supplement for a variety of B12 deficiencies. This product presents customers with a distinct benefit over competing products in that it is a once-weekly intranasal administration, which may be much more preferable to periodic subcutaneous or intramuscular injections. Nascobal® has one Orange Book patent running through March 2024 and two running through June 2024. Since January 31, 2013, as detailed below, our brand field sales force of approximately 60 people began focusing the majority of their detailing efforts on Nascobal® Nasal Spray.
Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS. This product has historically provided us with a relatively consistent revenue stream, which has declined and, we expect, will further decline over time as marketing efforts are decreased for this product as outlined below. Further, in July 2011, we received a notice letter from a generic pharmaceutical manufacturer, advising that it has filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, and we have subsequently received similar notice letters from two other generic manufacturers. We sued the first generic filer on its challenge to the last-to-expire patent listed in the Orange Book for Megace® ES. On February 21, 2014, the U.S. District Court for the District of Maryland issued an opinion invalidating on obviousness grounds the single patent we asserted in the litigation against the first generic filer. We are evaluating the Court’s decision and intend, in cooperation with our partner, to appeal that decision. The first generic filer has disclosed its intent to launch its ANDA product should it receive final FDA approval. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of Megace® ES.
In January 2013, we initiated a restructuring of Strativa in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the investigation by the U.S. Department of Justice ("DOJ") into Strativa’s marketing of Megace® ES. We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force. On March 5, 2013, we entered into the settlement agreement with the DOJ. The settlement agreement provided for a payment by the Company of an aggregate amount of approximately $45 million (plus interest and fees) and included a plea agreement with the New Jersey Criminal Division of the DOJ in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the DOJ, a state settlement encompassing 49 states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation. Additionally, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”). In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the federal government. The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization. Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.

PRODUCT INFORMATION
We distribute numerous drugs of various dosage strengths, some of which are manufactured by us and some of which are manufactured for us by other companies.  We hold the ANDAs and NDAs for the drugs that we manufacture, including the brand products Megace® ES and Nascobal®. We seek to introduce new products through our research and development program, and through distribution and other agreements, including licensing of generic, branded, and authorized generic products, with pharmaceutical companies located in various parts of the world. As such, we have pursued and continue to pursue arrangements and relationships that share development costs, generate profits from jointly-developed products and expand distribution channels for new and existing products.
As of December 31, 2013, we manufactured and/or distributed a total of 69 products, representing 171 dosage strengths. Of these, we manufactured and distributed 45 products, representing 104 dosage strengths, and we distributed 24 products that were manufactured by others, representing 67 dosage strengths. We detail our more significant revenue producing products in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in our Notes to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.
Our generic products cover a wide range of therapeutic categories. We do not specialize in or concentrate on any therapeutic categories; instead, our strategy focuses on high-value, first-to-file or first-to-market opportunities, regardless of therapeutic category. By specializing in niche, high barrier-to-entry products that are either difficult to manufacture or require complex legal challenges, we endeavor to market more profitable and long-lived products relative to our competitors. We benefit from our focus on harder to manufacture products by finding opportunities where we can maintain market exclusivity or a low number of competitors (e.g., two or less) for extended periods. In recent years, we introduced generic versions of several major pharmaceuticals with high barriers to entry such as Tussionex® (controlled substance), Duragesic® (unique dosage form), and Lamictal XR® (controlled-release product).
We have introduced almost 50 new generic products since 2009. In addition, we have a successful track record of partnership with several large brand pharmaceutical companies as an authorized generics partner, which we believe is a result of our broad distribution network, strong trade presence and litigation/settlement track record. We believe that we are a preferred partner for several large brand drug companies and large generic companies who are often reticent to partner with larger companies due to the competitive dynamics of the industry. Recent examples of our success include our partnership with Glenmark Pharmaceuticals Ltd. for generic Zetia® rights and our recent acquisition of rights to generic versions of Actiq® and Provigil® from Teva Pharmaceutical Industries and the rights to products acquired in November 2012 from Watson Pharmaceuticals, Inc. and Actavis Group in connection with their merger.
Our portfolio spans an extensive range of dosage forms and delivery systems, including oral solids, oral suspension products, transmucosal lozenges, nasal spray products and products delivered by injection. We expect to diversify our portfolio further with several new product launches and a continued focus on acquisitions.
We believe our track record of developing products with limited competition, significant barriers to entry and longer life cycles has enabled us to maintain strong market shares among our key existing products as much as one year after launch or longer. As a result, a large portion of our generics revenue comes from products where we are either the exclusive generic distributor or have few competitors. Among our top ten generic drugs, six maintained market shares in excess of 40% as of December 31, 2013.

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

The research and development of our generic pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years to complete. In addition, ANDAs containing a Paragraph IV patent challenge are subject to a 30-month “stay” of regulatory approval during the resolution of related patent litigation. Accordingly, we typically select products for development that we intend to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, problems relating to formulation, safety or efficacy, and patent issues associated with the product.
We contract with outside laboratories to conduct bio-studies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These bio-studies are used to demonstrate that the rate and extent of absorption of a generic drug are not significantly different from the corresponding branded name drug. Each biostudy can cost from approximately $0.2 million to $2.0 million. In some instances, we may also be required to perform clinical studies, in patients, which could cost up to $7.0 million.
From time to time, we enter into product development and license agreements with various third parties with respect to the development or marketing of new products and technologies.  Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.  As a result of our product development program, we or our strategic partners currently had approximately 85 ANDAs in development, 73 ANDAs pending with the FDA, including 27 confirmed first-to-file products and four potential first-to-market opportunities as of the fourth quarter of 2013.

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
We have approximately 60 customers, some of which are part of larger buying groups. In the year ended December 31, 2013, our four largest customers in terms of net sales dollars accounted for approximately 70% of our total revenues. We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.

Compliant Manufacturing Capacity
We are committed to high product quality standards and allocate significant capital and resources to quality assurance, quality control and manufacturing excellence. As a result of our recent acquisitions, we now have four state-of-the art manufacturing facilities, three of which are located in the United States and one in India. In addition, all of our facilities have passed all recent FDA inspections (Rochester, MI in February 2014, Irvine, CA in December 2013, Spring Valley, NY in February 2013 and Chennai, India

in October 2013). Since 2007, we have not received any warning letters with respect to manufacturing plants we have operated, which we believe differentiates us from many generic manufacturers.
High-quality manufacturing and supply reliability has become increasingly valuable to customers as the FDA has increased scrutiny of generics manufacturers. Moreover, within a price band, we believe customers find supply reliability to be the most important factor in choosing a supplier. As a result, we believe we have differentiated ourselves historically by the quality of our manufacturing and supply reliability. In fact, we have not experienced a meaningful supply delivery disruption since 2007 and at times have been able to capitalize on competitors’ past manufacturing issues. For example, a generic competitor vacated the market for divalproex, the generic version of Depakote®, in June 2013. As a result, our sales volume and unit price for our divalproex were benefited, placing the product among our top five by revenue for 2013.

ORDER BACKLOG
The approximate dollar amount of open orders (gross sales basis), believed by management to be firm as of December 31, 2013, was approximately $44.9 million.  These orders represent unfilled orders as of December 31, 2013, along with orders that were scheduled to be shipped at December 31, 2013.  Open orders are subject to cancellation without penalty.

COMPETITION
The pharmaceutical industry is highly competitive. At times, we may not be able to differentiate our products from our competitors’ products, successfully develop or introduce new products that are less expensive than our competitors’ products, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors. We believe that our principal generic competitors are Teva, Sandoz Pharmaceuticals, Mylan Laboratories, and Actavis Group, based upon sales volumes. Our principal strategy in addressing our generic competition is to offer customers a consistent supply of a broad line of generic drugs at competitive pricing. There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.
The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for each applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV certification”). The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) generally enjoys higher market share and revenues during this period of marketing exclusivity. At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug. (In some instances, price declines have exceeded 90%.) As a result of price declines, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers. These types of price adjustments are commonly known as shelf stock adjustments. There are circumstances under which, as a matter of business strategy, we may decide not to provide price adjustments to certain customers, and consequently, we may receive returns of our customers' unsold products and lose future sales volume to competitors rather than reduce our pricing.
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
Our brand products benefit from patent protection, making them subject to Paragraph IV patent challenges that could jeopardize our market exclusivity for these products. Consequently, competition from generic equivalents, and especially a successful

Paragraph IV patent challenge against one of our brand products, could have an adverse effect on Strativa. In addition, after patent protections expire, generic products can be sold in the market at a significantly lower cost than the brand version, and, where available, may be required or encouraged in preference to the brand version under third party reimbursement programs, or substituted by pharmacies for brand versions by law. Strativa also faces competition from other brand drug companies. Many of our brand competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our brand competitors may be able to develop products superior to our own. Furthermore, we may not be able to differentiate our products from those of our brand competitors or offer customers payment and other commercial terms as favorable as those offered by our brand competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect brand competition to intensify as technological advances and consolidations continue.

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

EMPLOYEES
At December 31, 2013, we had 978 employees, none of which were covered by any collective bargaining agreement. As a result of our acquisition of JHP on February 20, 2014, we had approximately1,450 employees as of that date, of which approximately 200 employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

GOVERNMENT REGULATION
The development, manufacturing, sales, marketing and distribution of our products are subject to extensive governmental regulation by the U.S. federal government, principally the FDA, and, as applicable, the FTC and state and local governments. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of operation.
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

2. Abbreviated New Drug Applications (ANDAs): The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of brand name drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”). Because the safety and efficacy of listed drugs have already been established by the brand company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioavailability/bioequivalence studies of its test product against the listed drug. The bioavailability/bioequivalence studies assess the rate and extent of absorption and concentration levels of a drug in the blood stream required to produce a therapeutic effect. Bioequivalence is established when the rate of absorption and concentration levels of a generic product are substantially equivalent to the listed drug. For some drugs (e.g., topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

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
The Medicare Prescription Drug Improvement and Modernization Act of 2003 streamlined the generic drug approval process by limiting a drug company to only one 30-month stay of a generic drug’s entry into the market for resolution of a patent challenge for ANDAs filed after August 18, 2003. This rule was designed to help maintain a balance between the brand companies’ intellectual property rights and the desire to allow generic drugs to be brought to the market in a timely fashion.
The FDA issued a final rule on June 18, 2003 (the “final rule”), clarifying the types of patents that brand companies must submit for listing and prohibiting the submission of patents claiming packaging, intermediates or metabolite innovations. Patents claiming a different polymorphic form of the active ingredient described in an NDA must be submitted if the NDA holder has test data demonstrating that the drug product containing the polymorph will perform in the same way as the drug product described in the NDA. These changes are consistent with concerns raised in 2002 by the FTC in its report on generic drugs. The final rule also clarifies the type of patent information that is required to be submitted and revises the declaration that NDA applicants must provide regarding their patents to help ensure that NDA applicants submit only appropriate patents.
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
The approval of a 505(b)(2) application may result in three years of exclusivity under the Hatch-Waxman amendments if one or more of the clinical studies (other than bioavailability/bioequivalence studies) was essential to the approval of the application and was conducted by the applicant. The approval of a 505(b)(2) application may result in five years of exclusivity if it is for a new chemical entity. If appropriate under U.S. patent laws, 505(b)(2) NDAs are eligible for the FDA’s patent certification protection. Such approvals have the potential to be delayed due to patent and exclusivity rights that apply to the listed drug.

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

AWP Litigation
Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.” In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We, as well as numerous other pharmaceutical companies, were named as a defendant in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

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

Federal Regulation of Authorized Generic Arrangements
As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

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

Business Strategy
Our goal is to successfully manage both our generic and branded businesses for the long term by continuing to commit to provide high-quality pharmaceuticals that are affordable and accessible to patients. We believe that this strategy will enable us to grow market share and develop long-term relationships with our customers. We strive to achieve sustainable long-term growth with enhanced profitability and improved cash flow. In implementing our strategy, we are focused on the following:

Identify and Execute on Product and Business Development Opportunities with Focus on Sustainable Market Share
Through our applied discipline of intelligent product selection, we seek commercially compelling opportunities by targeting first-to-file status and products with high barriers to entry due to the complex nature of the formulation and the difficulty of the manufacturing process. Furthermore, we also believe in our in-house expertise at litigating Paragraph IV challenges and capturing first-to-file status on key product opportunities. We believe this strategy will allow us to frequently maintain strong market share for multiple years in products we introduce. We believe our expertise in research and development, manufacturing, regulatory matters and business development, including acquisitions, enables us to effectively and efficiently pursue these opportunities and support our partners.
In February 2014, Par completed its acquisition of JHP Pharmaceuticals, a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products. The acquisition is consistent with our strategy of targeting products, dosage forms and technologies that present higher barriers to market entry. While the market for sterile products is growing rapidly, injectables are capital intensive and technically challenging, with demanding quality and compliance requirements. These higher barriers to entry have typically resulted in fewer generic entrants in specific product categories and longer product life cycles.
Another facet of our strategy is to pursue authorized generics, an area where we believe we are a partner of choice because of our quick decision-making, regulatory compliance acumen, strong trade presence, favorable economics, financial resources and legal expertise. Additionally, we believe that several branded drug companies prefer to partner with us because we are not perceived as a direct competitor to their other branded products. Our presence in authorized generics provides us with a differentiated competitive position and additive revenue and gross margin opportunities. In recent years, Par introduced authorized generic versions of several major pharmaceuticals, including Atacand®, Maxalt-MLT® and Entocort EC®.

Diversify Our Portfolio by Continuing to Introduce New Products and Maintain Strong Pipeline
Through new product launches and the benefits from recent acquisitions, which have significantly expanded our pipeline and provided us with a platform for future development opportunities, we expect to further diversify our sales and gross margin. We believe that our research and development platform, combined with a rigorous process for selecting products that both fit our core strengths and address attractive markets, allows us to continue to build a robust pipeline. We plan to continue our development efforts and pursuit of product acquisition opportunities to maintain and grow the number of our future product launches. As part of our strategy, we are currently evaluating, and intend to continue to evaluate, potential product acquisitions and other business development opportunities, primarily with respect to our generics product business.

Further Develop Industry-Leading Manufacturing Platform
We have invested substantially in further developing our manufacturing platform and believe it will become an increasingly strategic asset over time. We are committed to high product quality standards and allocate significant capital and resources to quality assurance, quality control and manufacturing excellence. This focus is demonstrated by our performance in FDA inspections at all of our facilities, where no warning letters have been received since 2007. Through our recent acquisitions, we enhanced our capabilities to manufacture modified and immediate release products and added low cost manufacturing in India. We plan to further enhance our manufacturing platform and expand our capabilities to include new dosage forms in the future.
Continue to Enhance the Profitability of our Branded Products Division
We find the defensibility and high gross margins of our branded business compelling, including our existing branded products, Megace® ES and Nascobal® Nasal Spray. We believe there is further opportunity to improve the profitability in our branded products division. We will focus our marketing efforts principally on Nascobal®, with initiatives planned to accelerate its growth. We will also continue to consider new strategic licenses and acquisitions to expand Strativa’s presence in supportive care and adjacent commercial areas.

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
The Business Applications department purchases, develops, and maintains business applications systems jointly with internal departments.  This department follows industry best practices in project management, systems development life cycle, change management, account management, computer systems validation, and data archiving.  The major Business Applications systems are:
· Oracle JDEdwards Enterprise Resource Planning, including Financials, Supply Chain / Logistics and Manufacturing
· Oracle Hyperion Enterprise Performance Management
· Model N Revenue Management
· IBM Sterling GIS Electronic Data Interchange
· Peoplesoft Human Resources Information System
· QAD Enterprise Applications

The Technology Operations department purchases, deploys and maintains computing and communication infrastructure systems that enable reliable and efficient business operations.  This department follows industry best practices in capacity planning, configuration management, incident/problem prevention and management, disaster recovery, data backup and restoration, data center operations, and security management.  The major Technology Operations areas are:
· Electronic mail, messaging and collaboration tools
· Data center operations
· Computer assets and software license management
· Network, telecommunications and video conferencing operations
· Authentication, network security and anti-virus measures
· Personal computer and mobile device management
· Internet portals, SharePoint and Web services
· Document management and eDiscovery

The Scientific Systems department purchases, develops, and maintains systems that support Quality Control, Regulatory, and Manufacturing operations.  This department follows industry best practices in GxP compliance, project management, systems development life cycle, change management, computer systems validation, and data archiving.  The major Scientific Systems are:
· IBM SCORE Electronic Submissions
· Waters Empower Data Acquisition
· Labware LIMS
· TrackWise Compliance Tracking

ITEM 1A.  Risk Factors

Any of the following risks could materially adversely affect our business, financial condition or results of operations. The risks described below are those which we believe are the material risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business or results of operations in the future.

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the contractual terms related to our indebtedness.
We currently have a substantial amount of indebtedness. As of December 31, 2013, our total debt was $1,545 million (excluding original issue discount (“OID”) or upfront payments), and we had unused commitments of $150 million under our Senior Credit Facilities. We also incurred an additional $395 million of debt in the first quarter of 2014 with the closing of our acquisition of JHP Pharmaceuticals. We may also incur significant additional indebtedness in the future.
Subject to the limits contained in the credit agreement governing our Senior Credit Facilities and the indenture governing our 7.375% Senior Notes due 2020 (the “Notes”), the issuance of which has been registered under the Securities Act of 1933, as amended (the “Securities Act”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences to the holders of the Notes, including, but not limited to:

•	making it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;
• requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
• increasing our vulnerability to general adverse economic and industry conditions;
• exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our Senior Credit Facilities, are at variable rates of interest;
• limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
• placing us at a disadvantage compared to other, less leveraged competitors;
• increasing our cost of borrowing; and
• preventing us from raising the funds necessary to repurchase all Notes tendered to us upon the occurrence of certain changes of control, which would constitute a default under the indenture governing the Notes.
In addition, the indenture that governs the Notes and the credit agreement governing our senior senior credit facilities (the “Senior Credit Facilities”) contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our leveraged business model includes constituents (e.g., the Sponsor and debt holders) that by the nature of their relationship to our enterprise may have different points of view on the use of company resources as compared to our management. The financial and contractual obligations related to our debt also represent a natural constraint on any intended use of company resources.
The terms of the credit agreement governing our Senior Credit Facilities and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
• incur additional indebtedness;
• pay dividends or make other distributions or repurchase or redeem our capital stock;
• prepay, redeem or repurchase certain debt;
• make loans and investments;
• sell assets;
• incur liens;
• enter into transactions with affiliates;
• alter the businesses we conduct;
• enter into agreements restricting our subsidiaries’ ability to pay dividends; and
• consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the credit agreement governing our Senior Credit Facilities require us to maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control.
A breach of the covenants under the indenture governing the Notes or under the credit agreement governing our Senior Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our Senior Credit Facilities would permit the lenders under our Senior Credit Facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
• limited in how we conduct our business;
• unable to raise additional debt or equity financing to operate during general economic or business downturns; or
• unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations, including the Notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the Notes. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our Senior Credit Facilities and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Notes.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:
• our debt holders could declare all outstanding principal and interest to be due and payable;
• the lenders under the Senior Credit Facilities could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and
• we could be forced into bankruptcy or liquidation, which could result in the loss of the noteholders’ investment in the Notes.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.
Par Pharmaceutical Companies, Inc. is a holding company, and as such has no independent operations or material assets other than its ownership of equity interests in its subsidiaries, and its subsidiaries’ contractual arrangements with customers, and it will depend on its subsidiaries to distribute funds to it so that it may pay its obligations and expenses, including satisfying its obligations under the Notes. Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness, including the Notes, and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances to Par Pharmaceutical Companies, Inc., which in turn will depend on our subsidiaries' future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure our creditors that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure our creditors that we will be able to refinance any of our indebtedness, including the Notes and our Senior Credit Facilities, on commercially reasonable terms or at all.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing our Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. If we incur any additional indebtedness that ranks equally with the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with the holders of the Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This may have the effect of reducing the amount of proceeds paid to holders of the Notes. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2013, our Senior Credit Facilities had

unused commitments of $150 million, which amount could increase by $250 million (or a greater amount if we meet specified financial ratios), the availability of which is subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. The Senior Credit Facility includes a LIBOR floor of 1.00%, which at December 31, 2013 is in excess of the specified LIBOR rate. If the three month LIBOR spot rate were to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned. If the specified LIBOR rate were to increase above 1.00%, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. An increase of 0.125% over the 1.00% floor previously mentioned would result in a $1.1 million increase in our annual interest expense associated with the Senior Credit Facilities.
During 2013, we entered into derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement beginning as of September 30, 2013. Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we entered into interest rate caps. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2013, we had five outstanding interest rate caps with various termination dates and notional amounts. The derivatives had a combined notional value of $600 million, all with an effective date as of September 30, 2013 and with termination dates each September 30th beginning in 2014 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1%, which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.9% (including applicable margin of 3.25% per the Credit Agreement) at December 31, 2013.
In the future, we may enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
Any default under the agreements governing our indebtedness, including a default under our Senior Credit Facilities that is not waived by the lenders required to waive a default thereunder, and the remedies sought by such creditors, could prevent us from paying principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including covenants in the agreements governing our Senior Credit Facilities, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness may be able to cause all of our available cash flow to be used to pay such indebtedness and, in any event, could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest; the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. Upon any such bankruptcy filing, we would be stayed from making any ongoing payments on the Notes, and the holders of the Notes would not be entitled to receive post-petition interest or applicable fees, costs or charges, or any “adequate protection” under Title 11 of the United States Code (“Bankruptcy Code”). Furthermore, if a bankruptcy case were to be commenced under the Bankruptcy Code, we could be subject to claims, with respect to any payments made within 90 days prior to commencement of such a case, that we were insolvent at the time any such payments were made and that all or a portion of such payments, which could include repayments of amounts due under the Notes, might be deemed to constitute a preference under the Bankruptcy Code, and that such payments should be voided by the bankruptcy court and recovered from the recipients for the benefit of the entire bankruptcy estate. Also, in the event that we were to become a debtor in a bankruptcy case seeking reorganization or other relief under the Bankruptcy Code, a delay and/or substantial reduction in payments under the Notes may otherwise occur. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under the agreements governing our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders and holders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The Notes and the related guarantees are unsecured and effectively subordinated to our and our subsidiary guarantors’ indebtedness under the Senior Credit Facilities and any other existing and future secured indebtedness of ours to the extent of the value of the property securing that indebtedness.
The Notes are not secured by any of our or our subsidiary guarantors’ assets. As a result, the Notes and the related guarantees are general unsecured obligations ranking effectively junior in right of payment to all of our and our subsidiary guarantors’ existing and future senior secured indebtedness, including indebtedness under the Senior Credit Facilities with respect to the assets that secure that indebtedness. In addition, we may incur additional secured debt in the future. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company or the subsidiary guarantors, the proceeds from the sale of assets securing our secured indebtedness will be available to pay obligations on the Notes only after all indebtedness under the Senior Credit Facilities and that other secured debt has been paid in full. As a result, the holders of the Notes may receive less, ratably, than the holders of secured debt in the event of our or our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.
As of December 31, 2013, we had a total unused availability under our Senior Credit Facilities of $150 million. The Senior Credit Facilities also allow an aggregate of $250 million (or a greater amount if we meet certain specified financial ratios) in uncommitted incremental facilities, the availability of which will be subject to our meeting certain conditions.

The Notes are structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become guarantors of the Notes.
Our material existing direct and indirect wholly owned domestic subsidiaries, and, subject to certain exceptions, each of our future domestic subsidiaries that guarantees our indebtedness or indebtedness of any of the guarantors guarantee the Notes. Our subsidiaries that do not guarantee the Notes, including all of our non-domestic subsidiaries, have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of that subsidiary’s creditors (including trade creditors) would be entitled to payment in full out of that subsidiary’s assets before any distribution is made to us or the holders of the Notes. In any of these events, we may not have sufficient assets to pay amounts due on the Notes with respect to the assets of these subsidiaries.
In addition, the indenture governing the Notes, subject to some limitations, permits the non-guarantor subsidiaries to incur additional indebtedness and does not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these non-guarantor subsidiaries.
From the time that our non-guarantor subsidiary was acquired in February 2012 through December 31, 2013, our non-guarantor subsidiary represented less than 3% of each of our total assets, stockholders’ equity, revenues, income from continuing operations before income taxes and cash flows from operating activities.
In addition, our subsidiaries that provide, or will provide, guarantees of the Notes will be automatically released from those guarantees upon the occurrence of certain events, including the following:

•	the designation of that subsidiary guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Notes by such subsidiary guarantor; or

•	the sale or other disposition, including the sale of substantially all the assets, of that guarantor.
If any guarantee is released, no holder of the Notes will have a claim as a creditor against that subsidiary, and the indebtedness and other liabilities, including trade payables and preferred stock, if any, whether secured or unsecured, of that subsidiary will be effectively senior to the claim of any holders of the Notes.

Upon a change of control, we may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing the Notes, which would violate the terms of the Notes.
Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all Notes at 101% of their principal amount, plus accrued and unpaid interest to the purchase date. Additionally, under the Senior Credit Facilities, a change of control (as defined therein) constitutes an event of default that permits the lenders to accelerate the maturity of borrowings under the credit agreement and terminate their commitments to lend. The source of funds for any purchase of the Notes and repayment of borrowings under our Senior Credit Facilities would be our available cash or cash generated from our subsidiaries’ operations or other sources, including borrowings, sales of assets or sales of equity. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient financial resources to purchase all of the Notes that are tendered upon a change of control and repay our other indebtedness that will become due. We may require additional financing from third parties to fund any such purchases, and we may be unable to obtain financing on satisfactory terms or at all. Further, our ability to repurchase the Notes may be limited by law. In order to avoid the obligations to repurchase the Notes and events of default and potential breaches of the credit agreement governing our Senior Credit Facilities, we may have to avoid certain change of control transactions that would otherwise be beneficial to us.

In addition, some important corporate events, such as leveraged recapitalizations, may not, under the indenture that governs the Notes, constitute a “change of control” that would require us to repurchase the Notes, even though those corporate events could increase the level of our indebtedness or otherwise adversely affect our capital structure, credit ratings or the value of the Notes. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a “change of control” as defined in the indenture governing the Notes that would trigger our obligation to repurchase the Notes. Therefore, if an event occurs that does not constitute a “change of control” as defined in the indenture governing the Notes, we will not be required to make an offer to repurchase the Notes, and the holders of the Notes may be required to continue to hold the Notes despite the event.
Holders of the Notes may not be able to determine when a change of control giving rise to their right to have the Notes repurchased has occurred following a sale of “substantially all” of our assets.
The definition of change of control in the indenture that governs the Notes includes a phrase relating to the sale of “all or substantially all” of our assets. There is no precise established definition of the phrase “substantially all” under applicable law. Accordingly, the ability of a holder of Notes to require us to repurchase their Notes as a result of a sale of less than all our assets to another person may be uncertain.
Because each guarantor’s liability under its guarantee may be reduced to zero, voided or released under certain circumstances, holders of the Notes may not receive any payments from some or all of the guarantors.
The Notes have the benefit of the guarantees of the subsidiary guarantors. However, the guarantees by the subsidiary guarantors are limited to the maximum amount that the subsidiary guarantors are permitted to guarantee under applicable law. As a result, a subsidiary guarantor’s liability under its guarantee could be reduced to zero, depending upon the amount of other obligations of such subsidiary guarantor. Further, under certain circumstances, a court under federal and state fraudulent conveyance and transfer statutes could void the obligations under a guarantee or further subordinate it to all other obligations of the guarantor. In addition, holders of the Notes will lose the benefit of a particular guarantee if it is released under certain circumstances.
Federal and state fraudulent transfer laws may permit a court to void the Notes and/or the guarantees, and if that occurs, holders of the Notes may not receive any payments on the Notes.
Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Notes and the incurrence of the guarantees of the Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Notes or the guarantees thereof could be voided as a fraudulent transfer or conveyance if we or any of the guarantors, as applicable, (a) issued the Notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors, or (b) received less than reasonably equivalent value or fair consideration in return for either issuing the Notes or incurring the guarantees and, in the case of (b) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of the Notes or the incurrence of the guarantees;

•	the issuance of the Notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or the guarantor’s ability to pay as they mature; or

•
we or any of the guarantors were a defendant in an action for money damages, or had a judgment for money damages docketed against us or the guarantor if, in either case, the judgment is unsatisfied after final judgment.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a subsidiary guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent the guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the Notes.
We cannot be certain as to the standards a court would use to determine whether or not we or the subsidiary guarantors were insolvent at the relevant time or, regardless of the standard that a court uses, whether the Notes or the guarantees would be subordinated to our or any of our subsidiary guarantors’ other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.
If a court were to find that the issuance of the Notes or the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or that guarantee, could subordinate the Notes or that guarantee to presently existing and future indebtedness of ours or of the related subsidiary guarantor or could require the holders of the Notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Notes may not receive any repayment on the Notes. Further, the avoidance of the Notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of that debt.
Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of Notes, and (3) equitable subordination is not inconsistent with the provisions of the Bankruptcy Code.
The ability of noteholders to transfer the Notes may be limited by the absence of an active trading market and an active trading market may not develop for the Notes.
The Notes were new issues of securities for which there was no established trading market. We expect the Notes to be eligible for trading by “qualified institutional buyers,” as defined under Rule 144A of the Securities Act, but we do not intend to list the Notes on any national securities exchange or include the Notes in any automated quotation system. In addition, market making activities may be limited. Therefore, an active market for the Notes may not develop or be maintained, which would adversely affect the market price and liquidity of the Notes. In that case, the holders of the Notes may not be able to sell their Notes at a particular time or at a favorable price. Even if an active trading market for the Notes does develop, there is no guarantee that it will continue. Historically, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions, and any such disruptions may adversely affect the liquidity in that market or the prices at which the noteholders may sell the Notes. In addition, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar Notes, our performance and other factors.
A lowering or withdrawal of the ratings assigned to the Notes or our other debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
The Notes have been rated by Moody’s and Standard & Poor’s and may in the future be rated by additional rating agencies. On January 31, 2014, Standard & Poor’s lowered our Corporate Credit Rating and our issue-level rating on our Notes, and Moody’s changed our rating outlook from stable to negative.  These actions were taken after each rating agency reassessed our risk profile in conjunction with our acquisition of JHP and the related additional borrowings.  Any rating assigned to the Notes or our other debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. Credit ratings are not recommendations to purchase, hold or sell the Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Notes. Any downgrade by either Standard & Poor’s or Moody’s may result in higher borrowing costs. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Notes is subsequently lowered or withdrawn for any reason, noteholders may not be able to resell the Notes without a substantial discount.

Many of the covenants in the indenture that governs the Notes will not apply during any period in which the Notes are rated investment grade by both Moody’s and Standard & Poor’s.
Many of the covenants in the indenture that governs the Notes will not apply to us during any period in which the Notes are rated investment grade by both Moody’s and Standard & Poor’s, provided at such time no default or event of default has occurred and is continuing. These covenants will restrict among other things, our ability to pay distributions, incur debt and to enter into certain other transactions. There can be no assurance that the Notes will ever be rated investment grade, or that if they are rated investment grade, that the Notes will maintain these ratings. However, suspension of these covenants would allow us to incur debt, pay dividends and make other distributions and engage in certain other transactions that would not be permitted while these covenants were in force. To the extent the covenants are subsequently reinstated, any such actions taken while the covenants were suspended would not result in an event of default under the indenture that will govern the Notes.

If a bankruptcy petition were filed by or against us, holders of Notes may receive a lesser amount for their claim than they would have been entitled to receive under the indenture governing the Notes.
If a bankruptcy petition were filed by or against us under the Bankruptcy Code, the claim by any holder of the Notes for the principal amount of the Notes may be limited to an amount equal to the sum of:
• the original issue price for the Notes; and
• that unpaid portion of any OID that does not constitute “unmatured interest” for purposes of the Bankruptcy Code.
Any OID that was not amortized as of the date of the bankruptcy filing would constitute unmatured interest. Accordingly, holders of the Notes under these circumstances may receive a lesser amount than they would be entitled to receive under the terms of the indenture governing the Notes, even if sufficient funds are available.

Risks Related to Our Business

Our recent acquisitions involve numerous risks, including the risks that we may be unable to integrate the acquired businesses successfully and that we may assume liabilities that could adversely affect us.
On November 1, 2013, our wholly owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase Nuray Chemicals Private Limited, a privately held Chennai, India based API developer and manufacturer (“Nuray”). The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions.

On February 20, 2014, we completed the acquisition of JHP Group Holdings, Inc., the parent company of JHP Pharmaceuticals, LLC (“JHP”), a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products. JHP, which focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. JHP’s sterile manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products.
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
• our inability to achieve expected revenues and gross margins for any products we may acquire;
• possible contingent liability that includes, among others, known or unknown environmental, patent or product liability claims;
• the diversion of management’s attention from other business concerns; and
• risks and challenges of entering or operating in markets in which we have limited or no prior experience, including the unanticipated effects of export controls, exchange rate fluctuations, foreign legal and regulatory requirements, and foreign political and economic conditions.
In addition, foreign acquisitions involve numerous risks, including those related to the absence of policies and procedures sufficient to assure compliance by a foreign entity with U.S. regulatory and legal requirements. There can be no assurance that we will not be subject to liability arising from conduct which occurred prior to our acquisition of any entity.
We incur significant transaction costs associated with our acquisitions, including substantial fees for investment bankers, attorneys, and accountants. Any acquisition could result in our assumption of unknown and/or unexpected, and perhaps material, liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches may not be subject to indemnification by the suing parties and/or could exceed negotiated indemnity limitations. These factors could impair our growth and ability to compete; divert resources from other potentially more profitable areas; or otherwise cause a material adverse effect on our business, financial position and results of operations.
The financial statements of the companies we have acquired or may acquire in the future are prepared by management of such companies and are not independently verified by our management. In addition, any pro forma financial statements prepared by us to give effect to such acquisitions may not accurately reflect the results of operations of such companies that would have been achieved had the acquisition of such entities been completed at the beginning of the applicable financial reporting periods. Finally, we cannot guarantee that we will continue to acquire businesses at valuations consistent with our prior acquisitions or that we will complete acquisitions at all.

We own and operate facilities located in India and are subject to regulatory, economic, social and political uncertainties in India, which could cause a material adverse effect on our business, financial position and results of operations.
We are subject to certain risks associated with having a portion of our assets and operations located in India. Our operations in India may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies; any reversal of India’s recent economic liberalization and deregulation policies; increased government regulation; as well as social stability and political, economic or diplomatic developments affecting India in the future. India has, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, India is known to have experienced governmental corruption to some degree and, in some circumstances, anti-bribery laws may conflict with some local customs and practices. Our operations in India may subject us to heightened scrutiny under the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery laws and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.
We have increased exposure to tax liabilities, including foreign tax liabilities.
As a corporation with a subsidiary in India, we are subject to income taxes as well as non-income based taxes, in both the United States and India. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross border arrangements among any foreign subsidiary in relation to various aspects of our business, including research and development activities and manufacturing. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. This could have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our obligations under the Notes.
We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that are not commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including those set forth above.
We regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product acquisitions and other business development opportunities. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to reach an agreement with the selling party or parties, that the terms we may agree to will be commercially advantageous to us, or that we will be able to successfully consummate such investments or acquisition even after definitive documents have been signed. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing (such as borrowings available to us under the Senior Credit Facilities, including any incremental facilities thereunder), which may increase our leverage, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders. If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any future acquisitions may involve numerous risks, including but not limited to the types of risks set forth above with respect to our recent acquisitions.
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
• the availability, on commercially reasonable terms, of raw materials, including APIs and other key ingredients;
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
The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act provide for a period of 180 days of generic marketing exclusivity for any applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding brand drug (commonly referred to as a “Paragraph IV certification”). The holder of an approved ANDA containing a Paragraph IV certification that is successful in challenging the applicable brand drug patent(s) is often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period. At various times in the past, a large portion of our revenues have been derived from the sales of generic drugs during such 180-day marketing exclusivity period and from the sale of other generic products for which there otherwise was limited competition. ANDAs that contain Paragraph IV certifications generally become the subject of patent litigation that can be both lengthy and costly. There is no certainty that we will prevail in any such litigation, that we will be the first-to-file and granted the 180-day marketing exclusivity period, or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other ANDA applicants who submit Paragraph IV certifications. In addition, brand companies often authorize a generic version of the corresponding brand drug to be sold during any period of marketing exclusivity that is awarded (described further below), which reduces gross margins during the marketing exclusivity period. Brand companies may also reduce their price of their brand product to compete directly with generics entering the market, which would similarly have the effect of reducing gross margins. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant will not be granted the 180-day marketing exclusivity. The majority of our revenues are generated by our generic products division. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first-to-market (or among the first-to-market) or that otherwise can gain significant market share. The timeliness of our products is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly. Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA timely and effectively or to enter into contractual relationships with other parties that have obtained marketing exclusivity. No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.
We face intense competition in the pharmaceutical industry from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results.
The pharmaceutical industry is highly competitive. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our competitors may be able to develop products and/or processes competitive with, or superior to, our own. Furthermore, we may not be able to differentiate our products from those of our competitors; to successfully develop or introduce new products—on a timely basis or at all—that are less costly than those of our competitors; or to offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technological advances and consolidations continue. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.
We believe that our principal generic competitors are Teva Pharmaceutical Industries, Sandoz Pharmaceuticals, Mylan Laboratories, and Actavis Group. These companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market.  Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially foreign jurisdictions such as India and China. Also price competition generally arises as a result of consolidation among wholesalers and retailers and the formation of large buying groups, including the recent trend of large wholesalers and retail customers forming partnerships, such the alliance involving Walgreens and AmerisourceBergen Corporation, and the alliance between Rite Aid and McKesson Drug Co. Any of these factors, in turn, could result in reductions in our sales prices and gross margin. This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of a broad line of generic drugs. There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.
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
Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the brand product and the pricing strategy of the new competitors. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.
Due to our dependence on a limited number of products, our business will be materially adversely affected if these products do not perform as well as expected.
We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2013, our key products, metoprolol succinate ER (“metoprolol”), budesonide, lamotrigine, propafenone, bupropion ER, Nascobal® and Megace® ES, accounted for approximately 44% of our total net revenues for both periods and a significant portion of our gross margin. Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce other key products, could have a material adverse effect on our revenues and gross margin.
A significant number of our products are produced at one location that could experience business interruptions, which could have a material adverse effect on our business, financial position and results of operations.
We produce the majority of the products that we manufacture at a manufacturing facility in New York, and we expect to produce a growing number of products at our newly-acquired subsidiaries’ manufacturing facilities in California and India. Our recently acquired facility in Michigan produces all of our injectable products. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
We depend to a large extent on third-party suppliers and distributors for the raw materials, particularly the chemical compounds comprising the active pharmaceutical ingredients that we use to manufacture our products as well as certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.
The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies or directly from foreign manufacturers. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operation. To date, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition. Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for our products.
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
• reducing the marketing of the brand product to healthcare providers, thereby reducing the brand drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and
• converting brand prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic prescription market for the drugs.
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
In March 2000, the FDA issued a new policy and guidance document regarding the timing of approval of ANDAs following court decisions on patent infringement and validity and the start of the 180-day marketing exclusivity period described above. As a result of this FDA policy and guidance document and other relevant litigation, we may not be able to utilize all or any portion of any 180-day marketing exclusivity period on ANDA products on which we were first-to-file with a Paragraph IV certification, depending on the timing and results of court decisions in patent litigation (either our litigation or another ANDA applicant’s litigation), which could adversely affect our results of operations and future profitability.
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
Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
We have approximately 60 customers, some of which are part of larger buying groups. For the year ended December 31, 2013, our four largest customers in terms of net sales dollars accounted for approximately 70% of our total revenues. The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material adverse effect upon our future operating results and financial condition.
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
Our applications for the regulatory approval of our products, including both internally-developed and in-licensed products, incorporate the results of testing and other information that is conducted or gathered by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, contract research organizations or independent research facilities). Our ability to obtain and maintain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided by third parties. We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain or maintain regulatory approvals, and to launch or continue selling products, could be restricted or delayed.
We depend on distribution and marketing agreements, and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.
We have broadened our product line by entering into distribution and marketing agreements, as well as contract manufacturing agreements, through which we distribute generic pharmaceutical products manufactured by others. We have entered into distribution agreements with several companies to develop, distribute and promote such generic pharmaceutical products. For the year ended December 31, 2013, a significant percentage of our total net product sales were generated from products manufactured under contract or under license. We cannot provide assurance that the manufacturing efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products. Any alteration to or termination of our current material distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and otherwise), prospects or results of operations.
We expend a significant amount of resources on research and development, including milestones on in-licensed products, which may not lead to successful product introductions.
Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We expend resources on research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. We have entered into, and may in the future enter into, agreements that require us to make significant milestone payments upon achievement of various research and development events and regulatory approvals. As we continue to develop and in-license new products, we will likely incur increased research and licensing expenses. Because of the inherent risk associated with research and development efforts in the industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA-approved new pharmaceutical products. Also, after we or our development partners submit an ANDA or NDA, the FDA may request that we conduct additional studies. As a result, we may be unable to reasonably determine the total research and development costs required to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not ultimately able to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected.
Our brand pharmaceutical expenditures may not result in commercially successful products.
Commercializing brand pharmaceutical products is more costly than generic products. We have made significant investments in the development of the brand segment of our business, Strativa Pharmaceuticals. This has led to increased infrastructure costs. We cannot be certain that these business expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. Just as our generic products take market share from the corresponding branded products, we will confront the same competitive pressures from other generic pharmaceutical companies that may seek to introduce generic versions of our branded products. Specifically, generic products are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law. Competition from generic equivalents, accordingly, could have an adverse effect on our Strativa segment. While we have endeavored (with our relevant partners, as applicable) to protect our branded assets by securing regulatory exclusivities and intellectual property protections, such exclusivities and protections are subject to expiry and to legal challenges, including our litigation against two generic manufacturers for their Paragraph IV filings with respect to Megace®ES. On February 21, 2014, a U.S. District Court issued an opinion invalidating on obviousness grounds the single patent we asserted in the litigation against the first generic filer with respect to Megace® ES. The generic filer has disclosed its intent to launch its ANDA product should it receive final FDA approval. Any such launch of a generic version would have a material adverse impact on our brand sales of Megace® ES.
We continue to consider product or business acquisitions or licensing arrangements to expand our brand product line. Any growth of the Strativa segment will be based largely on the successful commercialization of our existing products and the acquisition or in-licensing of new product opportunities. Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment. In the past, we have invested significant sums in license arrangements for products under development, which have been terminated unsuccessfully. We also may not be able to execute future license agreements on reasonable or favorable terms in order to continue to grow or sustain our brand business segment. In addition, we cannot be certain that our brand product expenditures will result in commercially successful launches of these products or will improve the long-term profitability of Strativa. Strativa relaunched Nascobal® in 2009. In 2010, Strativa launched two brand products that did not meet our commercial expectations, and in 2011 we returned all rights to these two products to our respective third-party development partners, resulting in a write-down of assets specifically related to these products. Any future commercialization efforts that do not meet expectations could similarly result in a write-down of assets related to the relevant products.
Our reporting and payment obligations under the Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions. Any determination that we have failed to comply with those obligations could subject us to penalties and sanctions, which could have a material adverse effect.
The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex and, as discussed elsewhere in this Annual Report on Form 10-K, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the DOJ with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. Any governmental agencies that have commenced (or that may commence) an investigation of our company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments, and even in the absence of any such ambiguity, a governmental authority may take a position contrary to a position that we have taken and may impose civil and/or criminal sanctions on us. Any such penalties, sanctions, or exclusion from federal health care programs could have a material adverse effect on our business, financial position and results of operations. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.
Our competitors, including branded pharmaceutical companies, or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at risk” product launches, could have a material adverse effect on our business, financial position and results of operations.
Companies that produce brand pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or similar applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic products. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products, we would, unless we could obtain a license from the patent holder, need to delay selling our corresponding generic product and, if we are already selling our product, cease selling in that jurisdiction and potentially remit or destroy existing product stock.
There may also be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or would not be infringed by our marketing and sale of such products. This is referred to in the pharmaceutical industry as an “at risk” launch. The risk involved in an at risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product. We could face substantial damages from such adverse court decisions. We could also be at risk for the value of such inventory that we are unable to market or sell. See Item 3, “Legal Proceedings” elsewhere in this Annual Report on Form 10-K for a discussion of a lawsuit filed against us by Santarus, Inc. relating to our launch of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product.
Our operating results are affected by many factors and may fluctuate significantly on a quarterly basis.
Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:
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
The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner. If our revenues decline or do not grow as anticipated, we may not be able to reduce our operating expenses to offset such declines. Failure to achieve anticipated levels of revenues could, therefore, significantly harm our operating results for a particular fiscal period.
In certain circumstances, we issue price adjustments and other sales allowances to our customers. Although we may establish reserves based on our estimates of these amounts, if estimates are incorrect and the reserves are inadequate, it may result in adjustments to these reserves that may have a material adverse effect on our financial position and results of operations.
As described above, the first company to file an ANDA containing a Paragraph IV certification that successfully challenges the patent(s) on a brand product may be granted 180 days of generic market exclusivity by the FDA for that generic product. At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%). When we experience price declines following a period of generic marketing exclusivity, or at any time when a competitor enters the market or offers a lower price with respect to a product we are selling, we may at our discretion decide to lower the price of our product to retain market share and provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers. Because the entry of a competitive generic product is unpredictable, we do not establish reserves for such potential adjustments, and therefore the full effect of such adjustments are not reflected in our operating results until they actually occur. There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.
We establish reserves for chargebacks, rebates and incentives, other sales allowances, and product returns at the time of sale, based on estimates. Although we believe our reserves are adequate as of the date of this Annual Report on Form 10-K, we cannot provide assurances that our reserves will ultimately prove to be adequate. Increases in sales allowances may exceed our estimates due to a variety of reasons, including unanticipated competition or an unexpected change in one or more of our contractual relationships. We will continue to evaluate the effects of competition and will record a price adjustment reserve if and when we deem it necessary. Any failure to establish adequate reserves with respect to sales allowances may result in a material adverse effect on our financial position and results of operations.
We are, and may continue to be in the future, a party to legal proceedings that could result in unexpected adverse outcomes.
We are a party to other legal proceedings, including matters involving personnel and employment issues, patent related issues and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in “Business—Government Regulation.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.
We are subject to additional costs and burdens to comply with the terms of the March 5, 2013 resolution of the DOJ’s investigation into sales and marketing activities for Megace® ES, and we could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal health care programs, if we fail to comply with its terms.
On March 5, 2013, we settled U.S. federal and 49 state investigations into Strativa’s sales and marketing activities for Megace® ES by pleading guilty to a misdemeanor misbranding violation of the Federal Food, Drug, & Cosmetic Act and agreeing to pay approximately $45 million in criminal fines and forfeitures and to resolve civil claims. In addition, we entered into a five-year CIA with the OIG. The effective date of the CIA was March 12, 2013. The CIA requires enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements. Compliance with the terms of the CIA has imposed and will continue to impose additional costs and burdens on us, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. If we fail to comply with the CIA, the OIG may impose monetary penalties or exclude us from federal health care programs, including Medicare and Medicaid. We may be subject to third party claims and shareholder lawsuits in connection with the settlement.
We are controlled by the Sponsor, whose interests as an equity holder may conflict with our creditors’ interests.
We are controlled by the Sponsor. The Sponsor controls the election of our directors and thereby has the power to control our affairs and policies, including the appointment of management, the issuance of additional equity and the declaration and payment of dividends if allowed under the terms of the credit agreement governing our Senior Credit Facilities, the terms of the indentures governing the Notes and the terms of our other indebtedness outstanding at the time. The Sponsor has no liability for any obligations under or relating to the Notes, and its interests may be in conflict with the interests of our creditors. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the Sponsor may pursue strategies that favor equity investors over debt investors. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions may involve risk to holders of the Notes. Additionally, the Sponsor may make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. For information concerning our arrangements with the Sponsor, see Item 13, “Certain Relationships and Related Party Transactions” elsewhere in this Annual Report on Form 10-K.

Risks Common to Our Industry
Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.
In order to assist us in commercializing products, we have obtained from governmental authorities and private health insurers and other organizations, such as health maintenance organizations (HMOs) and managed care organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as “healthcare reform.” A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. As examples, the legislation include measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services (CMS) within the Department of Health and Human Services (HHS).
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
A number of the provisions of the healthcare reform laws required rulemaking action by governmental agencies to be implemented. The laws changed access to health care products and services and created new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. We cannot predict the timing or impact of any future rulemaking.
Due to extensive regulation and enforcement in the pharmaceutical industry, we face significant uncertainties and potentially significant costs associated with our efforts to comply with applicable regulations. Failure to comply could result in material adverse effects to our business, financial position and results of operations.
The pharmaceutical industry operates in a highly regulated environment subject to the actions of courts and governmental agencies that influence the ability of a company to successfully operate its business and is subject to regulation by various governmental authorities at the federal, state and local levels with respect to the development, manufacture, labeling, sale, distribution, marketing, advertising and promotion of pharmaceutical products.  Many of these factors are beyond our control and are, therefore, difficult to predict.  These risks, along with others, have the potential to materially and adversely affect our business, financial position, results of operations and prospects. Failure to comply with governmental regulations can result in fines, disgorgement of profits, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution. Although we have developed compliance programs to address the regulatory environment, there is no guarantee that these programs will meet regulatory agency standards now or in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we are deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected.
Litigation is common in our industry, can be protracted and expensive, and could delay and/or prevent entry of our products into the market, which could have a material adverse effect on our business.
Litigation concerning patents and branded rights can be protracted and expensive. Pharmaceutical companies with patented brand products frequently sue companies that file applications to produce generic equivalents of their patented brand products for alleged patent infringement or other violations of intellectual property rights, which may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be not infringed, invalid, or unenforceable. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed by the FDA as covering the relevant brand product, (2) that any patent listed as covering the brand product has expired, (3) that the patent listed as covering the brand product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted. Under any circumstance in which an act of infringement is alleged to occur, there is a risk that a brand pharmaceutical company may sue us for alleged patent infringement or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or may file declaratory judgment actions of non-infringement, invalidity, or unenforceability against us relating to our own patents. Because substantially all of our current business involves the marketing and development of products that are either subject to the protection of our own patents or the potential assertion of claims by third parties, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations. Our development partners are also parties to several lawsuits, the outcome of which may have a material adverse impact on our business. For more information on our material pending litigation, please see Item 3. “Legal Proceedings” elsewhere in this Annual Report on Form 10-K.
We are susceptible to product liability claims that may not be covered by insurance, which, if successful, could require us to pay substantial sums.
Like all pharmaceutical companies, we face the risk of loss resulting from, and the adverse publicity associated with, product liability lawsuits, whether or not such claims are valid. We likely cannot avoid such claims. Unanticipated side effects or unfavorable publicity concerning any of our products or product candidates would likely have an adverse effect on our ability to achieve acceptance by prescribing physicians, managed care providers, pharmacies and other retailers, customers, patients and clinical trial participants. Even unsuccessful product liability claims could require us to spend money on litigation, divert management’s time, damage our reputation and impair the marketability of our products. In addition, although we believe that we have adequate product liability insurance coverage, we cannot be certain that our insurance will, in fact, be sufficient to cover such claims or that we will be able to obtain or maintain adequate insurance coverage in the future at acceptable prices. A successful product liability claim that is excluded from coverage or exceeds our policy limits could require us to pay substantial sums. In addition, insurance coverage for product liability may become prohibitively expensive in the future or, with respect to certain high-risk products, may not be available at all, and as a result we may not be able to maintain adequate product liability insurance coverage to mitigate the risk of large claims, or we may be required to maintain a larger self-insured retention than we would otherwise choose.

We are subject to extensive governmental regulation, and any non-compliance may result in fines and/or other sanctions, including product seizures, product recalls, injunctive actions and criminal prosecutions.
As a pharmaceutical manufacturer and distributor, we are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, as well as by state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal, state and local statutes and regulations govern the testing, manufacture, safety, labeling, storage, disposal, tracking, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products. The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business. Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time any ANDAs submitted by a company that has committed certain violations and provides for temporary denial of approval of such ANDAs during its investigation. Additionally, noncompliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. From time to time, we have voluntarily recalled our products and may do so in the future. In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve new drug applications of, a non-complying entity. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.
Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental laws and regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge or accident occurred or if we were to discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, then we could be liable for cleanup, damages or fines, which could have a material adverse effect on our business, financial position, results of operations, and cash flow. In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with changes in applicable environmental laws and regulations. We could also become a party to environmental remediation investigations and activities. These obligations may relate to sites that we currently or in the future may own or lease, sites that we formerly owned or operated, or sites where waste from our operations was disposed. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations. We operate in New Jersey, New York, California and Michigan, which are often recognized for having very aggressive public health and environmental protection laws. We also operate in India, where environmental, health and safety regulations are developing and expanding, and we cannot determine how these laws will be implemented and the impact of such regulation on our Indian operations. Stricter environmental, safety and health laws and enforcement policies could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect us.
As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (the “FTC”) and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The potential for FTC investigations and litigation and private-party lawsuits associated with arrangements between brand and generic drug manufacturers could adversely affect our business. In recent years, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged payment from the brand company to the generic company and to call on legislators to pass stronger laws prohibiting such settlements. In 2013, the U.S. Supreme Court held that certain of such settlements could violate anti-trust laws and must be evaluated under a “rule of reason” standard of review. We are, and we have been in the past, the subject of investigation and litigation by the FTC in which violations of antitrust laws have been alleged stemming from our settlement of a patent litigation with a brand pharmaceutical company. This litigation has also resulted in follow-on litigation against us by private plaintiffs alleging similar claims. We could be subject to similar investigations and litigation in the future, which would likely result in substantial costs and divert our management’s attention and resources and could have a material adverse effect on our business activities and condition (financial or otherwise). For more information on our material pending litigation, please see Item 3, “Legal Proceedings,” elsewhere in this Annual Report on Form 10-K.
We are subject to the effects of changes in statutes, regulations and/or interpretative guidance that may adversely affect our business and/or that could require us to devote increased time and resources to our compliance efforts, which may not be successful. For example, the FDA has proposed revisions to regulations governing generic drugs with respect to both when and how a labeling change would be required, which could have negative consequences for our business. The proposed revisions could create a regulatory framework whereby multiple, different labeling, including different warnings, could simultaneously exist in the marketplace for multiple generic versions of a drug, which could adversely affect our customers’ acceptance of our generic products or could place our products at a competitive disadvantage. Moreover, the proposed revisions could expose us to substantial new tort liability costs, which could cause us to withdraw or decline to pursue certain products. These or any other changes in statutes, regulations and/or interpretative guidance could have a material adverse effect on our business, condition (financial and other), prospects and results of operations.
Investigations and litigations concerning the calculation of average wholesale prices may adversely affect our business.
Many government and third-party payors, including Medicare, Medicaid, HMOs and others, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which the agencies have suggested that reporting of inflated AWPs by manufacturers have led to excessive payments for prescription drugs. For example, beginning in September 2003, we, along with numerous other pharmaceutical companies, had been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, Louisiana and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally sought some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court may have deemed proper.
On November 21, 2013, we reached an agreement in principle to resolve the claims brought by the State of Illinois for $28.5 million, including attorneys’ fees and costs. On January 28, 2014, we settled the claims brought by the State of Kansas for $1.8 million. On February 5, 2014, we settled the claims brought by the State of Utah for $2.1 million. On February 17, 2014, the Dane County Circuit Court for the state of Wisconsin dismissed the claim brought by Peggy Lautenschlager and Bauer & Bach, LLC. During the year ended December 31, 2013, we recorded an additional $25.7 million as “Settlements and loss contingencies, net” on the consolidated statements of operations as we continued to periodically assess and estimate our remaining potential liability. A contingent liability of $32.4 million was recorded under the caption “Accrued legal settlements” on our consolidated balance sheet as of December 31, 2013, in connection with the aforementioned agreements.
We can give no assurance that we will be able to settle future actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of any reserve. Accordingly, future actions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Investigations and litigations related to allegations that our sales and marketing practices caused providers of pharmacy services to substitute or switch prescriptions written for specific drug formulations may adversely affect our business.
At various times between 2006 and 2010, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas to us, and the Attorneys General of Michigan, Tennessee, Texas, and Utah issued civil investigative demands to us. These demands pertained to allegations that certain of our sales and marketing practices caused providers of pharmacy services to substitute or switch prescriptions written for specific drug formulations under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza. The DOJ intervened in this action on July 8, 2011 and filed a separate complaint against us on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. See Item 3, “Legal Proceedings—Industry Related Matters.”
If the plaintiffs in any of these actions are ultimately successful, it could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.
Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our information technology infrastructure, and as a result we are managing independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease
Spring Valley, NY	Manufacturing	120,000	Owned
Spring Valley, NY	Quality, Administrative	34,000	Owned
Spring Valley, NY	Research	55,000	Leased	December 2014
Suffern, NY	Distribution	190,000	Leased	July 2017
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2016
Irvine, CA	Administrative, Quality, Manufacturing	40,500	Leased	March 2016
Irvine, CA	Manufacturing, Warehouse	40,700	Leased	December 2017
Irvine, CA	Research	26,800	Leased	August 2018
Chennai, India	Manufacturing, Research	60,000	Owned
In January 2014, we purchased a building with 100,000 square feet of space in Spring Valley, NY that will house certain functions in the future and we extended the lease for our Suffern, NY distribution center until January 2024.
In February 2014, in conjunction with our acquisition of JHP Pharmaceuticals, we acquired an 80-acre site in Rochester, MI that houses a manufacturing facility with a 171,000 square foot structure, a 44,000 square foot warehouse and a 20,000 square foot research and development building, among other structures, as well as leased office space of approximately 19,000 square feet in Parsippany, NJ, under a lease that expires in July 2021.
We believe that our owned and leased properties are sufficient in size, scope and nature to meet our anticipated needs for the reasonably foreseeable future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 18 — “Commitments, Contingencies and Other Matters.”
Par Pharmaceutical is managed and/or served out of all the properties noted above. Strativa is managed and/or served out of certain of the New York and New Jersey properties noted above.
ITEM 3.  Legal Proceedings
Our legal proceedings are complex and subject to significant uncertainties.  As such, we cannot predict the outcome or the effects of the legal proceedings described below.  While we believe that we have valid claims and/or defenses in the litigations described below, litigation is inherently unpredictable, and the outcome of these proceedings could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies.  For proceedings where losses are both probable and reasonably estimable, we have accrued for such potential loss as set forth below.  Such accruals have been developed based upon estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may ultimately prove to be inaccurate or incomplete, and unknown circumstances may exist or unforeseen events occur that could lead us to change those estimates and assumptions.  Unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  In general, we intend to continue to vigorously prosecute and/or defend these proceedings, as appropriate; however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in the best interests of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.
Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “'981 patent”) and 6,221,392 (the “'392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the '392 and '981 patents. On September 28, 2009, the USPTO's Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner's rejection of all claims in the '981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the '981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the '392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
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
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision.  On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment.  A jury trial is now scheduled in the District Court for November 3, 2014.  On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case.  A contingent liability of $9 million was recorded on our consolidated balance sheet as of December 31, 2012 and December 31, 2013 for this matter.  We can give no assurance that the final resolution of this legal proceeding will not materially differ from our estimates and assumptions inherent in our best estimate of potential loss.  We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments.  We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC®. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial was scheduled for January 26, 2015. On February 25, 2014, the case was stayed pending standard antitrust review of a confidential settlement.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed petitions for panel and en banc rehearing, which were denied on January 16, 2014. On March 5, 2014, judgment in our favor was formally entered in the District Court.
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
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. We intend to vigorously pursue an appeal of this decision and further intend to assert, in cooperation with Elan, other intellectual property against TWi.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against our subsidiary, Anchen Pharmaceuticals, in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745 ,466 because Anchen submitted an ANDA with a Paragraph IV certification seeking FDA approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman ruling was entered on May 1, 2013. On October 15, 2013, a draft stipulation of dismissal was offered to plaintiffs in light of our conversion of our Paragraph IV certification to a Paragraph III certification in our ANDA. As of the date of this Report, plaintiffs continue to oppose the entry of the dismissal stipulation. We will continue to defend this action vigorously.
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
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. A bench trial is scheduled for August 3, 2015. We intend to defend this action vigorously.
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA and are prosecuting the case vigorously. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. A bench trial has been set in this case for April 13, 2015. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. On November 6, 2013, we filed our appeal of the original District Court’s judgment to the Court of Appeals for the Federal Circuit. We intend to continue to defend and prosecute, as appropriate, these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing is scheduled for May 8, 2014, and pre-trial briefs are due October 24, 2014. We intend to defend this action vigorously.

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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions is scheduled to be held May 1, 2014. We intend to defend this action vigorously.
On January 31, 2013, Merz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,638,552 and 7,816,396 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of glycopyrrolate oral solution. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 13, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. A bench trial is scheduled for December 1, 2014. We intend to defend this action vigorously.
On May 14, 2013, Bayer Pharma AG, Bayer IP GMBH, and Bayer Healthcare Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,362,178 and 7,696,206 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of vardenafil hydrochloride orally disintegrating tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for April 6, 2015. We intend to defend this action vigorously.

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

On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A three-day bench trial is scheduled for August 31, 2015. We intend to defend this action vigorously.

On October 22, 2013, Horizon Pharma and Jagotec AG filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos., 6,488,960; 6,677,326; 8,168,218; 8,309,124; and 8,394,407 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2 and 5 mg prednisone delayed release oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 6, 2013, the case was dismissed pursuant to our ANDA withdrawal.

On November 26, 2013, Otsuka Pharmaceutical Co. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges both improper notification as to the Paragraph IV certification accompanying our ANDA for approval of 15 and 30 mg tolvaptan oral tablets as well as infringement of U.S. Patent Nos. 5,753,677 and 8,501,730. The complaint seeks (i) a declaratory judgment of improper notice; (ii) a finding of infringement; and (iii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On March 10, 2014, the District Court granted Otsuka’s motion for judgment on the pleadings, dismissing the case, as our initial notice letter preceded our acceptance for filing from FDA. At the appropriate time, we intend to resubmit the notice letter.

On December 27, 2013, Jazz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,472,431; 6,780,889; 7,262,219; 7,851,506; 8,263,650; 8,324,275; 8,461,203; 7,668,730; 7,765,106; 7,765,107; 7,895,059; 8,457,988; and 8,589,182 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 500mg/ml sodium oxybate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On January 21, 2014, Lyne Laboratories, Fresenius USA Manufacturing and Fresenius Medical Care Holdings filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The complaint alleges infringement of U.S. Patent Nos. 8,591,938 and 8,592,480 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 169mg/5ml calcium acetate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On January 23, 2014, Eli Lilly filed a lawsuit against us in the U.S. District Court for the Southern District of Indiana, and on January 24, 2014, Lilly, Daiichi Sankyo, and Ube Industries, Ltd. filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 8,404,703 and 8,569,325 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 5 mg and EQ 10 mg prasugrel hydrochloride oral tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.

On February 14, 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and Adamas Pharmaceuticals, Inc., filed a lawsuit against us and our Anchen subsidiary in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 8,039,009; 8,168,209; 8,173,708; 8,283,379; 8,329,752; 8,362,085; and 8,598,233 because we submitted ANDAs with Paragraph IV certifications to the FDA for approval of 7, 14, 21, and 28 mg memantine hydrochloride extended release capsules.  The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.

Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. On November 21, 2013, we reached an agreement in principle to resolve the claims brought by the State of Illinois for $28,500 thousand, including attorneys’ fees and costs. On January 28, 2014, we settled the claims brought by the State of Kansas for $1,750 thousand. On February 5, 2014, we settled the claims brought by the State of Utah for $2,100 thousand. On February 17, 2014, the Dane County Circuit Court for the state of Wisconsin dismissed the claim brought by Peggy Lautenschlager and Bauer & Bach, LLC. During the year ended December 31, 2013, we recorded an additional $25,650 thousand as "Settlements and loss contingencies, net" on the consolidated statements of operations as we continue to periodically assess and estimate our remaining potential liability. A contingent liability of $32,367 thousand was recorded under the caption “Accrued legal settlements” on our consolidated balance sheet as of December 31, 2013, in connection with the aforementioned AWP actions. Subject to the successful finalization of the agreement in principle reached with the State of Illinois, all of our existing AWP cases will have been concluded.
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

ITEM 4. Mine Safety Disclosures

Not applicable.
PART II
ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information About Our Common Stock
Following the Acquisition on September 28, 2012, our common stock is privately held. Therefore there is no established trading market. Prior to September 28, 2012, the Company operated as a public company with its common stock traded on the New York Stock Exchange. Refer to Item 1. Business for details of the Acquisition.
Dividend Policy
With the exception of certain limited circumstances, payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financing.” We have never declared cash dividends with respect to our common stock and do not expect to do so in the future. We presently intend to continue to reinvest our earnings in the business.

ITEM 6. Selected Financial Data
The following table sets forth selected consolidated financial data with respect to our operations. The data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, located elsewhere in this Annual Report on Form 10-K. The statement of operations data for each of the periods presented, and the related balance sheet data have been derived from the audited consolidated financial statements.

	As of and for the Year Ended	As of and for the Period		As of and for the Years Ended
	12/31/2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	12/31/2011	12/31/2010	12/31/2009
	(In Thousands, Except Per Share Amounts)
Income Statement Data:	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues:
Net product sales	$1,062,453	$237,338	$780,797	$887,495	$980,631	$1,176,427
Other product related revenues	35,014	8,801	23,071	38,643	28,243	16,732
Total revenues	1,097,467	246,139	803,868	926,138	1,008,874	1,193,159
Cost of goods sold, excluding amortization expense	595,166	157,893	431,174	526,288	620,904	838,167
Amortization expense	184,258	42,801	30,344	13,106	14,439	21,039
Total cost of goods sold	779,424	200,694	461,518	539,394	635,343	859,206
Gross margin	318,043	45,445	342,350	386,744	373,531	333,953
Operating expenses:
Research and development	100,763	19,383	66,606	46,538	50,369	39,235
Selling, general and administrative	155,164	45,525	165,604	173,378	192,504	165,135
Intangible asset impairment	100,093	—	5,700
Settlements and loss contingencies, net	25,650	10,059	45,000	190,560	3,762	307
Restructuring costs	1,816	241	—	26,986	—	1,006
Total operating expenses	383,486	75,208	282,910	437,462	246,635	205,683
Gain on sale of product rights and other		—	—	125	6,025	3,200
Operating (loss) income	(65,443)	(29,763)	59,440	(50,593)	132,921	131,470
Gain on bargain purchase	—	5,500	—	—	—	3,021
Gain on marketable securities and other investments, net	(7,335)	—	—	—	—	(2,598)
Gain (loss) on marketable securities and other investments, net	1,122	—	—	237	3,459	(55)
Interest income	87	50	424	736	1,257	2,658
Interest expense	(95,484)	(25,985)	(9,159)	(2,676)	(2,905)	(8,013)
(Loss) income from continuing operations before provision for income taxes	(167,053)	(50,198)	50,705	(52,296)	134,732	126,483
(Benefit) provision for income taxes	(61,182)	(17,682)	29,447	(5,996)	41,980	48,883
(Loss) income from continuing operations	(105,871)	(32,516)	21,258	(46,300)	92,752	77,600
Discontinued operations:		—	—	—	—	—
Provision (benefit) for income taxes	—	29	83	(20,155)	21	672
Income (loss) from discontinued operations	—	(29)	(83)	20,155	(21)	(672)
Net (loss) income	(105,871)	(32,545)	21,175	(26,145)	92,731	76,928
Balance Sheet Data:
Working capital	$206,606	$97,278		$271,709	$365,537	$263,094
Property, plant and equipment, net	127,276	131,630		97,790	71,980	74,696
Total assets	2,631,495	2,840,613		1,231,453	783,232	723,827
Long-term debt, less current portion	1,516,057	1,531,813		323,750	—	—
Total stockholders’ equity	547,362	645,095		609,581	628,444	498,653

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

MERGER OVERVIEW
Par Pharmaceutical Companies, Inc. (the “Company,” “we,” “us” or “our”) was acquired on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation (“Holdings”). Holdings and its subsidiaries were formed by investment funds affiliated with TPG Capital, L.P. (“TPG” and, together with certain affiliated entities, collectively, the “Sponsor”). The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Merger”). Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings. After that time, we continued our operations as a specialty generic pharmaceutical company, except that we ceased to be a public company, and our common stock ceased to be traded on The New York Stock Exchange. Holdings is a holding company with no operations of its own and has no ability to service interest or principal payments other than through any dividends it may receive from the Company. We have prepared separate analysis of our consolidated operating results, financial condition and liquidity for 2013 (Successor) as compared to the combined 2012 (Predecessor period from January 1, 2012 through September 28, 2012 plus Successor period from September 29, 2012 through December 31, 2012).
To finance the Merger, the Sponsor arranged for an offering of $490 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding indebtedness of the Company (Predecessor) and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,055 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at December 31, 2013. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
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
The introduction of new products at prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our owners. Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-market generic products. When an abbreviated new drug application (ANDA) is filed with the FDA for approval as a generic equivalent of a brand drug, the filer must certify that (i) no patents are listed with the FDA covering the corresponding brand product, (ii) the listed patents have expired, (iii) any patent listed with the FDA as covering the brand product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or (iv) the patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed (commonly known as a Paragraph IV certification). We and our development partners seek to be the first to file an ANDA containing a Paragraph IV certification (a first-to-file ANDA) or ANDAs that will otherwise allow us to introduce the first generic version of a brand product (a first-to-market product), because the first generic manufacturer to receive regulatory approval from the FDA for a generic version of a particular brand product is often able to capture a substantial share of the generic market.
Our branded products division, Strativa Pharmaceuticals, seeks to develop, manufacture and distribute niche, proprietary pharmaceutical products. Our existing branded products are Nascobal® Nasal Spray and Megace® ES.

Recent Developments
Our recent achievements included significant product launches, such as fluvoxamine maleate ER, lamotrigine, and five relaunches of products we acquired in November 2012 from Watson Pharmaceuticals, Inc. (Watson) and Actavis Group (Actavis) in connection with their merger (the "Watson/Actavis Merger"), execution of several business development agreements, and passing all

FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
In July 2011, we received a notice letter from a generic pharmaceutical manufacturer advising that it has filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, one of our two current brand products, and we subsequently received similar notices from two other generic manufacturers. We sued the first generic filer on its challenge to U.S. Patent 7,101,576 held by our licensor, Alkermes Pharma Ireland Limited (Elan), which is the last-to-expire patent listed in the Orange Book for Megace® ES. On February 21, 2014, the U.S. District Court for the District of Maryland issued an opinion invalidating the ’576 patent on obviousness grounds. We are evaluating the Court’s decision and intend, in cooperation with Elan, to appeal that decision. The first generic filer has disclosed its intent to launch its ANDA product should it receive final FDA approval. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of Megace® ES.
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
Additionally, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG). In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the Federal government. The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization. Activities that are traditionally covered by a CIA that are currently dormant at the Company will not trigger additional obligations or cost unless and until we decide to engage in those activities. Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.
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
On January 21, 2014, we announced that we had entered into a definitive agreement to acquire JHP Group Holdings, Inc., the parent company of JHP Pharmaceuticals, LLC (“JHP”), a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products. JHP, which focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. JHP currently markets a portfolio of 14 specialty injectable products, and has developed a pipeline of 34 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration. JHP’s sterile manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products. The purchase price paid by us was equal to $490 million in cash, subject to certain customary working capital adjustments. We funded this transaction and associated expenses with debt financing, which is subject to customary conditions. The transaction closed on February 20, 2014.

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
Our key 2013 generic products (budesonide, propafenone, divalproex, bupropion ER, and lamotrigine) accounted for approximately 38% of total consolidated revenues and a significant percentage of total consolidated gross margins for the year ended December 31, 2013.
We began selling divalproex, a generic version of Depakote®, in 2011 after we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively, "Anchen"). A third party manufactures this product for us and we package the product. Our sales volume and unit price were benefited by the exit of a competitor from this market in late June

2013. Two additional competitors entered the market in the third quarter of 2013. Any disruption in supply due to manufacturing or transportation issues, as well as additional competition, could have a negative effect on our revenues and gross margins.
We began selling propafenone, the generic version of Rythmol® SR, in 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a Paragraph IV certification for this product.  We manufacture and distribute this product, and, as of December 31, 2013, we believe we were the single source generic supplier for this product.  The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
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
On November 17, 2011, we completed our acquisition of Anchen.  The Anchen assets we acquired included five marketed generic products, including bupropion ER (generic version of Wellbutrin XL®).  We have multiple competitors in the market for these products.
In January 2013, we launched lamotrigine, the generic version of Lamitctal® XR, upon FDA approval of our ANDA. We share profits with our development partner. We had one competitor in this market through December 31, 2013.
In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of the fourth quarter of 2013, we or our strategic partners had approximately 73 ANDAs pending with the FDA, which included 27 first-to-file opportunities and four potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division
For Strativa, in the near term we plan to continue to invest in the marketing and sales of our existing products (Nascobal® Nasal Spray and Megace® ES). In addition, in the longer term, we plan to continue to consider new strategic licenses and acquisitions to expand Strativa's presence in supportive care and adjacent commercial areas.
In July 2005, we received FDA approval for our first NDA and began marketing Megace® ES (megestrol acetate) oral suspension. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we have licensed from Bristol-Myers Squibb Company. We promoted Megace® ES as our primary brand product from 2005 through March 2009. With the acquisition of Nascobal® in March 2009, Strativa increased its sales force and turned its focus on marketing both products. Refer to "Recent Developments" above for an update on related patent litigation.
As of January 31, 2013, we reduced our Strativa workforce by approximately 70 people in anticipation of entering into a settlement agreement terminating the U.S. Department of Justice's investigation into Strativa's sales and marketing practices of Megace® ES. In connection with the settlement, the Company entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health & Human Services. We expect the sales decline trend for Megace® ES experienced over the last few years as a result of an increasingly difficult reimbursement climate to continue or accelerate as the effects of the reduction of product detailing after January 31, 2013 are experienced and/or when generic competition enters this market.
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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating income (loss) information for our Par Pharmaceutical Generic Products segment and our Strativa Branded Products segment are detailed below. Additionally, we have prepared discussion and analysis of the combination of the periods (a) September 29, 2012 to December 31, 2012 (Successor), and (b) January 1, 2012 to September 28, 2012 (Predecessor), on a combined basis (labeled “Total”) for purposes of comparison with 2013 and 2011. We believe this approach provides the most meaningful method of comparison to the other periods presented in this Annual Report on Form 10-K.
Revenues (2013 compared to 2012)

Total revenues of our top selling products were as follows ($ amounts in thousands):

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2012	$ Change
Product	(Successor)	(Successor)	(Predecessor)	(Total)
Par Pharmaceutical
Budesonide (Entocort® EC)	$198,834	$36,710	$103,762	$140,472	$58,362
Propafenone (Rythmol SR®)	70,508	19,623	53,825	73,448	(2,940)
Metoprolol succinate ER (Toprol-XL®)	56,670	31,287	154,216	185,503	(128,833)
Lamotrigine (Lamictal XR®)	54,577	—	—	—	54,577
Divalproex (Depakote®)	46,635	2,436	9,099	11,535	35,100
Rizatriptan (Maxalt®)	45,598	—	—	—	45,598
Bupropion ER (Wellbutrin®)	45,403	11,255	34,952	46,207	(804)
Chlorpheniramine/Hydrocodone (Tussionex®)	33,518	17,403	30,706	48,109	(14,591)
Modafinil (Provigil®)	27,688	16,956	88,831	105,787	(78,099)
Diltiazem (Cardizem® CD)	27,212	3,702	—	3,702	23,510
Other	390,346	79,789	249,383	329,172	61,174
Other product related revenues	31,429	8,151	18,586	26,737	4,692
Total Par Pharmaceutical Revenues	$1,028,418	$227,312	$743,360	$970,672	$57,746
Strativa
Megace® ES	39,510	10,910	38,322	49,232	(9,722)
Nascobal® Nasal Spray	26,864	7,138	17,571	24,709	2,155
Other	(910)	130	130	260	(1,170)
Other product related revenues	3,585	649	4,485	5,134	(1,549)
Total Strativa Revenues	$69,049	$18,827	$60,508	$79,335	$(10,286)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total)	$ Change	% Change	2013	2012
Revenues:
Par Pharmaceutical	$1,028,418	$970,672	$57,746	5.9%	93.7%	92.4%
Strativa	69,049	79,335	(10,286)	(13.0)%	6.3%	7.6%
Total revenues	$1,097,467	$1,050,007	$47,460	4.5%	100.0%	100.0%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	TOTAL
Revenues:
Par Pharmaceutical	$227,312	$743,360	$970,672
Strativa	18,827	60,508	79,335
Total revenues	$246,139	$803,868	$1,050,007

Par Pharmaceutical
The increase in generic segment revenues in the year ended December 31, 2013 was primarily due to the products that benefited from competitor supply issues coupled with launches of several products in 2013, including the following:

•	Increase in budesonide revenues, which benefited from a competitor's supply issues.

•	The launch of lamotrigine in January 2013 coupled with a competitor exiting the market in the second quarter of 2013 due to FDA compliance issues.

•	The launch of rizatriptan in January 2013.

•	The increase in divalproex revenues, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues.

•	A full year of revenues from products acquired from the Watson/Actavis Merger in November 2012, primarily diltiazem, fentanyl patch (included in "Other"), and morphine (included in "Other").

•
The net increase in "Other" is mainly driven by the launches of fluvoxamine maleate ER in first quarter of 2013, fenofibric acid in the third quarter of 2013, and the fourth quarter launches of clonidine HCl ER and dexmethylphenidate.

The increases noted above in 2013 were tempered by:

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

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for 2013 and for 2012. The significance of the percentage of our product revenues is primarily driven by the launches of products like rizatriptan, modafinil, budesonide and metoprolol succinate ER. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Strativa

The decrease in the Strativa segment revenues in the year ended December 31, 2013 as compared to the same period of 2012 was primarily due to a net sales decline of Megace® ES primarily as a result of decreased volume and a decrease in royalties earned from milestone payments pertaining to an agreement with Optimer Pharmaceuticals (“Optimer”) related to fidaxomicin. The decreases were partially offset by the continued growth of Nascobal® due to better pricing.

Revenues (2012 compared to 2011)
Total revenues of our top selling products were as follows ($ amounts in thousands):

	For the Period		For the Year Ended
	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2012	December 31, 2011	$ Change
	(Successor)	(Predecessor)	(Total)	(Predecessor)
Product
Par Pharmaceutical
Metoprolol succinate ER (Toprol-XL®)	$31,287	$154,216	$185,503	$250,995	$(65,492)
Budesonide (Entocort® EC)	36,710	103,762	140,472	70,016	70,456
Modafinil (Provigil®)	16,956	88,831	105,787	—	105,787
Propafenone (Rythmol SR®)	19,623	53,825	73,448	69,835	3,613
Chlorpheniramine/Hydrocodone (Tussionex®)	17,403	30,706	48,109	39,481	8,628
Sumatriptan succinate injection (Imitrex®)	1,884	36,004	37,888	64,068	(26,180)
Other	95,298	257,430	352,728	310,220	42,508
Other product related revenues	8,151	18,586	26,737	29,977	(3,240)
Total Par Pharmaceutical Revenues	$227,312	$743,360	$970,672	$834,592	$136,080

Strativa
Megace® ES	$10,910	$38,322	$49,232	$58,172	$(8,940)
Nascobal® Nasal Spray	7,138	17,571	24,709	21,399	3,310
Other branded	130	130	260	3,309	(3,049)
Other product related revenues	649	4,485	5,134	8,666	(3,532)
Total Strativa Revenues	$18,827	$60,508	$79,335	$91,546	$(12,211)

	For the Years Ended December 31,
	2012	2011			Percentage of Total Revenues
($ in thousands)	(Total)	(Predecessor)	$ Change	% Change	2012	2011
Revenues:
Par Pharmaceutical	$970,672	$834,592	$136,080	16.3%	92.4%	90.1%
Strativa	79,335	91,546	(12,211)	(13.3)%	7.6%	9.9%
Total revenues	$1,050,007	$926,138	$123,869	13.4%	100.0%	100.0%

Par Pharmaceutical
The increase in generic segment revenues in 2012 was primarily due to the launches of modafinil in April 2012, budesonide in June 2011, olanzapine and fentanyl citrate in October 2011 (both included in “Other” above), coupled with revenues from the products acquired in the Anchen Acquisition on November 17, 2011, primarily bupropion ER, zolpidem and divalproex ER (all included in “Other” above); and increased market share for chlorpheniramine/hydrocodone due to lower than expected competition. Also, 2012 generic segment revenues were increased by the products acquired from Watson and Actavis in connection with their merger, including morphine, diltiazem and fentanyl patch (included in “Other” above), which we began distributing in the fourth quarter of 2012.

The 2012 revenue increases above were tempered by:

•	On-going competition on all SKUs of metoprolol succinate ER. We expect metoprolol revenues to continue to decline in the future as competition increases in this market;

•	Revenues for amlodipine and benazepril HCl (included in “Other” above), which launched in January 2011, decreased by $29.5 million as competition increased in 2012;

•	Revenues for sumatriptan decreased as our existing inventory was depleted. Our supply agreement with GlaxoSmithKline expired in November 2011 and we have not secured a new supply of this product;

•	Revenues for dronabinol (included in “Other” above) decreased by $7.9 million as competition increased in 2012;

•	Revenues for omeprazole (included in “Other” above) decreased by $7.1 million due to our withdrawal from this market in September 2012 following an unfavorable court decision;

•
In April 2011, the manufacturer of clonidine decided to discontinue manufacturing clonidine and the product was voluntarily withdrawn from the distribution channel. Because of these events, Par did not market clonidine in 2012, which resulted in a decrease of revenue of $5.6 million (included in “Other” above); and

•	Revenues for tramadol ER (included in “Other” above) decreased by $5.4 million as competition increased in 2012.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for 2012 and for 2011. The percentage increase of our product revenues in 2012 from 2011 was primarily driven by the launch of modafinil in April 2012 and increased revenues of budesonide, tempered by increased revenues for products acquired in the Anchen Acquisition, primarily bupropion ER, zolpidem and divalproex ER, and a reduction in metoprolol revenue. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.
Strativa
The decrease in the Strativa segment revenues in 2012 was primarily due to a net sales decline of Megace® ES primarily as a result of decreased volume coupled with a decrease in average net selling price as compared to 2011 and a decrease in royalties earned from milestone payments pertaining to an agreement with Optimer related to fidaxomicin. The decreases were partially offset by the continued growth of Nascobal® in 2012 due to higher volume and better pricing.

Gross Revenues to Total Revenues Deductions

Generic drug pricing at the wholesale level can create significant differences between our invoice price and net selling price. Wholesale customers purchase product from us at invoice price, then resell the product to specific healthcare providers on the basis of prices negotiated between us and the providers. The difference between the wholesalers’ purchase price and the typically lower healthcare providers’ purchase price is refunded to the wholesalers through a chargeback credit. We record estimates for these chargebacks as well as sales returns, rebates and incentive programs, and the sales allowances for all our customers at the time of sale as deductions from gross revenues, with corresponding adjustments to our accounts receivable reserves and allowances.

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

Our gross revenues for the year ended December 31, 2013 (Successor), the periods from September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor) with the percentage of gross revenues on a combined basis (labeled “Total”) for purposes of comparison with 2013 and 2011 and for the year ended December 31, 2011 (Predecessor) before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	For the Year Ended		For the Period			For the Year Ended
	December 31, 2013	Percentage of Gross Revenues	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	Percentage of Gross Revenues	December 31, 2011	Percentage of Gross Revenues
($ thousands)	(Successor)		(Successor)	(Predecessor)	(Total)	(Predecessor)
Gross revenues	$2,327,023		$527,734	$1,436,704		$1,500,876

Chargebacks	(630,097)	27.1%	(132,834)	(309,411)	22.5%	(261,335)	17.4%
Rebates and incentive programs	(290,275)	12.5%	(69,749)	(147,171)	11.0%	(121,144)	8.1%
Returns	(37,956)	1.6%	(8,522)	(23,191)	1.6%	(30,312)	2.0%
Cash discounts and other	(194,068)	8.3%	(46,053)	(103,527)	7.6%	(106,318)	7.1%
Medicaid rebates and rebates due under other US Government pricing programs	(77,160)	3.3%	(24,437)	(49,536)	3.8%	(55,629)	3.7%
Total deductions	(1,229,556)	52.8%	(281,595)	(632,836)	46.5%	(574,738)	38.3%

Total revenues	$1,097,467	47.2%	$246,139	$803,868	53.5%	$926,138	61.7%

The total gross-to-net adjustments as a percentage of gross revenues increased for the year ended December 31, 2013 compared to the year ended December 31, 2012 (Total) primarily due to:

•
Chargebacks: the increase was primarily driven by the impact of higher sales of products with higher discount rates, including buproprion ER and diltiazem coupled with higher chargeback rates for modafinil and other products due to competitive factors in each of the related markets and a higher percentage of our sales were to wholesalers in 2013 which resulted in more chargebacks, tempered by the favorable impact of the divalproex discount rate in 2013.

•	Rebates and incentive programs: the increase was primarily driven by higher rebatable sales, primarily divalproex and modafinil, partially offset by lower sales of metoprolol.

•	Returns: the rate was flat with 2012.

•	Cash discounts and other: the increase in cash discounts and other was driven by price adjustments as a result of customer mix, including the higher percentage of our sales to wholesalers in 2013.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease was primarily due to lower Medicaid from the non-recurrence of accruals for certain fees and managed care rebates due to lower sales of Megace® ES, tempered by higher expense related to Medicare Part-D “donut hole” rebates (a 50% discount on cost for certain Medicare Part D beneficiaries for certain drugs (e.g., budesonide and modafinil) purchased during the Part D Medicare coverage gap) in the 2013 as compared to the prior year.

Gross-to-net deductions are discussed in the “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012		Percentage of Total Revenues
($ in thousands)	(Successor)	(Total)	$ Change	2013	2012
Gross margin:
Par Pharmaceutical	$271,396	330,114	$(58,718)	26.4%	34.0%
Strativa	46,647	57,681	(11,034)	67.6%	72.7%
Total gross margin	$318,043	$387,795	$(69,752)	29.0%	36.9%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	TOTAL
Gross margin:
Par Pharmaceutical	$33,776	$296,338	$330,114
Strativa	11,669	46,012	57,681
Total gross margin	$45,445	$342,350	$387,795

The decrease in Par Pharmaceutical gross margin dollars for the year ended December 31, 2013 as compared to the prior year period was primarily due to increased amortization of intangible assets associated with the Merger (an increase of approximately $116 million for the company) coupled with the revenue declines of modafinil and metoprolol tempered by the launches of lamotrigine and fluvoxamine maleate ER in the first quarter of 2013 and the increase in divalproex gross margin dollars, which benefited from a competitor exiting the market in June 2013.
Strativa gross margin dollars decreased for the year ended December 31, 2013, primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of Megace® ES.

Gross Margin (2012 compared to 2011)

	For the Years Ended December 31,
	2012	2011		Percentage of Total Revenues
($ in thousands)	(Total)	(Predecessor)	$ Change	2012	2011
Gross margin:
Par Pharmaceutical	330,114	$320,313	$9,801	34.0%	38.4%
Strativa	57,681	66,431	(8,750)	72.7%	72.6%
Total gross margin	$387,795	$386,744	$1,051	36.9%	41.8%

The increase in Par Pharmaceutical gross margin dollars for 2012 is primarily due to the launch of modafinil in April 2012 coupled with launches of budesonide in June 2011, olanzapine in October 2011, and fentanyl citrate in October 2011, together with the operating results from the products acquired in the Anchen Acquisition during the fourth quarter of 2011, primarily bupropion ER and zolpidem and the positive impact of the products acquired from Watson and Actavis in connection with their merger in the fourth quarter of 2012, primarily morphine. These increases were tempered by lower sumatriptan revenues and gross margins as existing inventory was depleted during 2012 and amlodipine and benazepril HCI due to competition coupled with increased amortization of intangible assets associated with the Anchen Acquisition in 2011 and the Merger (approximately $59 million) and certain inventory write-offs in 2012 (approximately $13 million).
Strativa gross margin dollars decreased for 2012, primarily due to a net sales decline of Megace® ES as compared to 2011 and a decrease in royalties earned from milestone payments pertaining to an agreement with Optimer related to fidaxomicin. These decreases were tempered by the increase in gross margin associated with Nascobal® Nasal Spray due to higher volume and better pricing.

Research and Development (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total)	$ Change	% Change	2013	2012
Research and development:
Par Pharmaceutical	$99,177	$84,353	$14,824	17.6%	9.6%	8.7%
Strativa	1,586	1,636	(50)	(3.1)%	2.3%	2.1%
Total research and development	$100,763	$85,989	$14,774	17.2%	9.2%	8.2%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	TOTAL
Research and development:
Par Pharmaceutical	$19,242	$65,111	$84,353
Strativa	141	1,495	1,636
Total research and development	$19,383	$66,606	$85,989

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the year ended December 31, 2013 was driven by:

•	a $15.4 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products.

Strativa:
Strativa research and development principally reflects FDA filing fees for the year ended December 31, 2013 and December 31, 2012.

Research and Development (2012 compared to 2011)

	For the Years Ended December 31,
	2012	2011			Percentage of Total Revenues
($ in thousands)	(Total)	(Predecessor)	$ Change	% Change	2012	2011
Research and development:
Par Pharmaceutical	$84,353	$44,712	$39,641	88.7%	8.7%	5.4%
Strativa	1,636	1,826	(190)	(10.4)%	2.1%	2.0%
Total research and development	$85,989	$46,538	$39,451	84.8%	8.2%	5.0%

Par Pharmaceutical:
The net increase in Par research and development expense for the year ended December 31, 2012 was driven by:

•	a $14.7 million of incremental employment-related costs primarily resulting from the November 17, 2011 Anchen Acquisition and the February 17, 2012 Edict Acquisition;

•
a $11.6 million increase in outside development costs driven by an upfront payment for an exclusive acquisition and license agreement coupled with milestone payments under existing product development agreements;

•	a $10.2 million increase in biostudy, clinical trial and materials costs related to ongoing internal development of generic products;

•	a $2.8 million in incremental drug registry fees and user fees due to new generic drug related legislation effective in the fourth quarter of 2012.

Strativa:
The decrease in Strativa research and development principally reflects lower FDA filing fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Selling, General and Administrative (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total)	$ Change	% Change	2013	2012
Selling, general and administrative:
Par Pharmaceutical	$94,377	$140,213	$(45,836)	(32.7)%	9.2%	14.4%
Strativa	60,787	70,916	(10,129)	(14.3)%	88.0%	89.4%
Total selling, general and administrative	$155,164	$211,129	$(55,965)	(26.5)%	14.1%	20.1%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	TOTAL
Selling, general and administrative:
Par Pharmaceutical	$31,279	$108,934	$140,213
Strativa	14,246	56,670	70,916
Total selling, general and administrative	$45,525	$165,604	$211,129

The net decrease in selling, general and administrative expenditures for the year ended December 31, 2013 principally reflects:

•	a $42.2 million non-recurrence of expense in 2013 for the transaction fees and other costs related to the Merger;

•	a $13 million reduction in direct Strativa selling and marketing costs driven by a 70 person reduction of headcount;

•	a $2.7 million of incremental employment and related costs associated with certain executive severance amounts.

Selling, General and Administrative (2012 compared to 2011)

	For the Years Ended December 31,
	2012	2011			Percentage of Total Revenues
($ in thousands)	(Total)	(Predecessor)	$ Change	% Change	2012	2011
Selling, general and administrative:
Par Pharmaceutical	$140,213	$96,139	$44,074	45.8%	14.4%	11.5%
Strativa	70,916	77,239	(6,323)	(8.2)%	89.4%	84.4%
Total selling, general and administrative	$211,129	$173,378	$37,751	21.8%	20.1%	18.7%

The net increase in selling, general and administrative expenditures for the year ended December 31, 2012 principally reflects:

•
a $39.6 million increase in consulting, accounting and associated fees principally related to the Edict Acquisition and the Merger in 2012 as compared to similar types of fees for the Anchen Acquisition in 2011;

•
a $2.7 million increase in share-based compensation expense primarily due to mark-to-market accounting of certain awards in conjunction with the increase in our stock price related to the Merger on September 28, 2012;

•	$8.6 million of incremental employment and related costs associated with the November 17, 2011 Anchen Acquisition and certain executive severance amounts;

•
$1.5 million of increased depreciation related to fixed assets acquired from the Anchen Acquisitions and the Edict Acquisition and the increased value of property, plant and equipment related to the Merger; tempered by

•
a $12.8 million reduction in direct Strativa selling costs driven by a 90-person reduction of headcount and the termination of marketing for Zuplenz® and Oravig® resulting from our second quarter 2011 restructuring activities.

Intangible Asset Impairment

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Intangible asset impairment	$100,093	$—	$5,700	$—
During the twelve months ended December 31, 2013, we recorded intangible asset impairment charge totaling approximately $100 million. 2013 activity included a fourth quarter charge of approximately $60 million for IPR&D classes of products and projects that were evaluated as part of annual evaluation of indefinite lived assets and certain classes were determined to have carrying values in excess of their projected undiscounted cash flows as of October 1, 2013. The approximate $60 million charge represented the reduction to the appropriate fair values, due to reductions in forecasted gross margins for certain products from what was originally estimated at the time these products were initially valued. During the third quarter of 2013, we recorded intangible asset impairment charges totaling approximately $39.5 million for five products not expected to achieve their originally forecasted operating results.

During the second quarter of 2013, we recorded an intangible asset impairment of approximately $0.5 million related to competitive factors for a product that had been acquired with the divested products from the Watson/Actavis Merger.

During the period from January 1, 2012 to September 28, 2012 (Predecessor), we abandoned an in-process research and development project and exited the market of a commercial product both of which were acquired in the Anchen Acquisition and recorded a total corresponding intangible asset impairment of $5.7 million.

Settlements and Loss Contingencies, Net (2013 compared to 2012 and 2012 compared to 2011)

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Settlements and loss contingencies, net	$25,650	$10,059	$45,000	$190,560

In 2013, we recorded an incremental provision of $25.7 million related to AWP litigation claims (Illinois $19.8 million, Louisiana $3.3 million, Utah $1.7 million and Kansas $0.9 million).

During the period from January 1, 2012 to September 28, 2012 (Predecessor), we recorded an accrual of $45 million as management’s best estimate of a potential loss related to a potential global settlement with respect to an inquiry by the Department of Justice into Strativa’s promotional practices in the sales and marketing of Megace® ES. In the period from September 29, 2012 to December 31, 2012 (Successor), we recorded additional estimated amounts for accrued interest and legal expenses that we are liable for paying in the final settlement. In the period from September 29, 2012 to December 31, 2012 (Successor), we also accrued for a contingent liability of $9 million related to omeprazole litigation.
In 2011 (Predecessor), we recorded the settlement in principal of average wholesale price (“AWP”) litigation claims related to federal contributions to state Medicaid programs in 49 states (excluding Illinois), and the claims of Texas, Florida, Alaska, South Carolina and Kentucky relating to their Medicaid programs for $154 million and a settlement with the State of Idaho for $1.7 million. We also recorded an accrual for the remaining AWP matters.

Restructuring Costs (2013 compared to 2012 and 2012 compared to 2011)

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Restructuring costs	$1,816	$241	$—	$26,986
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
In 2011 (Predecessor), we announced our plans to resize Strativa as part of a strategic assessment. The Strativa workforce was reduced by approximately 90 people. In connection with these actions, we incurred expenses for severance and other employee-related costs. The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions. We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force. Inventory write downs were classified as cost of goods sold on the consolidated statements of operations for the year ended December 31, 2011 (Predecessor). In 2011 (Predecessor), Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol Rx, as part of the resizing of Strativa and executed a termination agreement with BioAlliance Pharma returning all Oravig® rights and obligations to BioAlliance. The total 2011 charge was related to the Strativa segment and is reflected on the consolidated statements of operations for the year ended December 31, 2011.

The following table summarizes the activity for 2013 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2013 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2013
Severance and employee benefits to be paid in cash	$1,413	$(1,303)	$0	$(4)	$106
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,303)	$(403)	$(4)	$106
Gain on Sales of Product Rights and Other (2013 compared to 2012 and 2012 compared to 2011)

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gain on sale of product rights and other	$—	$—	$—	$125

Operating (Loss) Income 2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012
($ in thousands)	(Successor)	(Total)	$ Change
Operating (loss) income:
Par Pharmaceutical	$(48,082)	$90,653	$(138,735)
Strativa	(17,361)	(60,976)	43,615
Total operating (loss) income	$(65,443)	$29,677	$(95,120)

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	TOTAL
Operating (loss) income:
Par Pharmaceutical	$(25,938)	$116,591	$90,653
Strativa	(3,825)	(57,151)	(60,976)
Total operating (loss) income	$(29,763)	$59,440	$29,677

For the year ended December 31, 2013, the decrease in our operating income as compared to prior year was primarily due to increased amortization of intangible assets associated with the Merger coupled with intangible asset impairment, tempered by the non-recurrence of an accrual of $45 million during the three months ended March 31, 2012 related to the U.S. Department of Justice investigation coupled with the non-recurrence of $42 million of transaction fees and other costs related to the Merger.

Operating Income (Loss) (2012 compared to 2011)

	For the Years Ended December 31,
	2012	2011
($ in thousands)	(Total)	(Predecessor)	$ Change
Operating income (loss):
Par Pharmaceutical	$90,653	$(10,973)	$101,626
Strativa	(60,976)	(39,620)	(21,356)
Total operating income (loss)	$29,677	$(50,593)	$80,270

For the year ended December 31, 2012, the increase in our operating income as compared to the prior year was primarily due to the non-recurrence of AWP settlement related accruals, an increase in the Par Pharmaceutical gross margin and the non-recurrence of the Strativa restructuring related charges, tempered by the current year accrual related to a Department of Justice investigation and an increase in research and development activity and incremental amortization and depreciation expense as a result of the Merger.

Gain on Bargain Purchase

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gain on bargain purchase	$—	$5,500	$—	$—

    On November 6, 2012, Par acquired U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight ANDAs currently awaiting regulatory approval and a generic product in late-stage development, in connection with the merger of Watson and Actavis. The acquisition was accounted for as a bargain purchase under FASB ASC 805 Business Combinations. The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The gain was mainly attributed to the FTC mandated divestiture of products by Watson and Actavis in conjunction with the approval of the Watson and Actavis merger in the fourth quarter of 2012.

Loss on Debt Extinguishment

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Loss on debt extinguishment	$(7,335)	$—	$—	$—

During the year ended December 31, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Gain on Sale of Marketable Securities and Other Investments, Net

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gain on sale of marketable securities and other investments, net	$1,122	$—	$—	$237

In 2013, we recorded a gain on sale of stock of a public pharmaceutical company of $1.1 million.

Interest Income

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Interest income	$87	$50	$424	$736

Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Interest expense	$(95,484)	$(25,985)	$(9,159)	$(2,676)

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
The Senior Credit Facilities were initially comprised of a $1,055 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”). Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). As of December 31, 2013, the effective interest rate on the seven-year Term Loan Facility was 4.25%, representing the 1.00% LIBOR floor plus 325 basis points. As of December 31, 2012, the applicable rate was 3.75%. In addition to paying interest on outstanding principal under our Senior Credit Facilities, we paid customary agency fees and a commitment fee in respect of the unutilized commitments under the Revolving Facility. Refer to our consolidated financial statements, Note 13 - "Debt" elsewhere in this Annual Report of form 10-K for a description of a refinancing and repricing of the Senior Credit Facilities completed in February 2013. As a result of the Merger, our interest expense significantly increased after September 28, 2012 due to increased borrowings.
The outstanding balance of the Term Loan Facility that is part of the Senior Credit Facilities was $1,055 million at December 31, 2013. Interest expense for the twelve month period ended December 31, 2013 is principally comprised of interest related to the Notes and the Senior Credit Facilities.
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

Income Taxes

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
(Benefit) provision for income taxes	$(61,182)	$(17,682)	$29,447	$(5,996)
Effective tax rate	37%	35%	58%	11%

The provision/(benefit) for income taxes was based on the applicable federal and state tax rates for those periods (see Note to Consolidated Financial Statements - Note 17 - “Income Taxes”).  The higher effective tax rate for the period January 1, 2012 to September 28,2012 (Predecessor) is principally due to the non-deductibility of certain charges related to our settlement with the DOJ and non-deductibility of certain acquisition-related transaction costs, off-set by a reduction in tax contingencies. The lower effective tax rate for the year ended December 31, 2011 (Predecessor) is principally due to the non-deductibility of certain charges related to our settlement in principle of AWP litigation claims, non-deductibility of the annual pharmaceutical manufacturers’ fee, non-deductibility of certain acquisition-related transaction costs, and a change in valuation of deferred tax assets, off-set by a reduction in tax contingencies.

Discontinued Operations

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Provision (benefit) for income taxes	—	29	83	(20,155)
(Loss) income from discontinued operations	—	(29)	(83)	20,155

Effective December 31, 2005 (Predecessor), we divested Finetech Laboratories, LTD (“FineTech”). The results of FineTech operations have been classified as discontinued for all periods presented because we had no continuing involvement in FineTech. In 2011 (Predecessor), we recorded benefit in discontinued operations related to the recognition of certain tax positions. In addition, in the period from September 29, 2012 to December 31, 2012 (Successor), and in the period from January 1, 2012 to September 28, 2012 (Predecessor), we recorded amounts, as shown in the table above, to discontinued operations principally related to interest on related contingent tax liabilities.

FINANCIAL CONDITION

Liquidity and Capital Resources

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash and cash equivalents at beginning of period	$36,794	$278,879	$162,516	$218,674
Net cash provided by (used in) operating activities	113,044	(28,580)	153,760	64,978
Net cash used in investing activities	(12,198)	(2,026,531)	(46,602)	(457,856)
Net cash (used in) provided by financing activities	(7,560)	1,813,026	9,205	336,720
Net increase (decrease) in cash and cash equivalents	$93,286	$(242,085)	$116,363	$(56,158)
Cash and cash equivalents at end of period	$130,080	$36,794	$278,879	$162,516

Discussion of Liquidity for the year ended and as of December 31, 2013
Cash provided by operations for the year ended December 31, 2013, reflects gross margin dollars (excluding amortization) generated from revenues coupled with collection of accounts receivables.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by capital expenditures tempered by the liquidation of marketable debt securities.
Cash used in financing activities for the year ended December 31, 2013, primarily represented debt principal payments to refinance our Senior Credit Facilities coupled with scheduled debt payments, net of the proceeds from the refinancing of Senior Credit Facilities.
Our working capital, current assets minus current liabilities, of $207 million at December 31, 2013 increased approximately $110 million from $97 million at December 31, 2012, which primarily reflects the cash generated by operations coupled with increases in other working capital items tempered by the payment related to the global settlement of a U.S. Department of Justice investigation into Strativa's marketing of Megace® ES. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 1.80x at December 31, 2013 compared to 1.35x at December 31, 2012.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
($ in thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash received from customers, royalties and other	$1,236,464	$275,079	$867,848	$979,543
Cash paid for inventory	(233,631)	(50,356)	(136,440)	(171,756)
Cash paid to employees	(82,440)	(48,034)	(70,943)	(117,151)
Payment to Department of Justice	(46,071)	—	—	—
Cash paid to distribution partners	(303,426)	(58,747)	(247,894)	(277,431)
Cash paid to all other suppliers and third parties	(357,034)	(137,813)	(252,651)	(349,312)
Interest (paid) received, net	(85,916)	(13,756)	(6,615)	825
Income taxes (paid) received, net	(14,902)	5,047	455	260
Net cash provided by (used in) operating activities	$113,044	$(28,580)	$153,760	$64,978
Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The decrease in net cash provided by operating activities for the year ended December 31, 2013 as compared to 2012 (Successor plus Predecessor periods) resulted primarily from the non-recurrence of the gross margins associated with the launch of modafinil in April 2012, the payment related to our settlement with the U.S. Department of Justice that terminated the Department's investigation into Strativa's marketing of Megace® ES (see “Company Overview” above) and increased interest payments related to our increased level of debt due to the Merger. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of December 31, 2013.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	$490 million in first quarter of 2014 for our acquisition of JHP Group Holdings, the parent company of JHP Pharmaceuticals.

•
$110 million in the fourth quarter of 2012 for the acquisition of a number of generic products and other rights that were required by the Federal Trade Commission (the “FTC”) to be divested by Watson and Actavis in connection with their merger.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40 million annually. As of December 31, 2013, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $9.3 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	$36.6 million in total consideration for the Edict Acquisition that was completed on February 17, 2012.

•	Capital expenditures of approximately $37 million are planned for 2014.

•
Potential liabilities related to the outcomes of litigation, such as the remaining AWP matters, or the outcomes of investigations by federal authorities, such as the U.S. Department of Justice.  In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

•	Cash paid for inventory purchases as detailed in “Details of Operating Cash Flows” above. The increase primarily reflects the build of inventory in advance of future product launches.

•	Cash paid to all other suppliers and third parties as detailed in “Details of Operating Cash Flows” above.

•	Cash compensation paid to employees as detailed in “Details of Operating Cash Flows” above.

•
Potential liabilities related to the outcomes of audits by regulatory agencies like the IRS. In the event that our loss contingency is ultimately determined to be higher than originally accrued, the recording of the additional liability may result in a material impact on our liquidity or financial condition when such additional liability is paid.

•
Normal course payables due to distribution agreement partners of approximately $79 million as of December 31, 2013 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $79 million during the first two months of the first quarter of 2014. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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
Analysis of available for sale debt securities held as of December 31, 2013
In addition to our cash and cash equivalents, we had approximately $3.5 million of available for sale marketable debt securities classified as current assets on the consolidated balance sheet as of December 31, 2013.  These available for sale marketable debt securities were all available for immediate sale.  We intend to continue to use our current liquidity to enter into product license arrangements, potentially acquire other complementary businesses and products, and for general corporate purposes.

Contractual Obligations as of December 31, 2013

The dollar values of our material contractual obligations and commercial commitments as of December 31, 2013 were as follows, ($ in thousands):

Obligation	Total Monetary	2014	2015 to	2017 to	2019 and
	Obligations		2016	2018	thereafter	Other
AWP settlements in principle	$32,367	$32,367	$—	$—	$—	$—
Operating leases	13,757	5,202	6,879	1,676	—	—
Senior credit facilities	1,055,340	21,462	21,320	21,320	991,238	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	522,288	85,109	168,528	164,516	104,135	—
Fees related to credit facilities	5,063	1,500	1,500	1,500	563	—
Purchase obligations (1)	91,095	91,095	—	—	—	—
Tax liabilities (2)	20,440	—	—	—	—	20,440
TPG Management fee (3)	28,000	4,000	8,000	8,000	8,000	—
Severance payments	3,086	2,654	432	—	—	—
Other	2,254	2,254	—	—	—	—
Total obligations	$2,263,690	$245,643	$206,659	$197,012	$1,593,936	$20,440

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 Income Taxes represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of December 31, 2013, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

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
The following table summarizes the activity for the years ended December 31, 2013, 2012 and 2011 in the accounts affected by the estimated provisions described below, ($ in thousands):

	For the Year Ended December 31, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($41,670)	($630,097)	$—	(1)	$623,001	($48,766)
Rebates and incentive programs	(59,426)	(290,934)	659		274,380	(75,321)
Returns	(68,062)	(37,956)	—		27,837	(78,181)
Cash discounts and other	(26,544)	(195,632)	1,564		182,819	(37,793)
Total	($195,702)	($1,154,619)	$2,223		$1,108,037	($240,061)

Accrued liabilities (2)	($42,162)	($80,726)	$3,566	(4)	$83,493	($35,829)

	For the Year Ended December 31, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($20,688)	($442,245)	$—	(1)	$421,263	($41,670)
Rebates and incentive programs	(35,132)	(216,861)	(59)		192,626	(59,426)
Returns	(58,672)	(33,315)	1,602	(3)	22,323	(68,062)
Cash discounts and other	(28,672)	(148,771)	(809)		151,708	(26,544)
Total	($143,164)	($841,192)	$734		$787,920	($195,702)

Accrued liabilities (2)	($39,614)	($73,973)	$—		$71,425	($42,162)

	For the Year Ended December 31, 2011
	(Predecessor)
Accounts receivable reserves	Beginning balance	Anchen opening balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($1,633)	($261,335)	$—	(1)	$261,762	($20,688)
Rebates and incentive programs	(23,273)	(1,427)	(121,804)	660		110,712	(35,132)
Returns	(48,928)	(1,748)	(30,577)	265		22,316	(58,672)
Cash discounts and other	(16,606)	(5,626)	(105,961)	(357)		99,878	(28,672)
Total	($108,289)	($10,434)	($519,677)	$568		$494,668	($143,164)

Accrued liabilities (2)	($32,169)	($571)	($55,853)	$224		$48,755	($39,614)

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

Inventories
Inventories are stated at the lower of cost (first‑in, first‑out basis) or market value. We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, remaining contractual terms of any supply and distribution agreements including authorized generic agreements, and current expected market conditions, including level of competition. We record provisions for inventory to cost of goods sold.
We capitalize costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value. The determination to capitalize is made once we (or our third party development partners) have filed an ANDA that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. We could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors. If these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventories and such amounts could be material. As of December 31, 2013, we had pre-launch inventories of $6.5 million. Should any launch be delayed, inventory write-offs may occur to the extent we are unable to recover the full value of our inventory investment. The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including our expected number of competitors during the six-month period subsequent to any anticipated product launch. Further, we believe that the inventory balance at December 31, 2013 is recoverable based on anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

Goodwill and Intangible Assets
We determine the estimated fair values of goodwill and intangible assets with definite and/or indefinite lives based on valuations performed at the time of their acquisition. In addition, the fair value of certain amounts paid to third parties related to the development of new products and technologies, as described above in "Research and Development Agreements", are capitalized and included in intangible assets on the accompanying consolidated balance sheets.
Goodwill and indefinite-lived intangible assets are reviewed for impairment annually, or when events or other changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted forecasted cash flows related to the assets are less than the carrying value of the assets being tested.
As discussed above with respect to determining an asset’s fair value, because this process involves management making certain estimates and because these estimates form the basis of the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. The critical estimates include projected future cash flows related to subject product sales and related estimated costs, assumptions related to the time value of money and weighted average cost of capital, the market capitalization of our company, and the implied value of our business relative to similar companies and relative to acquisitions involving similar companies. For the intangible assets, the critical estimates include future projected prescriptions (demand), the operational execution of the related marketing and sales plans, the timing and operational execution of planned product launches, and the expected levels of competition in each product market.
As of October 1, 2013, Par performed its annual goodwill impairment assessment and of our intangible assets with indefinite lives noting no impairment of goodwill and impairment of certain of our intangible assets, as described below. No changes in business or other factors are known as of the December 31, 2013 balance sheet date that would necessitate an evaluation for impairment. In the year ended December 31, 2013, we adjusted our forecast for certain products to reflect competition and pricing assumptions which caused us to assess the carrying value of certain intangible assets. We adjusted the carrying value to the calculated discounted cash flows of 6 identified products and recorded an intangible asset impairment of $39,946 thousand. In connection with our valuation of goodwill and other indefinite-lived intangible assets, we adjusted the carrying value of 3 identified intangible assets and recorded a intangible asset impairments totaling $60,147 thousand. Our total definite-lived and indefinite-lived intangible asset impairments for the year ended December 31, 2013 were $100,093 thousand. During the period from January 1, 2012 to September 28, 2012 (Predecessor), we abandoned an in-process research and development project and exited the market of a commercial product both of which were acquired in the Anchen Acquisition and recorded a total corresponding intangible asset impairment of $5.7 million. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance and may in the future conclude that impairments exist. Events that may lead to future conclusions of impairment include product recalls, product supply issues, additional competition, pricing pressures from customers, competitors or governmental agencies, and/or failure to execute on marketing and sales plans.
As a result of the Merger that was completed on September 28, 2012, we had goodwill of $851 million at December 31, 2012. With the finalization of purchase accounting, at December 31, 2013 we had goodwill of $850 million. In addition, intangible assets, net of accumulated amortization, totaled $1,093 million at December 31, 2013 and $1,376 million at December 31, 2012.

Contingencies and Legal Fees
We are subject to various patent litigations, product liability litigations, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses. Contingent accruals are recorded when we determine that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events. In the year ended December 31, 2013, we accrued an additional $26 million as we continue to periodically assess and estimate our remaining potential liability for AWP actions. In the period from January 1, 2012 to September 28, 2012 (Predecessor) we accrued $45 million and during the period from September 29, 2012 to December 31, 2012 (Successor) we accrued an additional $1 million as management’s best estimate of potential loss related to a global settlement agreement with the U.S. Department of Justice that terminated an ongoing investigation into Strativa’s marketing of Megace® ES in the first quarter of 2013.  During the period from September 29, 2012 to December 31, 2012 (Successor), we also accrued for a contingent liability of $9 million related to a patent litigation matter.

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

•
the competitive landscape - including the number of competitors for a product at its introduction to the market and throughout its product lifecycle and the impact of such competition on both sales volume and price;

•	our market share and our competitors’ market share;

•
our ability to execute and maintain agreements related to contract-manufactured products (which are manufactured for us by third-parties under contract) and licensed products (which are licensed to us from third-party development partners);

•	the ability of our third party partners and suppliers to adequately perform their contractual obligations;

•	our ability to maintain adequate product supply to meet market demand;

•	the reimbursement landscape and its impact on pricing power; and

•	the product lifecycle, which for generic products is generally relatively short (2-10 years), and which for branded products is generally longer (8-12 years).
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

Recent Accounting Pronouncements
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to United States Treasury (UST) rates and London Inter-Bank Offered Rates (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this Update, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.
In July 2013, The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are evaluating the effect the adoption will have on our consolidated financial statements.

Subsequent Events
Acquisition of JHP
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc., the parent company of JHP Pharmaceuticals LLC (“JHP”), a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products, for $490 million, subject to certain customary post-closing adjustments. We subsequently changed JHP’s name to Par Sterile Products, LLC. Par Sterile Products focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. Par Sterile Products currently markets a portfolio of 14 specialty injectable products, and has developed a pipeline of 34 products, 17 of which have been submitted for approval to the FDA. Par Sterile Products’ sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products. We funded this transaction and associated expenses with debt financing (see below), which is subject to customary conditions and an equity commitment of $110 million from certain investment funds associated with TPG Capital.

Repricing of the Term Loan Facility and Additional Borrowings
On February 20, 2014 in conjunction with our acquisition of JHP, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with a new tranche of tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans and (2) the New Tranche B Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company enters into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur an unlimited amount of new incremental debt was increased by 25 basis points to 3.75:1.00.
Additionally, on February 20, 2014 in conjunction with our acquisition of JHP, we also entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of JHP.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on December 31, 2013 would have caused the fair value of our investments in available for sale debt securities to decline by less than $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities, and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by less than $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at December 31, 2013 and December 31, 2012 ($ amounts in thousands):

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Corporate bonds	$3,541	$11,727

Senior Credit Facilities
In connection with the Merger and related transactions, on September 28, 2012 we entered into the Senior Credit Facilities comprised of the seven-year Term Loan Facility in an initial aggregate principal amount of $1,055 million and the five-year Revolving Facility in an initial amount of $150 million. The proceeds of the Revolving Facility are available for general corporate purposes. Refer to Note 13, "Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the fourth quarter of 2013, the effective interest rate on the seven-year Term Loan Facility was 4.25%, representing the 1.00% LIBOR floor plus 325 basis points. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.
The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
($ amounts in thousands)	(Successor)	(Successor)
Senior secured term loan	$1,055,340	$1,052,363
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,545,340	1,542,363
Less unamortized debt discount to senior secured term loan	(7,821)	—
Less current portion	(21,462)	(10,550)
Long-term debt	$1,516,057	$1,531,813

Debt Maturities as of December 31, 2013	($ amounts in thousands)
2014	21,462
2015	10,660
2016	10,660
2017	10,660
2018	10,660
2019	991,238
2020	490,000
Total debt at December 31, 2013	$1,545,340

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”
ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2013, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K with Ernst & Young, LLP or Deloitte & Touche LLP, our former independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.
ITEM 9A.  Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.
We evaluated our disclosure controls and procedures under the supervision and with the participation of Company management, including our CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of December 31, 2013.  Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  Our management has concluded that we maintained effective internal controls over financial reporting as of December 31, 2013.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2013, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our current Board of Directors (the “Board”) consists of three members. Because we are an indirect wholly owned subsidiary of Parent, ultimate control resides with the Board of Directors of Parent (the “Parent Board” and, collectively with the Board, the “Boards”), which is owned by individual investors and private investment firms affiliated with the Sponsor. The Parent Board consists of five members, who have been selected pursuant to the terms of a stockholders agreement with the Sponsor. Because all of our directors and Parent’s directors are either employees or former employees of our company or are employees or consultants of the Sponsor, none of our or Parent’s current directors can be considered independent under the independence standards of the NYSE.
Below is a list of names, ages and positions, and a brief account of the business experience, of the individuals who are serving as our executive officers, our directors and as directors of Parent as of March 15, 2014.

Name	Age	Position
Paul V. Campanelli	52	Chief Executive Officer; Director, Sky Growth Holdings Corporation; and Director, Par Pharmaceutical Companies, Inc.
Thomas J. Haughey	50	General Counsel and Chief Administrative Officer; Director, Par Pharmaceutical Companies, Inc.
Michael A. Tropiano	56	Executive Vice President and Chief Financial Officer; Director, Par Pharmaceutical Companies, Inc.
Patrick G. LePore	58	Director, Sky Growth Holdings Corporation (Chairman)
Todd B. Sisitsky	42	Director, Sky Growth Holdings Corporation
Jeffrey K. Rhodes	39	Director, Sky Growth Holdings Corporation
Sharad Mansukani	44	Director, Sky Growth Holdings Corporation
Mr. Campanelli has served as Chief Executive Officer and as a member of the Boards since September 2012 following the closing of the Acquisition. Previously, he served as our Chief Operating Officer from November 2011 to September 2012 and as Executive Vice President from February 2007 to November 2011. He also served as President of Par Pharmaceutical, our generic products division, from February 2007 to November 2011. As of November 2011, he assumed responsibility for Strativa Pharmaceuticals, our branded products division. He was Executive Vice President, Business Development and Licensing of Par Pharmaceutical from September 2006 to March 2007. Mr. Campanelli also served as Par Pharmaceutical’s Senior Vice President, Business Development and Licensing, from March 2004 to September 2006, and as Vice President, Business Development, from April 2002 to March 2004. Mr. Campanelli’s past and ongoing management experience in the pharmaceutical industry as well as his intimate understanding of our day-to-day operations as Chief Executive Officer led to the conclusion that he should serve as a director of our company and Parent.
Mr. Haughey has served as General Counsel and Chief Administrative Officer since November 2003 and October 2008, respectively, except during the period from November 2011 to November 2013 during which time he served as President. Mr. Haughey became a member of the Board following the closing of the Acquisition in September 2012. From March 2006 until October 2008, he served as Executive Vice President. From November 2003 until November 2011, he served as Secretary. Prior to joining us, Mr. Haughey had served for more than five years as Legal Director of Licensing in the Law Department of Schering-Plough Corporation. Mr. Haughey’s extensive experience in the pharmaceutical industry and his legal knowledge of the industry led to the conclusion that he should serve as a director of our company.
Mr. Tropiano has served as Executive Vice President and Chief Financial Officer since July 2010 and became a member of the Board following the closing of the Acquisition in September 2012. He joined our company in August 2005 as Vice President and Treasurer. Before joining our company, Mr. Tropiano served from 2001 to July 2005 as Vice President and Corporate Treasurer of Medpointe Pharmaceuticals and Assistant Treasurer from 1984 to 2001 of Carter-Wallace, Inc. Mr. Tropiano is a Chartered Financial Consultant. Mr. Tropiano’s direct knowledge of our strategy and operations through his service as Executive Vice President and Chief Financial Officer and his extensive finance experience led to the conclusion that he should serve as a director of our company.

Mr. LePore served as Executive Chairman of Parent following the closing of the Acquisition in September 2012 until January 31, 2013, and as Chairman since that time. From August 2007 to the closing of the Acquisition in September 2012, Mr. LePore served as Chairman of the Board and Chief Executive Officer (and President until November 2011). He was a director of our company from May 2006 until January 31, 2013. From 2002 to 2005, Mr. LePore was President of the healthcare marketing group at Cardinal Health, Inc. From 1984 until 2002, he was with BLP Group Companies, a full service medical communication/education company, as Chairman, President and Chief Executive Officer. BLP Group Companies was sold to Cardinal Health in 2002. Mr. LePore currently serves on the Board of PharMerica Corporation (NYSE:PMC), a pharmacy management service provider in long-term care settings and in the home. He is also a trustee of Villanova University. Mr. LePore’s knowledge of our company and our industry based on his experience as our former Chief Executive Officer and his experience as a pharmaceutical executive and board member of pharmaceutical companies led to the conclusion that he should serve as a director of Parent.
Mr. Sisitsky has been a director of Parent since the closing of the Acquisition in September 2012. Mr. Sisitsky is a partner of TPG, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. He has played leadership roles in connection with TPG’s investments in Aptalis Pharma (GI-focused specialty pharmaceutical company, which was recently sold to Forest Laboratories, Inc.), Biomet (leading orthopedic implant manufacturer), Fenwal Transfusion Therapies (blood product technologies business), IASIS Healthcare (Tennessee-based acute care hospital company), Surgical Care Affiliates (ambulatory surgery center business carved out from HealthSouth Corporation), HealthScope (hospital and pathology company based in Australia), IMS Health (leading global data services and consulting business to several segments of the healthcare industry) and Immucor (leading automated blood screening and testing business). Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corp., Fenwal, Inc., Surgical Care Affiliates and IMS Health. He also serves on the board of the global non-for-profit organization, the Campaign for Tobacco Free Kids, as well as on the Dartmouth Medical School Board of Overseers. Prior to joining TPG in 2003, Mr. Sisitsky was with Forstmann Little & Company and Oak Hill Capital Partners. Mr. Sisitsky’s financial expertise as well as his experience as a director of other privately-held companies in the healthcare industry led to the conclusion that he should serve as a director of Parent.
Mr. Rhodes has been a director of Parent since the closing of the Acquisition in September 2012. Mr. Rhodes is a principal of TPG where he helps lead the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. He is involved with TPG’s investments and serves on the board of directors of Biomet, IMS Health, Immucor and Surgical Care Affiliates and Envision Pharmaceutical Holdings (Ohio-based full service pharmacy benefit management company). Prior to joining TPG in 2005, Mr. Rhodes was with McKinsey & Company and Article27 LTD, a start-up software company. He was a founding board member of the Healthcare Private Equity Association, a non-profit trade association that represents the U.S. healthcare private equity industry. Mr. Rhodes’s financial expertise as well as his experience as a director of other privately-held companies in the healthcare industry led to the conclusion that he should serve as a director of Parent.
Dr. Mansukani has been a director of Parent since the closing of the Acquisition in September 2012. He serves as an advisor to TPG and as strategic advisor to the Board of Directors of Cigna Corp. Dr. Mansukani has served as Vice Chairman-Strategic Planning and has been a member of the board of directors of HealthSpring, Inc. since June 2010; from November 2008 to June 2010 he was Executive Vice President and Chief Strategy Officer. Dr. Mansukani has served as Chairman of the Board of Envision Pharmaceutical Holdings since November 2013. He serves on the board of directors of IASIS Healthcare Corp., Surgical Care Affiliates and IMS Health. He previously served as a senior advisor to the Administrator of Centers for Medicare and Medicaid Services (CMS) from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani was appointed to Medicare’s Program Advisory and Oversight Committee by the Secretary of the Dept. of Health and Human Services, which was established by the U.S. Congress and is tasked to advise Medicare upon CMS payment policies. He serves on the editorial boards of the American Journal of Medical Quality, Managed Care, Biotechnology Healthcare, and American Health & Drug Benefits. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania, School of Medicine, a fellowship in quality management and managed care at the Wharton School of Business and is board certified in medical management by the American College of Physician Executives. Dr. Mansukani’s expertise in the fields of medicine, managed care and medical management as well as his experience as a director and/or advisor to CMS and other privately-held companies in the healthcare industry led to the conclusion that he should serve as a director of Parent.
The executive officers of Parent and Par Pharmaceutical, Inc., our wholly owned and principal operating subsidiary, are Mr. Campanelli as Chief Executive Officer; Mr. Haughey as General Counsel and Chief Administrative Officer; and Mr. Tropiano as Executive Vice President and Chief Financial Officer. Each of Messrs. Campanelli, Haughey and Tropiano also serves on the board of directors of Par Pharmaceutical, Inc.

Corporate Governance
Audit Committee Financial Expert
Mr. Rhodes and Mr. LePore are the current members of Parent’s Audit Committee. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required by the applicable SEC rules to have an “audit committee financial expert.” However, we have determined that Messrs. Rhodes and LePore are each an “audit committee financial expert” as defined by the applicable SEC rules. The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Parent Board.

Code of Business Conduct and Ethics

We have adopted a Code of Conduct that applies to all employees, including our executive officers. The Code of Conduct is available on our website at http://www.parpharm.com/CodeOfConduct. Certain amendments to or waivers of the Code of Conduct will be promptly posted on our website or in a report on Form 8-K, as required by applicable law.

ITEM 11.  Executive Compensation
Compensation Discussion and Analysis
This compensation discussion and analysis describes our executive compensation philosophy and objectives and each of the key elements of our compensation program for 2013 as they applied to the individuals identified in the “Summary Compensation Table” below.
This discussion reflects the decisions made and actions taken with respect to our 2013 compensation programs. The Compensation and Management Development Committee of the Parent Board (the “Committee”), which consists of Messrs. Campanelli, LePore and Sisitsky and Dr. Mansukani, oversees our compensation programs.
We use the term “executive” to refer generally to the participants of the various compensation programs discussed below. The capitalized term “Named Executives” refers to the following executive officers and officers whose compensation is required to be reported in the “Summary Compensation Table.”

Name	Position
Paul V. Campanelli	Chief Executive Officer
Michael A. Tropiano	Executive Vice President and Chief Financial Officer
Thomas J. Haughey	General Counsel and Chief Administrative Officer
Patrick G. LePore	Chairman *

*	Mr. LePore served as Executive Chairman until January 31, 2013 and since that time has served as (non-employee) Chairman of the Parent Board.
Compensation Philosophy and Policies Regarding Executive Compensation
Our overall compensation goal is to provide competitive levels of total compensation necessary to attract and retain talented executives who will contribute to our financial success. Our executive compensation program is guided by a “pay for performance” philosophy intended to align executives’ interests with those of our stockholders. Therefore, we provide a substantial portion of executives’ overall compensation opportunity in the form of an annual incentive bonus, which is subject to the achievement of our financial and strategic business objectives. We also provide a substantial portion of executives’ overall compensation opportunity in the form of equity compensation, the value of which is directly tied to the performance of Parent stock. Since the Acquisition, equity compensation for our Named Executives has taken the form of a single grant of stock options in 2012. While additional grants may be made in limited circumstances in the future, such as in connection with executive promotions, no equity compensation was awarded to our Named Executives in 2013.

The following principles influence and guide our compensation decisions:

•	compensation should attract, motivate and retain qualified executives;

•	compensation should reflect a “pay for performance” philosophy by focusing on results and strategic objectives;

•	compensation should reflect accountability and achievement; and

•	compensation decisions should reflect alignment with stockholder interests.

The Committee generally follows these principles when making compensation decisions with respect to the Named Executives.
The Compensation Setting Process and Benchmarking
To help us establish the compensation levels for our Named Executives, we typically review market compensation practices for similar positions at comparable companies. We did not engage in formal benchmarking practices with a third-party consultant because the components and levels of compensation for our Named Executives were established by the Parent Board in 2012 after the completion of the Acquisition, and such components and levels remained in effect for 2013.

Components of Executive Compensation and Decisions Related to 2013 Compensation for Named Executives
Described below are the key components and objectives of our executive compensation program for 2013 as it relates to our Named Executives.

Base Salary
Base cash compensation is a critical element of executive compensation because it enables us to recruit and retain key executives. Base salaries for our Named Executives are set forth in amended and restated employment agreements that were negotiated between each individual, on the one hand, and Parent and Par Pharmaceutical, Inc., on the other hand. Base salaries for all of our Named Executives are reflected in the “Summary Compensation Table” below.
Annual Cash Incentive
We provide an annual cash bonus opportunity to our Named Executives under our annual incentive program to drive company and individual performance. Cash bonus payouts under the program are contingent on the achievement of our financial and strategic goals that are established at the beginning of the year by management under the guidance and ultimate approval of the Committee. However, we do not follow a strict mathematical formula-based approach for determining the actual bonus awards, except that, as described below, threshold and maximum bonuses are determined based on achievement levels related to specified performance targets; instead, we weighed each individual’s contribution to our performance in determining individual awards.
The “target” amount of each Named Executive’s cash bonus award is set as a percentage of his base salary. As position and responsibility increase, a greater portion of the Named Executive’s overall cash compensation opportunity is attributable to the annual incentive program, subjecting it to the achievement of our performance targets and thus placing it “at risk.” Accordingly, for 2013 the target bonus amount was set at 100% of base salary for Mr. Campanelli, 75% of base salary for Mr. Haughey and 60% of base salary for Mr. Tropiano. Under the terms of Mr. LePore’s employment agreement and separation agreement, he was not eligible to receive a bonus relating to his employment or non-employee service in 2013.

The chief component of the bonus funding target for 2013 consisted of key financial metric targets approved by the Parent Board at the beginning of the year and formally incorporated in our 2013 operating plan. We chose these metrics based upon our detailed analysis of projected sales, on a product-by-product basis, and expenses, based on annual spending required to achieve our short- and long-term goals. Taken as a group, these selected financial parameters provided an objective basis for determining whether our executives had successfully executed on the 2013 operating plan. The second component of the bonus funding target consisted of key strategic objectives that the Parent Board determined would contribute to our longer-term growth and increased stockholder value. The following table sets forth the key financial targets set by the Parent Board for 2013 and our actual performance for 2013:
2013 Financial Performance Objectives and Actual Performance

2013 Financial Metrics:	2013 Performance Target	2013 Performance Results
EBITDA	$302.5 million	$306.9 million
Adjusted Gross Margin	$494.4 million	$502.3 million
Operating Cash Flow	$292.3 million	$265.6 million
Total Cash Flow	$22.5 million	$85.1 million
Capital Expenditures	$19.2 million	$17.5 million
Research & Development Expenditures	$80.6 million	$100.8 million
Selling, General and Administrative Expenses	$132.2 million	$155.2 million
ANDAs Filed	13-17	21
Product Launches	19	16

NON-GAAP FINANCIAL MEASURES
The discussion of our 2013 results in this Compensation Discussion and Analysis section includes non-GAAP measures of EBITDA, Adjusted Gross Margin, Operating Cash Flow, and Total Cash Flow, as well as the non-financial operational metrics of ANDAs filed and Product Launches. The 2013 Financial Performance Objectives also included the GAAP measures Capital Expenditures, Research & Development Expenditures, Selling, General and Administrative Expenses, which are disclosed in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

EBITDA
EBITDA is a non-GAAP financial measure that generally represents earnings (e.g., revenues less expenses) excluding interest, taxes, depreciation, and amortization. In calculating EBITDA for cash incentive purposes in 2013, we added back to loss from continuing operations before benefit for income taxes: (1) amortization of inventory step up established with the purchase accounting related to the Acquisition, (2) certain legal and restructuring costs, (3) amortization expense related to intangible assets as well as intangible asset impairment recorded, (4) certain transaction costs, (5) litigation settlements and loss contingencies, (6) depreciation expense related to property, plant and equipment, (7) interest expense (8) share-based compensation and (9) management fees.
Adjusted Gross Margin
Adjusted gross margin is a non-GAAP measure that represents GAAP gross margin that excludes amortization expense.
Operating Cash Flow
Operating cash flow is a non-GAAP measure that represents EBITDA, as defined above, adjusted for the net change in working capital (current assets less current liabilities) and other cash settled items related to restructuring charges, an annual monitoring fee paid to an affiliate of TPG, and certain legal and accounting fees.
Total Cash Flow
Total cash flow is a non-GAAP measure that represents Operating Cash Flow, as defined above, less cash payments related to (1) legal settlements, (2) payment of taxes, (3) interest, (4) capital expenditures, (5) business acquisitions, net of any cash acquired, and (6) debt principal payments.
Evaluation of Achievement
The key strategic objectives approved by the Parent Board for 2013 included increasing our product development efforts and product launches and executing on new business development opportunities.
We set a minimum threshold and a maximum payout for cash bonus payments: In the event that less than 60% of our targeted 2013 EBITDA goal was achieved, there would be no bonus payable (irrespective of the executive’s performance); in the event that 150% or greater of targeted 2013 EBITDA goal was achieved, executives would have the opportunity to earn up to 200% of their target bonuses; and for performance within these parameters, the bonus pool would be funded at a level determined by the Parent Board. The “Grants of Plan-Based Awards” table sets forth the hypothetical bonus awards available to the Named Executives in 2013 for achieving the minimum (or “threshold”) performance target, the “target” bonus award, and the maximum bonus award.
The Committee approved the bonus payouts under the 2013 annual cash incentive program based on the substantial achievement of our financial and strategic goals set forth above and an assessment of the key accomplishments of each of the Named Executives. For actual amounts awarded to each Named Executive, see column “g” of the “Summary Compensation Table” below.
Long-Term Incentive
Equity-based compensation is an important element of our compensation program for executives. We believe that equity-based compensation is an effective long-term incentive and retention tool, and serves to align the interests of our Named Executives with our stockholders.
The Parent Board established the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the “2012 EIP”), pursuant to which Parent Board approved grants of options to purchase common stock of Parent (“Parent Options”) to senior management, including the Named Executives. The vesting of Parent Options are described in footnote 2 to the “Outstanding Equity Awards at Fiscal Year-End” below. In determining the size of each executive’s equity award, the Parent Board considered factors such as the estimated long-term values of these awards, the size of prior awards granted to the executive, and the executive’s position and responsibilities. There is no program for making ongoing annual grants of equity-based awards under the 2012 EIP; however, a portion of the share pool established under the 2012 EIP remains unallocated and the Committee intends to grant Parent Options out of the remaining portion of the share pool to newly-hired executives and directors and to executives and directors for promotions or excellence. Because the long-term equity incentive grants made to our Named Executives in 2012 were intended to provide incentives over a multi-year period, no long-term equity grants were made to our Named Executives in 2013.
In connection with the Acquisition, Parent also provided our Named Executives (and other executives) with the opportunity to roll over outstanding equity of Par held by them immediately prior to the consummation of the Acquisition into equity of Parent, and each of our Named Executives other than Mr. LePore elected to do so.
Recoupment Policy
Executive Financial Recoupment Program
In July 2013, we established the Executive Financial Recoupment Program (the “Recoupment Program”) that,

beginning in calendar year 2014, generally permits us to recover incentive compensation (which includes equity awards and cash bonuses) from a “covered person” upon a determination that (a) such covered person engaged in significant misconduct (e.g., a violation of a significant law, regulation or our policy) and/or (b) a company representative for whom such covered person had supervisory responsibility engaged in significant misconduct that does not constitute an isolated occurrence and that such covered person knew or should have known was occurring, with respect to the circumstances described in each of subsections (a) and (b), which makes (or with respect to cash bonuses or equity awards already made, would have made) such covered person and/or company representative ineligible for an annual bonus, bonus deferral, or other deferred or unvested equity award in the applicable plan year or subsequent plan year. Subject to applicable law, the Recoupment Program permits us to recover incentive compensation from an executive (i) in the case of a cash bonus, for a period of three years from the date that such bonus was paid (or if the payment of the bonus is deferred, the date that such bonus would have been paid but for the deferral), (ii) in the case of deferred or unvested equity awards, until three years after such executive’s employment termination date and (iii) in the case of vested equity awards, for the three-year period prior to the date that the applicable recoupment determination is made. Under the Recoupment Program, a “covered person” is any company executive at the level of Vice President or above.
Traditional Employee Benefits and Executive Perquisites
In 2013, we maintained broad-based benefits programs for all eligible employees, including Named Executives, which included health insurance, life and disability insurance and dental insurance, to remain competitive in the marketplace and enable us to attract and retain quality employees. We maintained a 401(k) plan, in which eligible employees, including the Named Executives, were permitted to contribute from 1% to 25% of their compensation to the plan. We also matched employee contributions, including those made by Named Executives, to our 401(k) plan in an amount equal to 50% of up to 6% of the employee’s compensation. We believe these broad-based employee benefits are important to attract and retain our employees, including our Named Executives.
In addition, we provided our Named Executives with perquisites and other personal benefits that we believed were reasonable and consistent with our overall compensation program and were intended to enable us to attract and retain highly-qualified employees for key positions. In 2013, perquisites granted to our Named Executives included an automobile allowance, supplemental life insurance, supplemental disability benefits, gym memberships and executive physicals.
Severance and Change of Control
We provide our Named Executives with certain benefits upon termination of their employment in various circumstances, including a change of control, pursuant to employment agreements and our Change in Control Severance Policy (the “Change in Control Policy”). However, the benefits payable to a Named Executive under the Change in Control Policy would be reduced by the severance benefits provided under any employment or severance agreement. We believe providing severance benefits to our Named Executives helps retain their continued services and keep them focused on our long-term interests. Please see “Potential Payments Upon Termination or Change of Control” for a description of the benefits provided to our Named Executives upon termination of their employment in various circumstances.
Tax Consequences and Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code does not apply to us because our equity securities are not publicly held.

Accounting Considerations with Regard to Compensation Practices
We review on an on-going basis our compensation programs and the impact of such compensation programs on our financial statements, including the accounting treatment of equity-based compensation, and our compensation decisions may be influenced by such factors. We made no compensation decisions in 2013 that were based primarily on any such factors.
Compensation Committee Interlocks and Insider Participation
During 2013, the Parent Board established the Committee, consisting of Messrs. Campanelli, LePore and Sisitsky and Dr. Mansukani. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Boards or the Committee.

Compensation Committee Report
The Committee reviewed and approved the Compensation Discussion and Analysis set forth above with our management. Based on such review, the Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE:
Paul V. Campanelli, Chairman
Patrick G. LePore
Todd B. Sisitsky
Dr. Sharad Mansukani
Compensation Risk Assessment
Based on an internal risk assessment of our compensation programs, we do not believe that they were designed in such a way as to encourage executives or other employees to take unnecessary risks that would be reasonably likely to have a material adverse effect on our company.

Summary Compensation Table
The following table sets forth information regarding compensation earned for the fiscal years ended December 31, 2013, December 31, 2012, and December 31, 2011, by our Named Executives. We awarded or paid such compensation to all such persons for services rendered by them in all capacities during the 2013 fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non- Equity Incentive Plan Compensa- tion(3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Paul V. Campanelli, Chief Executive Officer	2013 2012 2011	850,000 615,385 447,885	0 0 0	0 1,666,698 324,987	0 9,067,841 275,017	1,250,000 550,000 450,000	25,623 26,043 24,393	2,125,623 11,925,967 1,522,282
Michael A. Tropiano, Executive Vice President and Chief Financial Officer	2013 2012 2011	475,000 434,615 374,039	0 0 0	0 375,004 674,977	0 2,646,157 253,853	358,750 425,000 375,000	28,248 26,374 26,224	861,998 3,907,150 1,704,093
Thomas J. Haughey, Chief Administrative Officer and General Counsel	2013 2012 2011	650,000 569,231 447,885	0 0 0	0 1,666,698 324,987	0 5,017,841 275,018	587,500 550,000 450,000	24,257 23,177 23,027	1,261,757 7,826,947 1,520,917
Patrick G. LePore, Chairman(5)	2013 2012 2011	33,462 798,077 898,654	0 950,000(6) 0	0 0 1,849,984	0 1,201,500 0	0 5,265,750 1,600,000	2,110,825 26,812 25,312	2,141,287 8,242,139 4,373,950

(1)
Stock Awards: The amounts listed reflect the full grant date values in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these values, see Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Option awards: The amounts listed reflect the full grant date fair values in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these values, see Note 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)
Consists of amounts paid pursuant to our annual incentive program. See the discussion under “-Components of Executive Compensation and Decisions Related to 2013 Compensation for Named Executives- Annual Cash Incentive” for a description of how the amounts paid for 2013 were determined.

(4)	Perquisites and all other compensation for our Named Executives in 2013 consisted of the following:

•	Messrs. Campanelli and Haughey: payments for executive life and disability, 401(k) match, car allowance and gym membership perquisites.

•	Mr. Tropiano: payments for executive life and disability, executive physical, 401(k) match and car allowance perquisites.

•
Mr. LePore: executive life and car allowance perquisites, separation payments totaling $1,830,792 and cash fees for his service as our Non-Executive Chairman totaling $275,000. See “Separation Agreement with Mr. LePore.”

(5)
Mr. LePore was paid an annual salary at the rate of $300,000 through January 31, 2013; thereafter in 2013 his compensation took the form of cash fees at the rate of $300,000 annually (paid in quarterly installments) for his services as non-employee Chairman . He receives no other compensation for his services as non-employee Chairman.

(6)	Mr. LePore received a $950,000 cash bonus for our company’s achievement of certain financial, operational and strategic goals related to the integration of Anchen in 2012.

Grants of Plan-Based Awards
The following table sets forth the grants of plan-based awards made to the Named Executives during 2013.

Name	Grant Date	Potential Future Payouts Under Non-Equity Incentive Plan Awards (1) ($) Threshold Target Maximum
(a)	(b)	(c)	(d)	(e)
Paul V. Campanelli	--	510,000	850,000	1,700,000
Michael A. Tropiano	--	171,000	285,000	570,000
Thomas J. Haughey	--	292,500	487,500	975,000
Patrick G. LePore	--	--	--	--

(1)
We provide performance-based annual bonus awards to the Named Executives under our annual incentive program administered by the Committee. These columns indicate the ranges of possible payouts for 2013 performance for each of the Named Executives. “Threshold” refers to the minimum amount payable for a certain level of performance under the annual incentive program, whereas “Target” refers to the amount payable if the specified performance target is reached, and “Maximum” refers to the maximum payout possible under the program. Actual bonus awards paid in 2013 are set forth in column (g) of the “Summary Compensation Table." For additional discussion of our annual incentive program, see “- Components of Executive Compensation and Decisions Related to 2013 Compensation for Named Executives-Annual Cash Incentive.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based-Awards Table
Employment Agreements. On September 28, 2012, Par Pharmaceutical, Inc. and Parent entered into employment agreements with each of Messrs. Campanelli, Tropiano, Haughey and LePore.
The agreements with Messrs. Campanelli, Tropiano and Haughey amended and restated the employment agreement to which each executive was party immediately prior to September 28, 2012. Each amended and restated employment agreement provides for an initial term that runs from September 28, 2012 to September 28, 2017. Mr. Campanelli is eligible to receive an annual salary of $850,000 and an annual cash bonus with a target of 100% of his base salary and a maximum of 200% of his base salary. Mr. Tropiano is eligible to receive an annual salary of $475,000 and an annual cash bonus with a target of 60% of his base salary and a maximum of 120% of his base salary. Mr. Haughey is eligible to receive an annual salary of $650,000 and an annual cash bonus with a target of 75% of his base salary and a maximum of 150% of his base salary.
Mr. LePore’s agreement relates to his services as Executive Chairman of Parent and the transition to his position as non-Executive Chairman. The agreement provides for an employment term that ran from September 28, 2012 to January 31, 2013 at which point he commenced his services as non-Executive Chairman. Under the agreement, Mr. LePore was entitled to a base salary at an annual rate of (i) $950,000 until October 1, 2012 and (ii) $300,000 for the remainder of his employment term. Mr. LePore was entitled to receive an annual cash bonus for 2012 with a target of 100% of his base salary, prorated to reflect his service as Chief Executive Officer of Par Pharmaceutical, Inc. until October 1, 2012. Mr. LePore was not entitled to an annual cash bonus for the period beginning on October 1, 2012 through the end of the employment term. Upon expiration of the employment term, Mr. LePore became entitled to reimbursement for the cost of COBRA premiums for a period of 18 months. In addition, the agreement provides that Mr. LePore will be compensated at the rate of $300,000 annually for his services as non-employee Chairman.
Severance. The severance and restrictive covenants provisions of each Named Executive’s agreement are described below under “-Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth certain information with respect to the number of shares of common stock covered by exercisable and unexercisable options of Parent held by the Named Executives at December 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1) (#)		Number of Securities Underlying Unexercised Options Unexercisable(2) (#)	Option Exercise Price ($)(3)	Option Expiration Date
(a)	(b)		(c)	(d)	(e)
Paul V. Campanelli	1,329,840			0.25	1/07/2019
	522,864			0.25	1/03/2020
	319,253			0.25	1/05/2021
	1,169,446			0.25	1/04/2022
	2,500,000	(2)	10,000,000	1.00	10/31/2022

Michael A. Tropiano	179,063			0.25	1/03/2020
	294,684			0.25	1/05/2021
	526,257			0.25	1/04/2022
	700,000	(2)	2,800,000	1.00	10/31/2022

Thomas J. Haughey	427,174			0.25	1/07/2019
	750,787			0.25	1/03/2020
	319,253			0.25	1/05/2021
	1,169,446			0.25	1/04/2022
	1,300,000	(2)	5,200,000	1.00	10/31/2022

Patrick G. LePore	356,000	(2)	1,424,000	1.00	10/31/2022

(1)
In conjunction with the Acquisition, the Named Executives were given the opportunity to exchange their stock options in Par for stock options in Parent (“Rollover Stock Options”). The terms of the Par stock options exchanged for Parent stock options were not extended. All Rollover Stock Options maintained their 10 year terms from original grant date. All of the Rollover Stock Options were either vested prior to September 28, 2012 or their vesting was accelerated as of September 28, 2012 in accordance with the terms of the Par stock option agreements and the equity plan under which the options were granted. No additional vesting conditions were imposed on the holders of the Rollover Stock Options. All options shown in this column represent Rollover Stock Options except those options to which footnote (2) relates.

(2)
In conjunction with the Acquisition, the Named Executives were granted stock options in Parent, effectively granted as of October 31, 2012, under the terms of the 2012 EIP. Each such stock option grant was divided into two equal tranches of stock options. Tranche 1 options vest over a five year period from the vesting commencement date (September 28, 2012), provided that the executive remains in continuous employment or other service relationship with us from the date of grant. Tranche 2 options vest based upon the executive’s remaining in continuous employment or other service relationship with the Company and the achievement of specified annual EBITDA targets. If any portion of the Tranche 2 options do not vest based on the achievement of the specified annual EBITDA targets for a particular year, such portion is eligible to vest on the next succeeding fiscal year if a cumulative EBITDA target is met, except with respect to the final 2017 performance tranche, for which there is no subsequent cumulative EBITDA target. In circumstances where the specified annual or cumulative EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event that the Sponsor receives a specified level of return on investment calculated as a multiple of the original equity invested in Parent in respect of the shares of Parent common stock owned by them. In December 2013, the Committee, in its discretion as allowed by the terms of the 2012 EIP and based on the level of 2013 EBITDA achievement relative to target (approximately 99.6%), authorized the vesting of the 2013 portion of Tranche 2 options, including the 20% of all Tranche 2 options held by our Named Executives.

(3)     The exercise price of the Rollover Stock Options, as described in note (1) above, was set at $0.25 per option relative to an estimated fair market value of $1.00 per common share of the Parent in connection with the exchange of the spread value of Par stock options for Parent stock options at the Acquisition. The exercise price of Parent stock options granted on October 31, 2012 represents the fair market value of a share of Parent common stock on the date of grant as determined by the Parent Board.
Option Exercises and Stock Vested
During 2013, none of the Named Executives acquired shares of common stock either by exercise of stock options or the vesting of other stock awards.

 Potential Payments Upon Termination or Change of Control
This section describes the compensation to which a Named Executive may be entitled upon his separation or termination, assuming such events were to occur during 2013 (except for Mr. LePore, whose employment with us terminated on January 31, 2013 and to whom payments upon a termination or change of control would not be owed - see “Separation Agreement with Mr. LePore” below). Such compensation is illustrated in the “Potential Payments Upon Termination” table below.
Change in Control Policy
We provide our Named Executives (and other eligible employees) up to 18 months’ salary continuation, paid COBRA coverage and outplacement services pursuant to our Change in Control Policy upon termination of their employment in connection with a “change in control”. However, the benefits payable to a Named Executive under the Change in Control Policy would be reduced by severance benefits provided to him under any employment or severance agreement with our company or an affiliate. A Named

Executive would be entitled to payments under the Change in Control Policy if, within the 24 month period following a change in control, his employment is either terminated without “cause” or the Named Executive terminates employment with “good reason.”
The Change in Control Policy defines the terms “cause”, “good reason” and “change in control” as follows:
The term “cause” means (i) any act or omission that would reasonably be likely to have a material adverse effect on our business; (ii) conviction of (including any no contest plea) a felony or any other crime (other than ordinary traffic violations); (iii) material misconduct or willful and deliberate non-performance of his duties (other than as a result of disability); (iv) theft, embezzlement, dishonesty or fraud with respect to our company; (v) commission of any act of fraud, dishonesty or moral turpitude which is actually or potentially injurious to the our business interests or reputation; (vi) material breach of any written policy applicable to employees of the Company and its affiliates, where such breach is actually or potentially injurious to our business interests or reputation; or (vii) unauthorized disclosure of any confidential or proprietary information of our company or its affiliates.
The term “good reason” means (i) a material reduction in the eligible employee’s base salary; (ii) the eligible employee’s job responsibilities are substantially reduced in scope; or (iii) a material change in the eligible employee’s principal place of employment.
A “change in control” of our company generally means (i) any individual, firm, corporation or other entity, or any group (as defined in the Exchange Act) becomes, directly or indirectly, the beneficial owner (as defined in the Exchange Act) of more than twenty percent (20%) of the then outstanding shares entitled to vote generally in the election of our directors; (ii) the consummation of (a) a merger or other business combination of our company with or into another corporation pursuant to which our stockholders do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (b) a sale, exchange or other disposition of all or substantially all of our assets; or (iii) our stockholders approve any plan or proposal for our liquidation or dissolution.
Employment Agreements with Named Executives
In connection with the consummation of the Acquisition, Parent and Par Pharmaceutical, Inc. entered into amended and restated employment agreements with Messrs. Campanelli, Tropiano, Haughey and LePore. The employment term under Mr. LePore’s agreement expired on January 31, 2013 - see “Separation Agreement with Mr. LePore” below. The amended and restated employment agreements entitle the executives to receive compensation in the event of termination under certain events, whether before or after a change of control of our company. The various events of termination of employment and the payments and benefits (if any) to which a Named Executive may be entitled under such situations pursuant to his amended and restated employment agreement are described below and illustrated in the “Potential Payments Upon Termination” table below.
Upon death or disability
Upon termination of employment for death or disability, Messrs. Campanelli, Haughey and Tropiano would be entitled to a payment calculated as two times the sum of (i) his annual base salary in effect at the applicable time plus (ii) an amount equal to his annual target cash bonus, in effect as of the termination date, less any life insurance or disability insurance received by the executive or his estate.

Upon termination by us without “cause”; upon termination by the Named Executive (other than Mr. LePore) for “good reason” or our “material breach”; or our non-renewal of the employment agreement
Upon termination of employment of Messrs. Campanelli, Haughey or Tropiano (i) by us without “cause”; (ii) by the executive for “good reason” or our “material breach”; or (iii) by our non-renewal of the employment agreement, the affected executive would be entitled to a payment calculated as two times the sum of (a) his annual base salary in effect at the applicable time plus (b) an amount equal to his annual target cash bonus in effect as of the termination date.
Upon non-renewal of the employment agreement by the Named Executive (other than Mr. LePore); upon termination by the Named Executive (other than Mr. LePore) without “good reason” or our “material breach”; or upon termination by us for “cause”
If the employment of Messrs Campanelli, Haughey or Tropiano is terminated (i) by his non-renewal of the employment agreement, (ii) by his resignation without “good reason” or our “material breach”, or (iii) by us for “cause,” the executive would not be entitled to any severance payments.
The employment agreements with Messrs. Campanelli, Haughey and Tropiano define the terms “cause” and “good reason” or “material breach” as follows:
The term “cause” means (i) conviction of, guilty or no contest plea to, or confession of guilt of, a felony, or other crime involving moral turpitude; (ii) an act or omission in connection with employment that constitutes fraud, criminal misconduct, breach of fiduciary duty, dishonesty, gross negligence, malfeasance, willful misconduct or other conduct that is materially harmful or detrimental to us; (iii) a material breach by the executive of his employment agreement; (iv) continuing failure to perform such duties as are assigned to the executive; (v) knowingly taking any action on our behalf without appropriate authority to take such action; (vi) knowingly taking any action in conflict of interest with us given the executive’s position with us; or (vii) the commission of an act of personal dishonesty by the executive that involves personal profit in connection with our company.

The terms “good reason” or “material breach” generally mean (i) our failure to make any payment that we are required to make to the executive when due or within two business days; (ii) the assignment to the executive, without his written consent, of duties inconsistent with positions, responsibilities and status with us, a change in the executive’s reporting responsibilities, titles or offices or any act constituting a constructive termination or removal of the executive; (iii) a reduction in the executive’s base salary; or (iv) a permanent reassignment (without the executive’s consent) to a primary work location more than 35 miles from our present executive offices.
2012 EIP
With respect to options granted under the 2012 EIP, if the employment of a Named Executive (or other executive) is terminated without “cause” by us or for “good reason” by the executive, in each case, within two years after a “change of control”, all unvested time-based Parent Options held by the executive would become vested and exercisable.
With respect to options granted under the 2012 EIP, the terms “cause” and “good reason” have the meanings ascribed to them, in the case of termination of the employment of Messrs. Campanelli, Haughey or Tropiano, in the affected executive’s employment agreement.
With respect to options granted under the 2012 EIP, the term “change of control” means (i) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, any person (or group of persons acting in concert) other than the Sponsor and its affiliates will have the direct or indirect power to elect a majority of the members of the Parent Board; (ii) any change in the ownership of the capital stock of Parent if, immediately after giving effect thereto, the Sponsor and its affiliates own less than 25% of the common shares of Parent; or (iii) the sale of all or substantially all of the assets of the Parent and its subsidiaries.
Non-compete and Non-solicitation
Messrs. LePore, Campanelli, Tropiano and Haughey have each agreed for 18 months following termination of his employment (or, in the case of Mr. LePore, termination of his service as non-executive Chairman) with us not to solicit business or employees away from us and not to provide any services that may compete with our business, regardless of the reason for such termination.
Estimated Value of Benefits to Be Received Upon Involuntary Separation Not Related to a Change of Control or Upon Qualifying Termination Following a Change of Control
The following table shows the estimated value of payments and other benefits to be received by our Named Executives (except Mr. LePore who terminated his employment as Executive Chairman on January 31, 2013 - see “Separation Agreement with Mr. LePore” below) under the terms of their respective employment agreements or other arrangements in effect on December 31, 2013, assuming the employment of such individual terminates under one of the following circumstances as of December 31, 2013. There are no income tax or excise tax gross-ups of any kind.

Potential Payments Upon Termination

Compensation Program	For “Cause”	By the Company Without “Cause;”By Executive for Good Reason or Company Material Breach; Non-Renewal of Agreement by Company; Death or Disability	By the Executive Without Good Reason or Company Material Breach; or Non-Renewal of Agreement by Executive	By the Company Without “Cause” or for Good Reason by Executive if within the two year period after CoC
Cash Severance
Mr. Campanelli	--	$3,400,000(1)	--	(2)
Mr. Tropiano	--	$1,520,000(1)	--	(2)
Mr. Haughey	--	$2,275,000(1)	--	(2)
Equity Value(3)
Mr. Campanelli	--	--	--	--
Mr. Tropiano	--	--	--	--
Mr. Haughey	--	--	--	--
Perquisites/Benefits (4)
Mr. Campanelli	--	$35,520	--	(2)
Mr. Tropiano	--	$35,520	--	(2)
Mr. Haughey	--	$35,520	--	(2)

(1)
Upon termination, the Named Executive would be entitled to two times the sum of annual base salary plus an amount equal to his target bonus in effect as of the termination date. Life insurance and disability insurance received by the Named Executive will be deducted from the amount payable upon termination.

(2)	If a Named Executive is terminated after a change of control, the severance amounts are the same as before the change of control and are determined based on the trigger event for termination.

(3)
Assumes the triggering event took place on the last day of the fiscal year, December 31, 2013, and the price per share is the fair market value as of that date as determined by the Parent Board ($1.00). Tranche 1 (time-vesting) stock options in Parent would vest for terminations by us without cause or for good reason by executive if within the two year period after change of control. However, these stock options have a $1.00 strike price and therefore have zero value (based on their spread) at December 31, 2013 assuming fair value per share of $1.00.

(4)
Represents the Named Executives’ entitlement to participate, at our expense, in all of our medical and health plans and programs in accordance with COBRA for a period of 18 months (not applicable upon termination in the event of death).

Separation Agreement with Mr. LePore
We entered into a separation agreement and release with Mr. LePore in connection with his termination of employment as Executive Chairman, effective January 31, 2013. In accordance with the terms of his amended and restated employment agreement, we agreed to pay Mr. LePore severance payments totaling $4,490,000 in equal semi-monthly installments, commencing March 2013 through March 2015. In addition, for up to 18 months following January 31, 2013, we will make monthly payments to Mr. LePore, at his election, to cover the cost of premiums for COBRA continuation coverage. Consistent with the terms of his amended and restated employment agreement, all equity awards granted to Mr. LePore during his employment that were outstanding as of his separation date will vest (or fail to vest) in accordance with and subject to the applicable equity plans. Pursuant to the separation and release agreement, Mr. LePore, among other things (i) waived any claim that he may have against us in connection with his employment agreement and (ii) acknowledged his obligations under his employment agreement that he remains subject to the non-disclosure of confidential information, non-competition and non-solicitation provisions set forth therein. Consistent with his separation and release agreement, the value of Mr. LePore’s separation payments includes $4,509,235 in cash.
Director Compensation
Dr. Mansukani, who was appointed to the Parent Board by TPG effective as of the closing of the Acquisition, and Mr. LePore, since the expiration of his employment term on January 31, 2013, are the only Directors serving on the Parent Board who receive compensation for their service to the Parent Board. Mr. LePore’s compensation for his service as our Non-Executive Chairman is disclosed in the “Summary Compensation Table” above. The other members of the Parent Board were employees of either (i) us or (ii) TPG and received no compensation for services rendered to the Parent Board during 2013.
The following table sets forth the 2013 compensation of the directors serving on the Parent Board (other than directors who are Named Executives):

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Total
Sharad Mansukani	$ 75,000(2)	$115,000 (3)	$335,000(4)	$525,000
Todd B. Sisitsky	--	--	--	--
Jeffrey K. Rhodes	--	--	--	--

(1)	Other than the stock awards and stock options listed in the table above, none of our directors held any stock awards or stock options at the end of fiscal year 2013.

(2)	Includes 2013 annual retainer of $60,000 and retroactive payment in 2013 for retainer for the period September 28, 2012 to December 31, 2012.

(3)
On March 12, 2013, Dr. Mansukani received an annual grant (for the 2012 fiscal year) of 50,000 restricted stock units, 50% of which vest on each of the first two anniversaries of September 28, 2012; a one-time grant of 15,000 restricted stock units, which vested on September 28, 2013. On November 19, 2013, Dr. Mansukani received an annual grant (for the 2013 fiscal year) of 50,000 restricted units, 50% of which vest on each of the first two anniversaries of September 28, 2013.

(4)
Dr. Mansukani received a one-time grant for an option to purchase 500,000 shares of Parent’s common stock pursuant to the 2012 EIP on March 12, 2013, 20% of which vest on each of the first, second, third, fourth and fifth anniversaries of September 28, 2012.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Holdings owns 100% of the issued and outstanding shares of common stock of Sky Growth Intermediate Holdings I Corporation which, in turn, owns 100% of the issued and outstanding shares of common stock of Sky Growth Intermediate Holdings II Corporation. All of the issued and outstanding shares of common stock of Par Pharmaceutical Companies, Inc. are held by Sky Growth Intermediate Holdings II Corporation.
The following table sets forth certain information as of March 15, 2014 with respect to shares of Holdings common stock beneficially owned by (i) each of Par Pharmaceutical Companies, Inc.’s directors, (ii) each of Par Pharmaceutical Companies, Inc.’s named executive officers, (iii) all of Par Pharmaceutical Companies, Inc.’s directors and executive officers as a group and (iv) each person known to Par Pharmaceutical Companies, Inc. to be the beneficial owner of more than 5% of the outstanding Holdings common stock as of such date. The beneficial ownership percentages reflected in the table below are based on 782,362,445 shares of

Holdings common stock outstanding as of March 15, 2014.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage.
Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o Par Pharmaceutical Companies, Inc., 300 Tice Boulevard, Woodcliff Lake, New Jersey 07677.

Name	Shares of Parent Common Stock Beneficially Owned	Percentage of Parent Common Stock Outstanding
5% shareholders
TPG (1)	776,071,428	99.2%
Directors and executive officers
Paul V. Campanelli (2)	5,841,403	*
Michael A. Tropiano (3)	1,700,004	*
Thomas J. Haughey (4)	3,966,660	*
Patrick G. LePore (5)	4,356,000	*
All executive officers and directors as a group (4 persons)	15,864,067	2.0%

*	Less than 1%.
(1)
Includes 609,737,616 shares of common stock of Holdings held by TPG Sky, L.P., a Delaware limited partnership (“Sky”), 158,833,812 shares held by TPG Sky Co-Invest, L.P., a Delaware limited partnership (“Sky Co-Invest”) and 7,500,000 shares held by TPG Biotechnology Partners IV, L.P., a Delaware limited partnership (“Biotech IV” and together with Sky and Sky Co-Invest, the “TPG Funds”). The general partner of Sky is TPG Advisors V, Inc., a Delaware corporation (“Advisors V”). The general partner of Sky Co-Invest is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). The general partner of Biotech IV is TPG Biotechnology GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG Biotech GenPar IV Advisors, LLC, a Delaware limited liability company, the sole member of TPG Biotech GenPar IV Advisors, LLC is TPG Holdings I, L.P. The business address of each of the entities listed in this note is c/o TPG Capital, L.P., 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(2)
Includes 3,341,403 shares of Holdings common stock issuable upon exercise by Mr. Campanelli of Rollover Stock Options and 2,500,000 shares of Holdings common stock issuable upon exercise of Parent stock options, all of which are fully vested.

(3)
Includes 1,000,004 shares of Holdings common stock issuable upon exercise by Mr. Tropiano of Rollover Stock Options, and 700,000 shares of Holdings common stock issuable upon exercise of Parent stock options, all of which are fully vested.

(4)
Includes 2,666,660 shares of Holdings common stock issuable upon exercise by Mr. Haughey of Rollover Stock Options, and 1,300,000 shares of Holdings common stock issuable upon exercise of Parent stock options, all of which are fully vested.

(5)
Includes 2,000,000 shares held by Mr. LePore, 356,000 shares issuable upon exercise by Mr. LePore of Parent stock options and 2,000,000 shares held by Park Street Investors, L.P., a Delaware limited partnership. The General Partnership of Park Street Investors, L.P. is Park Street Investment Corporation (“PSIC”), a Delaware corporation, of which Mr. LePore and his spouse are officers and directors, and together they own a majority of the outstanding stock of PSIC.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
Management Agreement
In connection with the Acquisition, we entered into a management services agreement with an affiliate of TPG (the “Manager”), pursuant to which the Manager (or its designees) will provide us with certain management services until 2022, with evergreen one-year extensions thereafter. Pursuant to the agreement, upon the closing of the Acquisition, the Manager received a one-time transaction fee of $20.0 million and was reimbursed for all out-of-pocket expenses incurred by or on behalf of the Manager or its affiliates related to the Acquisition.
In addition, the management services agreement provides that the Manager (or its designees) will receive an aggregate annual retainer fee equal to the lesser of (i) 1% of Adjusted EBITDA or (ii) $4.0 million. The management services agreement further provides that the Manager (or its designees) will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally-recognized investment banks for serving as financial advisor in similar transactions. The management agreement also provides for reimbursement of out-of-pocket expenses incurred by the Manager (or its designees).
The management services agreement includes customary exculpation and indemnification provisions in favor of the Manager, its designees and each of their respective affiliates. The management services agreement may be terminated by the Manager, or upon an initial public offering or change of control unless the Manager agrees otherwise. In the event the management services agreement is terminated, we expect to pay the Manager (or its designees) all unpaid fees and expenses due with respect to periods prior to such termination plus the sum of the net present values of the aggregate annual retainer fees that would have been payable with respect to the period from the date of termination until the expiration date in effect immediately prior to such termination.
Indemnification of Directors and Officers; Directors’ and Officers’ Insurance
The current directors and officers of Par and its subsidiaries are entitled under the merger agreement relating to the Acquisition to continued indemnification and insurance coverage.
Other
TPG and its affiliates have ownership interests in a broad range of companies, which we refer to as “Sponsor portfolio companies.” In the ordinary course of business, we enter into agreements with a number of companies, which may include some Sponsor portfolio companies.

ITEM 14.  Principal Accountant Fees and Services
Refer to our Registration Statement on Form S-4 dated August 14, 2013, section "Change in Auditors" for a description of the dismissal of Deloitte & Touche, LLP and the engagement of Ernst & Young, LLP for 2013.
Audit Fees and Services
The following table summarizes certain fees billed by Ernst & Young, LLP for 2013 and by Deloitte & Touche, LLP for 2012:

Fee Category:	2013	2012

Audit fees	$1,190,000	$2,135,000
Audit-related fees	—	325,000
Tax fees	—	—
All other fees	—	—
Total fees	$1,190,000	2,460,000

Set forth below is a description of the nature of the services that Ernst & Young and Deloitte & Touche provided to us in exchange for such fees.
Audit Fees
Audit fees represent fees Ernst & Young and Deloitte & Touche billed us for the audit of our annual financial statements and the review of our quarterly financial statements and for services normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
During fiscal 2013, there were no fees billed to us for professional services rendered by Ernst & Young for any audit-related fees. During fiscal 2013 and 2012, Deloitte & Touche provided audit-related services primarily related to our Offering Circular and our Registration Statement on Form S-4 and for their consents to reissue their 2012 audit opinion in our 2013 Annual Report on Form 10-K , which are reflected in the 2012 column.
Tax Fees
During fiscal 2013 and fiscal 2012, there were no fees billed to us for professional services rendered by Ernst & Young and Deloitte & Touche for tax compliance, tax advice and tax planning.
All Other Fees
During fiscal 2013 and fiscal 2012, there were no fees billed to us for professional services rendered by Ernst & Young and Deloitte & Touche for other products or services.

Policy for Pre-Approval of Independent Registered Public Accounting Firm
Pursuant to our policy on Pre-Approval of Audit and Non-Audit Services, we discourage the retention of our independent registered public accounting firm for non-audit services. We will not retain our independent registered public accounting firm for non-audit work unless:

•	In the opinion of senior management, the independent registered public accounting firm possesses unique knowledge or technical expertise that is superior to that of other potential providers;

•	The approval of the Chair of the Audit Committee is obtained prior to the retention; and

•	The retention will not affect the status of the independent registered public accounting firm as “independent accountants” under applicable rules of the SEC, and the PCAOB.

During fiscal 2013 and 2012, all of the services provided by Ernst & Young and Deloitte & Touche for the services described above were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV
ITEM 15.  Exhibits

ITEM 15.  (a) (1)  FINANCIAL STATEMENTS

Page Number

Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F- 4

Consolidated Statements of Operations for the year ended December 31, 2013 (Successor), the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 5

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013 (Successor), the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 6

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2013 (Successor), the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 7

Consolidated Statements of Cash Flows for the year ended December 31, 2013 (Successor), the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 8

Notes to Consolidated Financial Statements	F- 10

ITEM 15. (a) (2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not applicable, or not required because the required information is included in the consolidated financial statements or notes thereto.

ITEM 15.  (a) (3)  EXHIBITS

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger dated as of August 23, 2011 between Par Pharmaceutical, Inc. and Admiral Acquisition Corp., on the one hand, and Anchen Incorporated and Chih-Ming Chen, Ph.D. as securityholders representative on the other hand-previously filed as an exhibit to our Current Report on Form 8-K dated November 18, 2011 and incorporated herein by reference.

2.2
Agreement and Amendment to Agreement and Plan of Merger entered into as of November 17, 2011 between Par Pharmaceutical, Inc. and Admiral Acquisition Corp., on the one hand, and Anchen Incorporated and Chih-Ming Chen, Ph.D. as securityholders representative on the other hand. Incorporated herein by reference to Exhibit 2.1 to the Form 8-K dated August 24, 2011.

2.3
Agreement and Plan of Merger by and between Par Pharmaceutical Companies, Inc., on the one hand, and Sky Growth Holdings Corporation and Sky Growth Acquisition Corporation, on the other hand-previously filed as an exhibit to our Current Report on Form 8-K dated July 16, 2012 and incorporated herein by reference.

2.4
Agreement and Plan of Merger dated as of January 17, 2014 by and among JHP Group Holdings, Inc., Par Pharmaceutical Companies, Inc., Juniper Mergeco, Inc. and WP JHP Representative, LLC, solely in its capacity as the Representative - previously filed as an exhibit to our Current Report on Form 8-K dated January 17, 2014 and incorporated herein by reference.

3.1
Amended and Restated Certificate of Incorporation of Par Pharmaceutical Companies, Inc.-previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

Exhibit No.	Exhibit
3.2	Amended and Restated Bylaws of Par Pharmaceutical Companies, Inc.-previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.
4.1
Indenture, dated as of September 28, 2012, between Sky Growth Acquisition Corporation, which on September 28, 2012 was merged with and into Par Pharmaceutical Companies, Inc., and Wells Fargo Bank, National Association, as Trustee - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

4.2
Supplemental Indenture, dated as of September 28, 2012, among Par Pharmaceutical Companies, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference

4.4
Registration Rights Agreement, dated as of September 28, 2012, by and between Sky Growth Acquisition Corporation, which on September 28, 2012 was merged with and into Par Pharmaceutical Companies, Inc., and Goldman, Sachs & Co., as representative of the several initial purchasers set forth on Schedule A thereto - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

4.5
Registration Rights Agreement Joinder, dated as of September 28, 2012, by and between Par Pharmaceutical Companies, Inc., the Guarantors party thereto and Goldman, Sachs & Co., as representative of the several initial purchasers set forth on Schedule A thereto - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

4.6	Second Supplemental Indenture, dated as of February 20, 2014, among the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.**
10.1
Lease Agreement, dated as of January 1, 1993, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1996 and incorporated herein by reference.

10.2
Lease Extension and Modification Agreement, dated as of August 30, 1997, between Par Pharmaceutical, Inc. and Ramapo Corporate Park Associates-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 1997 and incorporated herein by reference.

10.3
Lease Agreement, dated as of May 24, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.4
Second Amendment to Lease Agreement, dated as of December 19, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.5
Third Amendment to Lease Agreement, dated as of December 20, 2002, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates L.L.C.-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended 2003 and incorporated herein by reference.

10.6
Seventh Amendment to Lease Agreement, dated as of February 24, 2010, between Par Pharmaceutical, Inc. and 300 Tice Realty Associates, Inc.-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2009 and incorporated herein by reference

10.7
License and Supply Agreement, dated as of April 26, 2001, between Elan Transdermal Technologies, Inc. and Par Pharmaceutical, Inc.-previously filed as an exhibit to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 and incorporated herein by reference.**

10.8
Patent and Know How License Agreement, dated June 14, 2002, between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.-previously filed as an exhibit to our Quarterly Report on Form 10-Q/A Amendment No. 1 for the quarter ended June 30, 2002 and incorporated herein by reference.**

Exhibit No.	Exhibit
10.9
License Agreement, dated as of August 12, 2003, by and between Mead Johnson & Company, Bristol-Myers Squibb Company and Par Pharmaceutical, Inc.-previously filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference.**

10.10
Product Development and Patent License Agreement, dated as of October 22, 2003, by and between Nortec Development Associates, Inc. and Par Pharmaceutical, Inc.-previously filed as an exhibit to our Annual Report on Form 10-K for the fiscal year 2003 and incorporated herein by reference.**

10.11
Credit Agreement, dated as of September 28, 2012, among Sky Growth Acquisition Corporation, Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Sky Growth Intermediate Holdings II Corporation, Bank of America, N.A., as administrative agent, and the other lenders party thereto- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.12
Security Agreement, dated as of September 28, 2012, among Sky Growth Acquisition Corporation, Par Pharmaceutical Companies, Inc., Sky Growth Intermediate Holdings II Corporation, Par Pharmaceutical, Inc., the Subsidiary Guarantors party thereto, and Bank of America, N.A., as administrative agent- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.13
Guaranty, dated as of September 28, 2012, among Sky Growth Intermediate Holdings II Corporation, the Other Guarantors party thereto, and Bank of America, N.A., as administrative agent- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.14
Amendment No. 1, dated as of February 6, 2013, by and among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Sky Growth Intermediate Holdings II Corporation, the Lead Arrangers and Bank of America, N.A., as administrative agent - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.15
Amendment No. 2, dated as of February 20, 2013, among Par Pharmaceutical Companies, Inc., the Revolving Credit Lenders party thereto and Bank of America, N.A., as administrative agent- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.16
Amendment No. 3, dated as of February 28, 2013, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Sky Growth Intermediate Holdings II Corporation, the Subsidiary Guarantors party thereto and Bank of America, N.A., as administrative agent- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.

10.17
Amendment No. 4 to the Credit Agreement, dated as of February 20, 2014, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Sky Growth Intermediate Holdings II Corporation, the Subsidiary Guarantors party thereto and Bank of America, N.A., as administrative agent, and Bank of America, N.A., Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as lead arrangers - previously filed as an exhibit to our Current Report on Form 8-K dated February 20, 2014 and incorporated herein by reference.

10.18
Incremental Term B-2 Joinder Agreement, dated as of February 20, 2014, among Par Pharmaceutical Companies, Inc., Par Pharmaceutical, Inc., Sky Growth Intermediate Holdings II Corporation, the Subsidiary Guarantors party thereto and Bank of America, N.A., as administrative agent, and Bank of America, N.A., and Goldman Sachs Bank USA, as lead arrangers - previously filed as an exhibit to our Current Report on Form 8-K dated February 20, 2014 and incorporated herein by reference.

10.19
Amended and Restated Employment Agreement, dated as of September 28, 2012, by and between Par Pharmaceutical, Inc., Sky Growth Holdings Corporation and Paul Campanelli- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference.***

Exhibit No.	Exhibit
10.20
Amended and Restated Employment Agreement, dated as of September 28, 2012, by and between Par Pharmaceutical, Inc., Sky Growth Holdings Corporation and Thomas Haughey- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.21
Amended and Restated Employment Agreement, dated as of September 28, 2012, by and between Par Pharmaceutical, Inc., Sky Growth Holdings Corporation and Michael Tropiano- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.22
Management Services Agreement, dated as of September 28, 2012, by and among Sky Growth Acquisition Corporation, Sky Growth Intermediate Holdings I Corporation, Sky Growth Intermediate Holdings II Corporation, Sky Growth Holdings Corporation and TPG VI Management, LLC- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.23	Sky Growth Holdings Corporation 2012 Equity Incentive Plan- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.24	Form of Long-Term Cash Incentive Award Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.25	Form of Non-Statutory Stock Option Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.26	Form of Non-Statutory Rollover Option Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.27	Form of Restricted Stock Unit Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.28
Amended and Restated Employment Agreement, dated as of September 28, 2012, by and between Par Pharmaceutical, Inc., Sky Growth Holdings Corporation and Patrick LePore- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10-29
Separation Agreement and Release, dated January 31, 2013, among Patrick LePore, Par Pharmaceutical Companies Inc. and Par Pharmaceutical, Inc.- - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.30
Employment Agreement, dated as of February 12, 2014, by and between Par Pharmaceutical, Inc. (“Par”), Sky Growth Holdings Corporation (“Parent,” together with Par, “Employer”), on the one hand, and Terrance Coughlin, on the other.** ***

21	Subsidiaries of Par Pharmaceutical Companies, Inc.**
31.1	Certification of Principal Executive Officer (attached herewith).^^
31.2	Certification of Principal Financial Officer (attached herewith).^^
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*
101 INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Scheme Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101 LA	XBRL Taxonomy Label Linkbase Document*

Exhibit No.	Exhibit
101.PRE	XBRL Taxonomy Linkbase Document*

*	Furnished herewith
**	Filed herewith
***	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.
****	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).
^^
The certifications filed as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed to be filed with the SEC and are not to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in this filing

_________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2014
PAR PHARMACEUTICAL COMPANIES, INC.
(Company)
/s/ Paul V. Campanelli
Paul V. Campanelli
Chief Executive Officer

/s/ Michael A. Tropiano
Michael A. Tropiano
Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ Paul V. Campanelli Paul V. Campanelli	Chief Executive Officer; Director, Par Pharmaceutical Companies, Inc. (Principal Executive Officer)	March 18, 2014
/s/ Thomas J. Haughey Thomas J. Haughey	General Counsel and Chief Administrative Officer; Director, Par Pharmaceutical Companies, Inc.	March 18, 2014
/s/ Michael A. Tropiano Michael A. Tropiano	Executive Vice President and Chief Financial Officer; Director, Par Pharmaceutical Companies, Inc. (Principal Accounting and Financial Officer)	March 18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT ON FORM 10-K

Page

Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F- 4

Consolidated Statements of Operations for the year ended December 31, 2013 (Successor), for the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 5

Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2013 (Successor), for the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 6

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2013 (Successor), for the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 7

Consolidated Statements of Cash Flows for the year ended December 31, 2013 (Successor), for the periods September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor)
F- 8

Notes to Consolidated Financial Statements	F- 10

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheet of Par Pharmaceutical Companies, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Par Pharmaceutical Companies, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 18, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated financial statements of Par Pharmaceutical Companies, Inc. and subsidiaries ("Successor" or the “Company”), which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the period September 29, 2012 through December 31, 2012. We have also audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Par Pharmaceutical Companies, Inc. and subsidiaries (“Predecessor”) for the period January 1, 2012 through September 28, 2012 and the year ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Successor as of December 31, 2012, and the results of its operations and its cash flows for the period September 29, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor as of December 31, 2011, and the results of its operations and its cash flows for the period January 1, 2012 through September 28, 2012 and the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, Par Pharmaceutical Companies, Inc. was acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements for the period September 29, 2012 through December 31, 2012, are not comparable with prior periods.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 20, 2013
(August 14, 2013 as to Note 15)

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$130,080	$36,794
Available for sale marketable debt securities	3,541	11,727
Accounts receivable, net	143,279	123,091
Inventories	117,307	112,174
Prepaid expenses and other current assets	13,980	31,720
Deferred income tax assets	55,932	56,364
Income taxes receivable	1,458	2,198
Total current assets	465,577	374,068

Property, plant and equipment, net	127,276	131,630
Intangible assets, net	1,092,648	1,375,999
Goodwill	849,652	850,652
Other assets	96,342	108,264
Total assets	$2,631,495	$2,840,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$21,462	$10,550
Accounts payable	31,181	37,674
Payables due to distribution agreement partners	79,117	66,520
Accrued salaries and employee benefits	20,700	12,924
Accrued government pricing liabilities	35,829	42,162
Accrued legal fees	4,395	4,753
Accrued legal settlements	41,367	68,976
Payable to former Anchen securityholders	2,305	13,399
Accrued interest payable	7,629	9,336
Accrued expenses and other current liabilities	14,986	10,496
Total current liabilities	258,971	276,790

Long-term liabilities	20,322	14,119
Non-current deferred tax liabilities	288,783	372,796
Long-term debt, less current portion	1,516,057	1,531,813
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share, 100 shares authorized and issued	—	—
Additional paid-in capital	686,577	677,650
Accumulated deficit	(138,416)	(32,545)
Accumulated other comprehensive (loss) income	(799)	(10)
Total stockholders' equity	547,362	645,095
Total liabilities and stockholders’ equity	$2,631,495	$2,840,613

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	For the Year Ended	For the period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Net product sales	$1,062,453	$237,338	$780,797	$887,495
Other product related revenues	35,014	8,801	23,071	38,643
Total revenues	1,097,467	246,139	803,868	926,138
Cost of goods sold, excluding amortization expense	595,166	157,893	431,174	526,288
Amortization expense	184,258	42,801	30,344	13,106
Total cost of goods sold	779,424	200,694	461,518	539,394
Gross margin	318,043	45,445	342,350	386,744
Operating expenses:
Research and development	100,763	19,383	66,606	46,538
Selling, general and administrative	155,164	45,525	165,604	173,378
Intangible asset impairment	100,093	—	5,700	—
Settlements and loss contingencies, net	25,650	10,059	45,000	190,560
Restructuring costs	1,816	241	—	26,986
Total operating expenses	383,486	75,208	282,910	437,462
Gain on sale of product rights and other	—	—	—	125
Operating (loss) income	(65,443)	(29,763)	59,440	(50,593)
Gain on marketable securities and other investments, net	1,122	—	—	237
Gain on bargain purchase	—	5,500	—	—
Interest income	87	50	424	736
Interest expense	(95,484)	(25,985)	(9,159)	(2,676)
Loss on debt extinguishment	(7,335)	—	—	—
(Loss) income from continuing operations before (benefit) provision for income taxes	(167,053)	(50,198)	50,705	(52,296)
(Benefit) provision for income taxes	(61,182)	(17,682)	29,447	(5,996)
(Loss) income from continuing operations	(105,871)	(32,516)	21,258	(46,300)
Discontinued operations:
Provision (benefit) for income taxes	—	29	83	(20,155)
(Loss) income from discontinued operations	—	(29)	(83)	20,155
Net (loss) income	$(105,871)	$(32,545)	$21,175	$(26,145)

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the Year Ended	For the period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net (loss) income	$(105,871)	$(32,545)	$21,175	$(26,145)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(27)	(10)	36	(124)
Unrealized loss on cash flow hedges, net of tax	(1,411)	—	—	—
Less: reclassification adjustment for net losses included in net income (loss), net of tax	649	—	—	—
Other comprehensive (loss) income	(789)	(10)	36	(124)
Comprehensive (loss) income	$(106,660)	$(32,555)	$21,211	$(26,269)

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, January 1, 2011 (Predecessor)	38,873	$389	$373,764	$329,129	$137	$(74,975)	$628,444
Net (loss) income	—	—	—	(26,145)	—	—	(26,145)
Unrealized loss on available for sale securities, $188 net of tax of $64	—	—	—	—	(124)	—	(124)
Exercise of stock options	668	7	10,343	—	—	—	10,350
Tax benefit related to the expiration of stock options	—	—	(649)	—	—	—	(649)
Employee stock purchase program	—	—	333	—	—	—	333
Purchase of treasury stock	—	—	—	—	—	(8,004)	(8,004)
Compensatory arrangements	—	—	9,830	—	—	—	9,830
Cash settlement of share-based compensation	—	—	(4,133)	—	—	—	(4,133)
Restricted stock grants	170	1	(1)	—	—	—	—
Forfeitures of restricted stock	(33)	—	—	—	—	—	—
Other	—	—	(321)	—	—	—	(321)
Balance, December 31, 2011 (Predecessor)	39,678	397	389,166	302,984	13	(82,979)	609,581
Net (loss) income	—	—	—	21,175	—	—	21,175
Unrealized loss on available for sale securities, $48 net of tax of $12	—	—	—	—	36	—	36
Exercise of stock options	394	4	11,312	—	—	—	11,316
Tax benefit related to share-based compensation	—	—	7,946	—	—	—	7,946
Employee stock purchase program	—	—	266	—	—	—	266
Purchase of treasury stock	—	—	—	—	—	(2,163)	(2,163)
Compensatory arrangements	—	—	7,282	—	—	—	7,282
Restricted stock grants	99	1	(1)	—	—	—	—
Forfeitures of restricted stock	(10)	—	—	—	—	—	—
Balance, September 28, 2012 (Predecessor)	40,161	402	415,971	324,159	49	(85,142)	655,439

Balance, September 29, 2012 (Successor)	—	—	—	—	—	—	—
Net (loss) income	—	—	—	(32,545)	—	—	(32,545)
Unrealized loss on available for sale securities, $17 net of tax of $7	—	—	—	—	(10)		(10)
Capital contribution from parent	—	—	675,410	—	—	—	675,410
Compensatory arrangements	—	—	2,240	—	—	—	2,240
Balance, December 31, 2012 (Successor)	—	—	677,650	(32,545)	(10)	—	645,095
Net (loss) income	—	—	—	(105,871)	—	—	(105,871)
Unrealized loss on available for sale securities, $43 net of tax of $16	—	—	—	—	(27)	—	(27)
Unrealized loss on cash flow hedges, $2,203 net of tax of $792	—	—	—	—	(1,411)	—	(1,411)
Reclassification adjustment for net losses included in net loss, $1,014 net of tax of $365	—	—	—	—	649	—	649
Compensatory arrangements	—	—	9,154	—	—	—	9,154
Cash settlement of Holdings stock option exercises	—	—	(327)	—	—	—	(327)
Cash contribution from Holdings Board Member	—	—	100	—	—	—	100
Balance, December 31, 2013 (Successor)	—	$—	$686,577	$(138,416)	$(799)	$—	$547,362
The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(105,871)	$(32,545)	$21,175	$(26,145)
Deduct (Loss) income from discontinued operations	—	(29)	(83)	20,155
(Loss) income from continuing operations	(105,871)	(32,516)	21,258	(46,300)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(81,847)	(21,590)	12,103	(3,257)
Resolution of tax contingencies	—	—	(5,256)	(4,405)
Amortization of debt issuance costs	10,734	2,633	1,876	1,400
Depreciation and amortization	207,646	50,348	44,426	28,036
Cost of goods on acquired inventory step up	6,557	21,543	—	—
Intangible asset impairment	100,093	—	5,700	24,226
Allowances against accounts receivable	44,367	33,232	19,206	24,439
Share-based compensation expense	9,154	2,240	7,282	9,830
Gain on bargain purchase	—	(5,500)	—	—
Loss on debt extinguishment	7,335	—	—	—
Other, net	438	338	159	1,298
Changes in assets and liabilities:
Increase in accounts receivable	(64,554)	(42,421)	(7,168)	(39,588)
(Increase) decrease in inventories	(11,690)	(15,013)	15,838	(12,191)
Decrease (increase) in prepaid expenses and other assets	16,846	(22,770)	(21,315)	(2,854)
Increase (decrease) in accounts payable, accrued expenses and other liabilities, excluding DOJ payment	1,180	(23,351)	58,050	39,200
Payment to Department of Justice (DOJ)	(46,071)	—	—	—
Increase (decrease) in payables due to distribution agreement partners	12,597	10,537	(13,376)	43,264
Decrease in income taxes receivable/payable	6,130	13,710	14,977	1,880
Net cash provided by (used in) operating activities	113,044	(28,580)	153,760	64,978
Cash flows from investing activities:
Capital expenditures	(17,465)	(10,306)	(11,454)	(11,600)
Adjustment to purchase price of Anchen acquisition	—	—	3,786	—
Sky Growth Merger	—	(1,908,725)	—	—
Business acquisitions, net of any cash acquired	(1,733)	(110,000)	(34,868)	(412,753)
Purchases of intangibles	(1,000)	—	(15,000)	(34,450)
Purchases of available for sale marketable debt securities	—	—	(6,566)	(26,026)
Proceeds from available for sale of marketable debt securities	8,000	2,500	17,500	26,973
Net cash used in investing activities	(12,198)	(2,026,531)	(46,602)	(457,856)
Cash flows from financing activities:
Proceeds from debt	198,889	1,545,000	—	350,000
Proceeds from equity contributions, net	1,616	675,466	—	—
Payment of debt	(206,881)	(339,512)	(8,750)	(4,375)
Payments to extinguish debt	(1,412)	—	—	—
Debt issuance costs	—	(67,928)	—	(7,451)
Proceeds from share-based compensation plans	—	—	11,582	10,683
Excess tax benefits on share-based compensation	228	—	8,536	—
Purchase of treasury stock	—	—	(2,163)	(8,004)
Cash settlement of share-based compensation	—	—	—	(4,133)
Net cash (used in) provided by financing activities	(7,560)	1,813,026	9,205	336,720
Net increase (decrease) in cash and cash equivalents	93,286	(242,085)	116,363	(56,158)
Cash and cash equivalents at beginning of period	36,794	278,879	162,516	218,674
Cash and cash equivalents at end of period	$130,080	$36,794	$278,879	$162,516

	For the Year Ended	For the Period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$14,902	$(11,667)	$6,165	$(260)
Interest paid	$86,187	$13,969	$6,615	$1,361
Non-cash transactions:
Capital expenditures incurred but not yet paid	$2,254	$460	$708	$764
Equity contribution from management shareholders	$—	$4,131	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, and nasal spray products.
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
Although the Company continued as the same legal entity after the Merger, the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows are presented for two periods in 2012: Predecessor and Successor, which relate to the period preceding the Merger (January 1, 2012 to September 28, 2012) and the period succeeding the Merger (September 29, 2012 to December 31, 2012). The Merger and the allocation of the purchase price were recorded as of September 29, 2012. Although the accounting policies followed by the Company are consistent for the Predecessor and Successor periods, with the exception of the change in the annual evaluation date for goodwill from December 31st to October 1st, financial information for such periods have been prepared under two different historical cost bases of accounting and are therefore not comparable. The results of the periods presented are not necessarily indicative of the results that may be achieved in future periods.

Note 1 – Summary of Significant Accounting Policies:

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company with certain items pushed down from Holdings, principally share-based compensation. Holdings and its wholly owned subsidiaries include Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. where the operations of the Company are conducted and which are the obligators under the Senior Credit Facilities and the 7.375% Senior Notes (refer to Note 13 - "Debt"). All intercompany transactions are eliminated in consolidation.

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
As a result of the Merger, a new basis of accounting was established as of September 29, 2012. The consolidated financial statements and notes differentiate the results of operations and cash flows for the year ended December 31, 2013 and the period from September 29, 2012 to December 31, 2012 denoting the new basis of accounting as “Successor” in such statements, with a black line separating that information from the results of operations and cash flows for the period from January 1, 2012 to September 28, 2012 and the year ended December 31, 2011 which is identified as “Predecessor” in such statements and which reflects the basis of accounting prior to the Merger. For additional information on the effects of the Merger, including a discussion of the Company’s accounting for the Merger, refer to Note 2, “Sky Growth Merger”.

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

Cash and Cash Equivalents:
We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2013, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances. We maintain our cash deposits and cash equivalents with well-known and stable financial institutions. At December 31, 2013, our cash and cash equivalents were invested primarily in AAA-rated money market funds, which hold high-grade corporate securities or invest in government and/or government agency securities. We have not experienced any losses on our deposits of cash and cash equivalents to date.
Our primary source of liquidity is cash received from customers. In the year ended December 31, 2013 (Successor), we collected $1,150 million with respect to net product sales. In the period from September 29, 2012 to December 31, 2012 (Successor), we collected $258 million with respect to net product sales. In the period from January 1, 2012 to September 28, 2012 (Predecessor), we collected $854 million with respect to net product sales. We collected $941 million in the year ended December 31, 2011 (Predecessor) with respect to net product sales. Our primary use of liquidity includes funding of general operating expenses, normal course payables due to distribution agreement partners, capital expenditures, business development and product acquisition activities, and corporate acquisitions.
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

Concentration of Credit Risk:
Financial instruments that potentially subject us to credit risk consist of trade receivables. We market our products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts and drug distributors. We believe the risk associated with this concentration is somewhat limited due to the number of customers and their geographic dispersion and our performance of certain credit evaluation procedures (see Note 8 – “Accounts Receivable - Major Customers - Gross Accounts Receivable”).

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

Inventories:
Inventories are typically stated at the lower of cost (first‑in, first‑out basis) or market value. As detailed in Note 2, “Sky Growth Merger”, a fair value adjustment increased inventories to market value at September 28, 2012, which was greater than cost. A portion of the fair value adjustment was expensed ratably as part of cost of goods sold on the consolidated statements of operations in the period from September 29, 2012 to December 31, 2012 (Successor). The remaining balance was expensed in the first quarter of 2013. The nature of the costs capitalized for inventories are generally related to amounts required to acquire materials and amounts incurred to produce salable goods. We establish reserves for our inventory to reflect situations in which the cost of the inventory is not expected to be recovered. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life, remaining contractual terms of any supply and distribution agreements including authorized generic agreements, and current expected market conditions, including level of competition. Such evaluations utilize forecasted financial information. We record provisions for inventory to cost of goods sold.

Property, Plant and Equipment:
As detailed in Note 2, “Sky Growth Merger”, property, plant and equipment was increased to its fair value in the allocation of purchase price as of September 28, 2012. The revised carrying values of the property, plant and equipment are depreciated over their remaining useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Depreciation and Amortization:
Property, plant and equipment are depreciated on a straight‑line basis over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. The following is the estimated useful life for each applicable asset group:

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

Costs of Computer Software:
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of ASC 350-40. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of FASB ASC 350-40 are met. Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred. All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.

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

Goodwill and Intangible Assets:
We determine the estimated fair values of goodwill and intangible assets with definite and/or indefinite lives based on valuations performed at the time of their acquisition in accordance with ASC 350. Such valuations utilize forecasted financial information. In addition, certain amounts paid to third parties related to the development of new products and technologies, as described above, are capitalized and included in intangible assets on the accompanying consolidated balance sheets.

Goodwill and indefinite lived intangible assets are evaluated for impairment annually. We may first consider qualitative factors as set forth in the guidance, when appropriate to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If we chose not to consider qualitative factors or it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then uses a two-step process that compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. As of October 1, 2013, Par performed its annual goodwill impairment assessment and of our intangible assets with indefinite lives noting no impairment of goodwill and impairment of certain of our intangible assets, refer to Note 11 - "Intangible Assets, net". No changes in business or other factors are known as of the December 31, 2013 balance sheet date that would necessitate an evaluation for impairment.

Definite-lived intangibles are amortized on an accelerated basis over their estimated useful life, based on the specific asset and the timing of recoverability from expected future cash flows.

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

Income Taxes:
We account for income taxes in accordance with ASC 740. Deferred taxes are provided using the asset and liability method, whereby deferred income taxes result from temporary differences between the reported amounts in the financial statements and the tax basis of assets and liabilities, as measured by presently enacted tax rates. We establish valuation allowances against deferred tax assets when it is more likely than not that the realization of those deferred tax assets will not occur. In establishing valuation allowances, management makes estimates such as projecting future taxable income. Such estimates utilize forecasted financial information.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition. See Note 17, “Income Taxes”.

Revenue Recognition and Accounts Receivable Reserves and Allowances:
We recognize revenues for product sales when title and risk of loss transfer to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectability is reasonably assured. Included in our recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 8 – “Accounts Receivable”). In addition, we record estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond our control. The estimates that are most critical to our establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are our estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:
We record distribution costs related to shipping product to our customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for the year ended December 31, 2013 (Successor) were approximately $4.6 million. Distribution costs for the period from September 29, 2012 to December 31, 2012 (Successor) were approximately $1.0 million. Distribution costs for the period from January 1, 2012 to September 28, 2012 (Predecessor) were approximately $2.3 million. Distribution costs were approximately $2.5 million for 2011 (Predecessor).

Fair Value of Financial Instruments:
The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values based upon the relatively short-term nature of these financial instruments.

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:
We have entered into a number of license and distribution agreements pursuant to which we distribute generic pharmaceutical products and brand products developed and/or supplied to us by certain third parties. We have also entered into contract manufacturing agreements for third-parties to manufacture some of our own generic products for us. For the year ended December 31, 2013 (Successor), a significant percentage of our total net product sales were generated from such contract-manufactured and/or licensed products. We cannot provide assurance that the efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements in the future. Any alteration to or termination of our current material license and distribution agreements, our failure to enter into new and similar agreements, or the interruption of the supply of our products under such agreements or under our contract manufacturing agreements, could have a material adverse effect on our business, condition (financial and other), prospects or results of operations.

We produce substantially all of our internally manufactured products at our manufacturing facilities in New York and in California as of December 31, 2013. A significant disruption at those facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Segments:
ASC 280-10 codifies the standards for reporting of financial information about operating segments in annual financial statements. Management considers our business to be in two reportable business segments, generic and brand pharmaceuticals. Refer to Note 20 – “Segment Information”. Our four largest customers in terms of net sales dollars; McKesson Drug Co.; Cardinal Health, Inc.; AmerisourceBergen Corporation; and CVS Caremark Corp., with each being greater than ten percent of our consolidated total revenues, accounted for approximately 70% of our consolidated total revenues for the year ended December 31, 2013.

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

Debt Issuance Costs:
We capitalize direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the term of the underlying debt using the effective interest method. We recognized amortized debt issuance costs of $10,734 thousand for the year ended December 31, 2013 (Successor), $2,829 thousand for the period September 29, 2012 to December 31, 2012 (Successor), $1,876 thousand for the period January 1, 2012 to September 28, 2012 (Predecessor), and $1,400 thousand in the year ended December 31, 2011 (Predecessor).

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

Recent Accounting Pronouncements:
In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to United States Treasury (UST) rates and London Inter-Bank Offered Rates (LIBOR). The amendments also remove the restriction on using different benchmark rates for similar hedges. Before the amendments in this Update, only UST and, for practical reasons, the LIBOR swap rate, were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material impact on our consolidated financial statements.
In July 2013, the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are evaluating the effect the adoption will have on our consolidated financial statements.

Note 2 – Sky Growth Merger:

The Transactions
We were acquired at the close of business on September 28, 2012 through a merger transaction with a wholly-owned subsidiary of Holdings. Holdings and its wholly-owned subsidiaries were formed by affiliates of TPG solely for the purposes of completing the Merger and the other related transactions. At the time of the Merger, each share of Company common stock issued and outstanding immediately prior to the close of the Merger was converted into the right to receive $50.00 in cash. Aggregate consideration tendered at September 28, 2012 was for 100% of the equity of the Company. Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings. The Merger was financed as follows:

•
Borrowings under the Company’s senior secured credit facilities (the “Senior Credit Facilities”) that was entered into in conjunction with the Merger consisting of: (i) a seven-year senior secured term loan facility and (ii) a $150,000 thousand senior secured revolving credit facility, which was undrawn at closing of the Merger;

•	Issuance of 7.375% senior notes due 2020 (the “Notes”);

•	Equity investments from Holdings funded by affiliates of TPG and management; and

•	Company cash on hand.
The Merger occurred simultaneously with:

•	The closing of the financing transactions and equity investments described above; and

•	The termination of the Company’s previous term loan facility and revolving credit facility. Amounts outstanding under these facilities were paid off at the closing of the Merger.

The Merger was accounted for as a purchase business combination in accordance with ASC 805, Business Combinations, whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities assumed at fair value. The acquisition method of accounting uses the fair value concept defined in ASC 820, “Fair Value Measurements and Disclosures.” ASC 805 requires, among other things, that most acquired assets and liabilities in a business purchase combination be recognized at their fair values as of the Merger date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Merger. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred. The Merger related transaction costs were comprised of investment bank fees, accounting fees, legal fees, and other fees and were included in operating expenses as selling, general and administrative on the Consolidated Statements of Operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets acquired and liabilities assumed as of the effective date of the Merger was allocated to goodwill in accordance with ASC 805, which mainly represents intangible assets related to our know-how, including our workforce’s expertise in R&D and manufacturing that do not qualify for separate recognition. The purchase price allocation was subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the Merger. The final valuation was completed as of September 30, 2013.
The sources and uses of funds in connection with the Transactions are summarized below ($ in thousands):

Sources:		Uses:
Senior secured term loan	$1,055,000	Cash purchase of equity	$1,908,725
7.375% Senior notes	490,000	Prior debt and accrued interest	337,704
Sponsor equity contribution	690,000	Total purchase price	2,246,429
Company cash on hand	144,791	Transaction costs	133,362
Total source of funds	$2,379,791	Total use of funds	$2,379,791

The final allocation of the purchase price at September 29, 2012 was as follows ($ in thousands):

As of
September 29, 2012
Cash on hand	$278,879
Accounts receivable, net	113,902
Inventories	118,704
Property, plant and equipment, net	129,416
Intangible assets	1,303,300
Other current and non-current assets	83,493
Total identifiable assets	2,027,694

Accounts payable	36,304
Payables due to distribution agreement partners	55,983
Accrued government pricing liabilities	43,010
Accrued legal settlements	58,917
Other current liabilities	89,231
Other long-term liabilities	12,568
Deferred income taxes	334,904
Total liabilities assumed	630,917

Net identifiable assets acquired	1,396,777
Goodwill	849,652
Total purchase price allocation	$2,246,429

The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets acquired and liabilities assumed as of the effective date of the Merger was allocated to goodwill in accordance with ASC 805, which mainly represents intangible assets related to our know-how, including our workforce’s expertise in R&D and manufacturing that do not qualify for separate recognition. The purchase price allocation was subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the Merger. The final valuation was completed as of September 30, 2013. Refer to Note 12 - "Goodwill", for changes during the year ended December 31, 2013. None of the goodwill identified above will be deductible for income tax purposes.

Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the years ended December 31, 2012 and December 31, 2011 assumes the Merger occurred as of January 1, 2011.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Merger been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

(in thousands)	December 31, 2012	December 31, 2011
Total revenues	$1,050,007	$926,138

Loss from continuing operations	($84,305)	($245,466)

These amounts have been calculated after adjusting for the additional amortization and depreciation expense, cost of goods sold and interest expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets, property, plant and equipment, and inventory had been applied on January 1, 2011, and the debt incurred as a result of the Merger had been outstanding since January 1, 2011, together with the consequential tax effects.
Pro forma income from continuing operations for the twelve months ended December 31, 2012 was adjusted to exclude $28,235 thousand of Merger-related costs incurred with the consequential tax effects.  These costs were primarily investment bank fees, accounting fees, legal fees, and other fees.  Pro forma loss from continuing operations for the year ended December 31, 2011 was adjusted to include the Merger-related costs with the consequential tax effects.
Transactions with Manager
In connection with the Transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”) pursuant to which they received on the closing date an aggregate transaction fee of $20 million. In addition, pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Senior Credit Facilities. There is an annual cap of $4 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $3,611 thousand for consulting and management advisory service fees and out-of-pocket expenses which are included in selling, general and administrative expenses in the consolidated statement of operations in the year ended December 31, 2013 (Successor) and $675 thousand in the period from September 29, 2012 to December 31, 2012 (Successor).

Note 3 – Acquisition of Divested Products from the Watson/Actavis Merger:
As a result of the merger of Watson and Actavis, Par acquired on November 6, 2012, the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications awaiting regulatory approval and a generic product in late-stage development for $110,000 thousand. Par also acquired a number of supply agreements each with a term of three years. The purchase price was paid in cash and funded from our cash on hand.
The acquisition was accounted for as a business combination and a bargain purchase under FASB ASC 805 Business Combinations. The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The gain was mainly attributed to the FTC mandated divestiture of products by Watson and Actavis in conjunction with the approval of the related merger. ASC 805 requires, among other things, that the fair value of acquired IPR&D be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the acquisition.  The process for estimating the fair values of IPR&D requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable assets requires the extensive use of accounting estimates and management judgment.  We believe the fair values assigned to the assets acquired are based on reasonable estimates and assumptions based on data currently available.

The purchase price of the acquisition was allocated to the net tangible and intangible assets acquired on the basis of estimated fair values, as follows:
($ in thousands)

	Estimated Fair Value	Estimated Useful Life
Intangible asset related to developed products	$101,200	7 years
Intangible asset related to IPR&D products	14,300	Various
Total assets acquired	115,500
Purchase price	110,000
Gain on bargain purchase	$5,500

The tax basis of the acquired assets was $110,000 thousand.

Supplemental Pro forma Information (unaudited)

The following unaudited pro forma information for the years ended December 31, 2012 and December 31, 2011 assumes the acquisition of divested products from the Watson/Actavis merger occurred as of January 1, 2011.  The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	December 31,	December 31,
(amounts in thousands)	2012	2011

Total revenues	$1,125,461	$1,014,979

Income (loss) from continuing operations	$5,364	$(26,729)

These amounts have been calculated assuming the five generic products that were marketed in the U.S as of the acquisition were being marketed by us since January 1, 2011 and after adjusting for the additional amortization expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets had been applied on January 1, 2011, together with the consequential tax effects.

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
The addition of Par Formulations broadens our industry expertise and expands our R&D and manufacturing capabilities.  The operating results of Par Formulations for the year ended December 31, 2013 (Successor), reflecting a loss from continuing operations of approximately $9,753 thousand and from February 17, 2012 to December 31, 2012 are included in the accompanying consolidated statements of operations, reflecting a loss from continuing operations of approximately $1,931 thousand for the period from September 29, 2012 (Successor) and approximately $2,749 thousand for the period from January 1, 2012 to September 28, 2012 (Predecessor).  The Edict Acquisition was revalued as part of the Merger. Refer to Note 2 - "Sky Growth Merger".
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

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of Par Formulations was allocated to the following assets and liabilities prior to the Merger ($ in thousands):

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
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the year ended December 31, 2012, and the year ended December 31, 2011 assumes the Edict Acquisition occurred as of January 1, 2011. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Edict Acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	December 31,	December 31,
(amounts in thousands)	2012	2011

Total revenues	$1,050,007	$926,138

Loss from continuing operations	($9,707)	($50,476)

These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets ($750 thousand) had been applied on January 1, 2011, together with the consequential tax effects.
Pro forma income from continuing operations for the year ended December 31, 2012 was adjusted to exclude $2,880 thousand of Edict Acquisition related costs incurred with the consequential tax effects. These costs were primarily accounting fees and legal fees and were included in operating expenses as selling, general and administrative on the Consolidated Statements of Operations. Pro forma loss from continuing operations for the year ended December 31, 2011 was adjusted to include the Edict Acquisition related costs with the consequential tax effects.

Note 5 – Anchen Acquisition:
On November 17, 2011, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively referred to as Anchen) for $412,753 thousand in aggregate consideration (the Anchen Acquisition), subject to post-closing adjustment. During the second quarter of 2012, we collected $3,786 thousand as a result of post-closing adjustments with the former Anchen securityholders and adjusted goodwill associated with the Anchen Acquisition. The purchase price allocation was final at that time. All of the assets acquired and liabilities assumed as part of the Anchen Acquisition were revalued as part of the Merger. Refer to Note 2 - "Sky Growth Merger".
Anchen was a privately-held generic pharmaceutical company until our acquisition. Anchen broadened our industry expertise and expanded our R&D and manufacturing capabilities and product pipeline.
The Anchen Acquisition was accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the Anchen Acquisition date and that the fair value of acquired in-process research and development (IPR&D) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the Anchen Acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The Anchen Acquisition related transaction costs expensed for the year ended December 31, 2011 totaled $8,264 thousand and were included in operating expenses as selling, general and administrative on the Consolidated Statements of Operations. The Anchen Acquisition related transaction costs for the year ended December 31, 2011 were comprised of investment bank fees ($5,013 thousand), accounting fees ($1,628 thousand), legal fees ($1,348 thousand), and other fees ($275 thousand).

Note 6 – Available for Sale Marketable Debt Securities:

At December 31, 2013 and 2012, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the consolidated balance sheets. Refer to Note 7 - “Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at December 31, 2013 ($ amounts in thousands):

		Unrealized		Estimated Fair Value
	Cost	Gain	(Loss)
Corporate bonds	$3,522	$19	$—	$3,541

All available for sale marketable debt securities are classified as current on our consolidated balance sheet as of December 31, 2013.
The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2012 ($ amounts in thousands):

		Unrealized		Estimated Fair Value
	Cost	Gain	(Loss)
Corporate bonds	$11,666	$61	$—	$11,727

The following is a summary of the contractual maturities of our available for sale debt securities at December 31, 2013 ($ amounts in thousands):

	December 31, 2013
	Cost	Estimated Fair Value
Less than one year	$2,616	$2,624
Due between 1-2 years	906	917
Total	$3,522	$3,541

Note 7 – Fair Value Measurements:
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
Financial assets and liabilities
The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
	(Successor)
Corporate bonds (Note 6)	$3,541	$—	$3,541	$—
Cash equivalents	$66,782	$66,782	$—	$—
Senior secured term loan (Note 13)	$1,063,255	$—	$1,063,255	$—
7.375% senior notes (Note 13)	$507,150	$—	$507,150	$—
Derivative instruments - Interest rate caps (Note 14)	$1,189	$—	$1,189	$—
The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2012	Level 1	Level 2	Level 3
	(Successor)
Corporate bonds (Note 6)	$11,727	$—	$11,727	$—
Cash equivalents	$14,370	$14,370	$—	$—
Senior secured term loan (Note 13)	$1,052,363	$—	$1,052,363	$—
7.375% senior notes (Note 13)	$484,488	$—	$484,488	$—
The carrying amount reported in the consolidated balance sheets for accounts receivables, net, inventories, prepaid expenses and other current assets, accounts payable, payables due to distribution agreement partners, accrued salaries and employee benefits, accrued government pricing liabilities, accrued legal fees, accrued legal settlements, payable to former Anchen securityholders, and accrued expenses and other current liabilities approximate fair value because of their short-term nature.
    As noted in Note 4, “Edict Acquisition”, we had contingent purchase price liabilities that represented subsequent milestone payments related to successful FDA inspection of the Par Formulations manufacturing facility and ANDA filings. Through December 31, 2013 we had paid the total $11,641 thousand of contingent purchase price liabilities.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of December 31, 2013 or December 31, 2012 that are measured in the consolidated financial statements at fair value.
Intangible Assets
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets (level 3 inputs), is compared, at its lowest level of identifiable cash flows, to the carrying value to determine whether impairment exists. During the period from January 1, 2012 to September 28, 2012 (Predecessor), we abandoned an in-process research and development project and exited the market of a commercial product. As a result, we recorded an intangible asset impairment of $5,700 thousand. Both of these intangible assets had been acquired in the Anchen Acquisition. In the year ended December 31, 2013, we adjusted our forecast for certain products to reflect competition and pricing assumptions which caused us to assess the carrying value of certain intangible assets. We adjusted the carrying value to the calculated discounted cash flows of 6 identified products and recorded an intangible asset impairment charge of $39,946 thousand. In connection with our valuation of goodwill and other indefinite-lived intangible assets, we adjusted the carrying value of 3 identified intangible assets and recorded an intangible asset impairment charge totaling $60,147 thousand. Our total definite-lived and indefinite-lived intangible asset impairment charge for the year ended December 31, 2013 was $100,093 thousand.
Derivative Instruments - Interest Rate Caps
We use interest rate cap agreements to manage our interest rate risk on our variable rate long-term debt. Refer to Note 14, "Derivatives Instruments and Hedging Activities," for further information.

Note 8 – Accounts Receivable:
We account for revenue in accordance with ASC 605 Revenue Recognition. In accordance with that standard, we recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our direct customers. We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand. We determine whether we will recognize revenue at the time that our products are received by our direct customers or defer revenue recognition until a later date on a product by product basis at the time of launch. Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.
The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)

Gross trade accounts receivable	$383,347	$318,793
Chargebacks	(48,766)	(41,670)
Rebates and incentive programs	(75,321)	(59,426)
Returns	(78,181)	(68,062)
Cash discounts and other	(37,793)	(26,544)
Allowance for doubtful accounts	(7)	—
Accounts receivable, net	$143,279	$123,091
Allowance for doubtful accounts

	For the Year Ended	For the period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance at beginning of period	$—	($100)	($1)	($3)
Anchen opening balance	—	—	(100)	—
Additions – charge to expense	(2)	85	—	(5)
Adjustments and/or deductions	(5)	15	1	7
Balance at end of period	$(7)	$—	$(100)	$(1)

The following tables summarize the activity for the years ended December 31, 2013, 2012 and 2011 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($41,670)	($630,097)	$—	(1)	$623,001	($48,766)
Rebates and incentive programs	(59,426)	(290,934)	659		274,380	(75,321)
Returns	(68,062)	(37,956)	—		27,837	(78,181)
Cash discounts and other	(26,544)	(195,632)	1,564		182,819	(37,793)
Total	($195,702)	($1,154,619)	$2,223		$1,108,037	($240,061)

Accrued liabilities (2)	($42,162)	($80,726)	$3,566	(4)	$83,493	($35,829)

	For the Year Ended December 31, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($20,688)	($442,245)	$—	(1)	$421,263	($41,670)
Rebates and incentive programs	(35,132)	(216,861)	(59)		192,626	(59,426)
Returns	(58,672)	(33,315)	1,602	(3)	22,323	(68,062)
Cash discounts and other	(28,672)	(148,771)	(809)		151,708	(26,544)
Total	($143,164)	($841,192)	$734		$787,920	($195,702)

Accrued liabilities (2)	($39,614)	($73,973)	$—		$71,425	($42,162)

	For the Year Ended December 31, 2011
	(Predecessor)
Accounts receivable reserves	Beginning balance	Anchen opening balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	($19,482)	($1,633)	($261,335)	$—	(1)	$261,762	($20,688)
Rebates and incentive programs	(23,273)	(1,427)	(121,804)	660		110,712	(35,132)
Returns	(48,928)	(1,748)	(30,577)	265		22,316	(58,672)
Cash discounts and other	(16,606)	(5,626)	(105,961)	(357)		99,878	(28,672)
Total	($108,289)	($10,434)	($519,677)	$568		$494,668	($143,164)

Accrued liabilities (2)	($32,169)	($571)	($55,853)	$224		$48,755	($39,614)

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

Note 9 – Inventories:

($ amounts in thousands)

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Raw materials and supplies	$44,403	$37,457
Work-in-process	9,834	10,063
Finished goods	63,070	64,654
	$117,307	$112,174

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	For the Year Ended	For the period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Inventory write-offs	$18,299	$2,567	$17,209	$7,200

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of December 31, 2013, Par had approximately $5.8 million in inventories related to generic products that were not yet available to be sold.
Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of December 31, 2013 Strativa had approximately $0.7 million in inventories related to a brand product that was not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ amounts in thousands)

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Raw materials and supplies	$6,308	$4,019
Work-in-process	93	655
Finished goods	118	0
	$6,519	$4,674

	For the Year Ended	For the period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Pre-launch inventory write-offs, net of partner allocation	$2,310	$1,730	$10,208	$1,607

Note 10 – Property, Plant and Equipment, net:
($ amounts in thousands)

	December 31, 2013	December 31, 2012

Land	$4,553	$4,553
Buildings	29,491	28,781
Machinery and equipment	58,556	48,026
Office equipment, furniture and fixtures	5,433	5,130
Computer software and hardware	21,582	19,034
Leasehold improvements	25,828	22,720
Construction in progress	12,286	10,933
	157,729	139,177
Accumulated depreciation and amortization	(30,453)	(7,547)
	$127,276	$131,630

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	For the Year Ended	For the period		For the Year Ended
	December 31,	September 29, 2012 to	January 1, 2012 to	December 31,
	2013	December 31, 2012	September 28, 2012	2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Depreciation and amortization expense	$23,323	$7,547	$13,230	$13,214

Note 11 – Intangible Assets, net:
($ amounts in thousands)

	December 31, 2013			December 31, 2012
	(Successor)			(Successor)
		Accumulated Amortization			Accumulated Amortization
	Cost		Net	Cost		Net
Developed products	$530,759	$(155,744)	$375,015	$552,700	$(33,321)	$519,379
Other product related royalty streams	115,600	(22,709)	92,891	115,600	(5,289)	110,311
IPR&D	293,400	—	293,400	584,000	—	584,000
Subsequently Developed IPR&D	262,553	(25,331)	237,222	24,600	(257)	24,343
Par trade name	26,400	—	26,400	26,400	—	26,400
Watson/Actavis Divestiture Products	85,295	(23,143)	62,152	101,200	(3,934)	97,266
Watson/Actavis related IPR&D	4,700	—	4,700	14,300	—	14,300
Other	1,000	(132)	868	—	—	—
	$1,319,707	$(227,059)	$1,092,648	$1,418,800	($42,801)	$1,375,999
We recorded amortization expense related to intangible assets of approximately $184,258 thousand for the year ended December 31, 2013 (Successor), $42,801 thousand for the period September 29, 2012 to December 31, 2012 (Successor), $31,196 thousand for the period January 1, 2012 to September 28, 2012 (Predecessor), and $14,822 thousand for the year ended December 31, 2011 (Predecessor). After the Merger, amortization expense was included in cost of goods sold.
Intangible Asset Impairment
During the twelve months ended December 31, 2013, we recorded intangible asset impairment totaling approximately $100,093 thousand. 2013 activity included a fourth quarter charge of approximately $60,147 thousand for IPR&D classes of products and projects that were evaluated as part of the annual evaluation of indefinite lived intangible assets. The approximate $60,147 thousand charge represented the reduction to the appropriate fair values. During the third quarter of 2013, we recorded intangible assets impairment totaling approximately $39,480 thousand related to five products not expected to achieve their originally forecasted operating results. During the second quarter of 2013, we also ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand. During the period from January 1, 2012 to September 28, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2,000 thousand, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3,700 thousand.
Intangible assets presented in the Successor period are principally comprised of product related assets recognized at fair value in accordance with ASC 805, Business Combinations, and are inclusive of assets that had previously been recognized in the Predecessor period and revalued as part of the Merger as well as assets initially recognized in connection with the Merger. Intangible assets presented in the Predecessor period are principally comprised of assets previously recognized at estimated fair value under ASC 805 as well as numerous asset acquisitions and acquisition of product and intellectual property rights recorded at cost. Intangible assets are amortized over the period in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful life if the estimated cash flows method approximates straight-line basis. We evaluate all intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. Such evaluations utilize forecasted financial information. As of December 31, 2013, we believe our net intangible assets are recoverable. The intangible assets included on our consolidated balance sheet at December 31, 2013 and December 31, 2012 includes the following:

Intangible Assets Acquired in the Merger
We were acquired on September 28, 2012 through a merger transaction with Holdings. Refer to Note 2, “Sky Growth Merger” for details of the transaction. As part of the Merger, we revalued intangible assets related to commercial products (developed technology), royalty streams, IPR&D, and our trade name.
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
The developed product intangible assets are composite assets, comprising the market position of the product, the developed technology utilized and the customer base to which the products are sold. Developed technology and the customer base were considered but have not been identified separately as any related cash flows would be intertwined with the product related intangibles. Developed Products held by the Company are considered separable from the business as they could be sold to a third party. The Developed Products were valued using an excess earnings method, with the exception of the royalty revenue stream products not manufactured by us, which were valued using a relief from royalty method of the income approach. The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately six years.
IPR&D is related to R&D projects that were incomplete at the Merger. There are 68 projects associated with IPR&D. As of the Merger, we grouped and valued IPR&D based on the projected year of launch for each group. IPR&D are considered separable from the business as they could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in an annual group, we will make a separate determination of useful life of the IPR&D intangible and commence amortization.
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

Intangible Assets acquired with the Divested Products from the Watson/Actavis Merger
On November 6, 2012, we acquired the U.S. marketing rights to five generic products that were currently marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications currently awaiting regulatory approval and a generic product in late-stage development, in connection with the merger of Watson and Actavis. Refer to Note 3, “Acquisition of Divested Products from the Watson/Actavis Merger” for details of the transaction.
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

Estimated Amortization Expense for Existing Intangible Assets at December 31, 2013
The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after December 31, 2013 and assumes the intangible asset related to the Par Trade Name as an indefinite lived asset will not be amortized in the future.

($ amounts in thousands)

Estimated Amortization Expense
2014	$173,926
2015	149,025
2016	154,756
2017	178,103
2018	142,779
2019 and thereafter	267,659
$1,066,248

Note 12 – Goodwill:
($ amounts in thousands)

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Balance at beginning of period	$850,652	$0
Additions:
Sky Growth Merger	—	850,652
Deductions:
Finalization of purchase accounting	(1,000)
Balance at end of period	$849,652	$850,652

As noted in Note 2, “Sky Growth Merger”, we were acquired through a merger transaction with a wholly-owned subsidiary of Holdings. Based upon purchase price allocation in accordance with FASB ASC 350-20-35-30, we recorded goodwill which totaled $850,652 thousand at December 31, 2012, which was allocated to Par.
Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2013, Par performed its annual goodwill impairment assessment noting no impairment. No impairment of goodwill has been recognized through December 31, 2013.

Note 13 - Debt:
($ amounts in thousands)

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Senior secured term loan	$1,055,340	$1,052,363
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,545,340	1,542,363
Less unamortized debt discount to senior secured term loan	(7,821)	—
Less current portion	(21,462)	(10,550)
Long-term debt	$1,516,057	$1,531,813

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
We are obligated to make mandatory principal prepayments for any fiscal year if the ratio of total amount of outstanding senior secured term loan less cash and cash equivalents divided by our consolidated EBITDA is greater than 2.50 to 1.00 as of December 31 of any fiscal year. When the ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00, we are required to pay 25% of excess cash flows, as defined in the Credit Agreement. When the ratio is greater than 3.00 to 1.00, we are required to pay 50% of excess cash flows in the form of principal prepayments. For the year ended December 31, 2013, we were required to pay $10,802 thousand of principal prepayments during the first quarter of 2014.
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
In connection with the transactions described herein, the Company paid a 1.00% soft call premium in an aggregate amount of approximately $10,500 thousand on the existing term loan in February 2013, a portion of which was capitalized as a discount to the New Term Loan Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5,923 thousand of the existing unamortized deferred financing costs and $1,412 thousand of the related $10,500 thousand soft call premium were written off in connection with this refinancing and included in the consolidated statements of operations as a loss on debt extinguishment.
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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension to be effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”) that will mature on December 28, 2017. The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of December 31, 2013.
Borrowings under both the non-extended portion of the Revolving Facility and the Extended Revolving Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR or the base rate. The initial applicable margin for borrowings under the Extended Revolving Facility is 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The initial applicable margin for LIBOR and base rate borrowings under the non-extended portion of the Revolving Facility remain at 3.75% and 2.75%, respectively. Borrowings and repayments of loans under the Extended Revolving Facility and the non-extended portion of the Revolving Facility may be made on a non-pro rata basis with one another, and the commitments under the non-extended portion of the Revolving Facility may be terminated prior to the commitments under the Extended Revolving Credit Facility. The other terms applicable to the Extended Revolving Credit Facility are substantially identical to those of the Revolving Credit Facility.

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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40,000 thousand or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40,000 thousand when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of December 31, 2013.
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
We incurred interest expense of $95,484 thousand in 2013 (Successor). During the period from September 29, 2012 to December 31, 2012(Successor), we incurred interest expense of $25,985 thousand, and during the period from January 1, 2012 to September 28, 2012(Predecessor), we incurred interest expense of $9,159 thousand. We incurred interest expense of $2,676 thousand in 2011 (Predecessor).

Debt Maturities as of December 31, 2013	($ amounts in thousands)
2014	21,462
2015	10,660
2016	10,660
2017	10,660
2018	10,660
2019	991,238
2020	490,000
Total debt at December 31, 2013	$1,545,340

The fair value of the senior secured credit term loan was estimated to be approximately $1,063,255 thousand at December 31, 2013 (level 2 inputs) as compared to the face value of $1,055,340 thousand. The fair value of the Notes was estimated to be approximately $507,150 thousand at December 31, 2013 (level 2 inputs) as compared to their face value of $490,000 thousand.

Note 14 - Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from global economic conditions. We manage economic risks, including interest rate risk primarily through the use of derivative financial instruments to mitigate the potential impact of interest rate risk. All derivatives are carried at fair value on our consolidated balance sheets. We do not enter into speculative derivatives. Specifically, we enter into derivative financial instruments to manage exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. We may net settle any of our derivative positions under agreements with our counterparty, when applicable.

Cash Flow Hedges of Interest Rate Risk via Interest Rate Caps
Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we primarily use interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the year ended December 31, 2013, we entered into such derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement beginning as of September 30, 2013. These instruments are designated for accounting purposes as cash flow hedges of benchmark interest rate risk related to our Credit Agreement. We assess effectiveness and the effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges for financial reporting purposes is recorded in “Accumulated other comprehensive loss” on our consolidated balance sheet and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Interest Rate Caps
As of December 31, 2013, we had five outstanding interest rate caps with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. The derivatives had a combined notional value of $600,000 thousand, all with an effective date of September 30, 2013 and with termination dates each September 30th beginning in 2014 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.9% (including applicable margin of 3.25% per the Credit Agreement) at December 31, 2013. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Amounts reported in “Accumulated other comprehensive loss” on our consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 30% of our total outstanding debt at December 31, 2013 remains subject to variability in cash flows attributable to changes in LIBOR interest rates. During the next twelve months, we estimate that $4,002 thousand will be reclassified from “Accumulated other comprehensive loss” on our consolidated balance sheet at December 31, 2013 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of December 31, 2013, we recorded $1,189 thousand (or $762 thousand, net of tax) as part of “Accumulated other comprehensive loss” on our consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
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
The fair value of our derivative instruments measured as outlined above as of December 31, 2013 was as follows:
($ amounts in thousands)

	December 31,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2013	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(1,189)	$—	$(1,189)	$—
	$(1,189)	$—	$(1,189)	$—

The following table summarizes the fair value and presentation in our consolidated balance sheets for derivative instruments as of December 31, 2013 and 2012:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		—	—	Accrued expenses and other current liabilities	$(4,002)	—
Interest rate cap contracts		—	—	Other Assets	2,813	—

Total derivatives designated as hedging instruments under ASC 815		—	—		$(1,189)	—
Total derivatives		—	—		$(1,189)	—

The following tables summarize our five interest cap agreements with a single counterparty and that each agreement represented a net liability for us and none of our interest cap agreements represented a net asset as of December 31, 2013:
($ amounts in thousands)

Offsetting of Derivative Liabilities
		As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(1,189)	$(2,813)	$(4,002)	$2,813	$—	$(1,189)

Total	$(1,189)	$(2,813)	$(4,002)	$2,813	$—	$(1,189)

($ amounts in thousands)

Offsetting of Derivative Assets
		As of December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$2,813	$2,813	$(2,813)	$—	$—

Total	$—	$2,813	$2,813	$(2,813)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the consolidated statements of other comprehensive income (loss) for the year ended December 31, 2013:

Other Comprehensive Income (Loss) Rollforward:	Amount ($ thousands)
Beginning Balance Gain/(Loss) as of December 31, 2012	$—
Amount Recognized in Other Comprehensive Income (Loss) on Derivative (Pre-tax)	(2,203)
Amount Reclassified from Other Comprehensive Income (Loss) into Income (Loss)	1,014
Ending Balance Gain/(Loss) (Pre-tax) as of December 31, 2013	$(1,189)
The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the consolidated statements of operations for the periods ending December 31, 2013 and 2012:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Year Ended December 31, 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2013	2012		2013	2012		2013	2012
Interest rate cap contracts	$(2,203)	—	Interest Expense	$(1,014)	—	Interest Expense	$—	—

Total	$(2,203)	—		$(1,014)	—		$—	—

Note 15 - Guarantor and Non-Guarantor Narrative Disclosure:
Par Pharmaceutical Companies, Inc., the parent company, is the sole issuer of the Notes. The Notes are guaranteed on a senior unsecured basis by Par Pharmaceutical Companies, Inc.’s material direct and indirect wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. Par Pharmaceutical Companies, Inc. has no independent assets or operations. Each of the subsidiary guarantors is 100% owned by Par Pharmaceutical Companies, Inc. and all non-guarantor subsidiaries of Par Pharmaceutical Companies, Inc. are minor subsidiaries.

Note 16 - Share-Based Compensation:
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

Successor Share-Based Compensation
Stock Options
In conjunction with the Merger, certain senior level employees of Par were granted stock options in Sky Growth Holdings Corporation, effectively granted as of September 28, 2012, under the terms of the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
Each optionee received 2 equal tranches of stock options. Tranche 1 options vest based upon continued employment over a five year period, ratably 20% each annual period. Our policy is to recognize expense for this type of award on a straight-line basis over the requisite service period for the entire award (5 years). Tranche 2 options vest based upon continued employment and the company achieving specified annual or bi-annual EBITDA targets. Compensation expense will be recognized on a graded vesting schedule. In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of a initial public offering or other sale of the company to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of the original equity invested in the company as of September 28, 2012.

We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards with the following weighted average assumptions:

(Successor)
TRANCHE 1
Risk-free interest rate	0.9%
Expected life (in years)	5
Expected volatility	75.0%
Dividend	0.0%

(Successor)
TRANCHE 2
Risk-free interest rate	1.0%
Expected life (in years)	5
Expected volatility	75.0%
Dividend	0.0%

The Tranche 2 stock option grants with a market condition were valued using a Monte Carlo simulation. In addition to the above assumptions utilized in the Black-Scholes model, the Monte Carlo simulation developed a range of projected outcomes of the market condition by projecting potential share prices over a 5 year simulation and determining if the share price had reached the specified level of proceeds stipulated in the equity plan. We ran one million simulations and concluded the fair value of the Tranche 2 Option with market condition as the average of present value of the payoffs across all simulations.
A summary of the calculated estimated grant date fair value per option is as follows:

September 29, 2012 to December 31, 2012
Fair value of stock options	(Successor)
TRANCHE 1	$0.67
TRANCHE 2 without market condition	$0.68
TRANCHE 2 with market condition	$0.76

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

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the year ended December 31, 2013 and for the period from September 29, 2012 to December 31, 2012 ($ amounts in thousands):

	For the Year Ended	For the Period
	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)
Cost of goods sold	$901	$223
Selling, general and administrative	8,147	2,003
Total, pre-tax	$9,048	$2,226
Tax effect of share-based compensation	(3,348)	(824)

Total, net of tax	$5,700	$1,402

The following is a summary of our stock option activity (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2012	21,630	$1.00
Granted	500	1.00
Exercised	—	—
Forfeited	(300)	1.00
Balance at December 31, 2013	21,830	$1.00	8.8	$—
Exercisable at December 31, 2013	4,366	$1.00	8.8	$—
Expected to vest at December 31, 2013	21,105	$1.00	8.8	$—

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2012	21,630	$1.00
Granted	—	—
Exercised	—	—
Forfeited	(300)	1.00
Balance at December 31, 2013	21,330	$1.00	8.8	$—
Exercisable at December 31, 2013	4,266	$1.00	8.8	$—
Expected to vest at December 31, 2013	20,605	$1.00	8.8	$—

Rollover Options
As part of the Merger, certain employees of Par were given the opportunity to exchange their stock options in Par for stock options in Sky Growth Holdings Corporation (“Rollover Stock Options”). TPG was not legally or contractually required to replace Par stock options with Sky Growth Holdings Corporation stock options, therefore the Rollover Stock Options were not part of the purchase price. The ratio of exchange was based on the intrinsic value of the Par stock options at September 28, 2012. Par stock options were exchanged for 18,100 thousand Sky Growth Holdings Corporation stock options.
The term of the Par stock options exchanged for Sky Growth Holdings Corporation stock options were not extended. All Rollover Stock Options maintained their 10 year term from original grant date.
All of the Rollover Stock Options were either vested prior to September 27, 2012 or were accelerated vested on September 27, 2012 (date of the Par shareholders’ meeting that approved Par’s acquisition by TPG) in accordance with the terms of the Par stock option agreements. No additional vesting conditions were imposed on the holders of the Rollover Stock Options. All remaining unrecognized share-based compensation expense associated with the Rollover Stock Options was recognized as of September 27, 2012 on Par’s (the predecessor’s) books and records.
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance at December 31, 2012	18,100	$0.25
Granted	—	—
Exercised	(749)	0.25
Forfeited	—	—
Balance at December 31, 2013	17,351	$0.25	3.8	$13,013
Exercisable at December 31, 2013	17,351	$0.25	3.8	$13,013

Restricted Stock
In addition, in conjunction with the Merger, certain senior level employees were granted restricted stock units (RSUs) in Sky Growth Holdings Corporation. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
Each RSU has only a time-based service condition and will vest no later than the fifth anniversary of the grant date (September 28, 2017) upon fulfillment of the service condition.
The fair value of each RSU is based on fair value of each share of Sky Growth Holdings Corporation common stock on the grant date. The RSUs are classified as equity awards. The total calculated value, net of estimated forfeitures, will be recognized ratably over the 5 year vesting period.
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the year ended December 31, 2013, December 31, 2012, and December 31, 2011 ($ amounts in thousands):

	For the Year Ended	For the Period
	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)
Cost of goods sold	$—	$1
Selling, general and administrative	106	13
Total, pre-tax	$106	$14
Tax effect of share-based compensation	(39)	(5)

Total, net of tax	$67	$9

The following is a summary of our RSU activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2012	300	$1.00
Granted	115	1.00
Exercised	(40)	1.00
Forfeited	—	—
Non-vested restricted stock unit balance at December 31, 2013	375	$1.00	$375

Long-term Cash Incentive Awards
In conjunction with the Merger, certain employees were granted awards under the Long-term Cash Incentive Award Agreement incentive plan from Sky Growth Holdings Corporation. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the original equity invested in the company as of September 28, 2012. There is no vesting period under the long-term cash incentive plan. The grantees must be employed by Sky Growth Holdings Corporation and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment.
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Long-term Cash Incentive Awards through December 31, 2013.

Predecessor Share-Based Compensation
As a result of the Merger, as of September 27, 2012, the Predecessor’s unvested share-based compensation instruments were accelerated to vest in accordance with the underlying Predecessor equity plans. These instruments, together with previously vested awards, and with the exception of Rollover Options discussed above, were settled in cash at the $50.00 purchase price per share paid by TPG in the Merger. All previous share-based compensation plans were canceled in conjunction with the Merger.
Stock Options
We used the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

	For the period ended
	September 28, 2012	December 31, 2011
Risk-free interest rate	0.8%	2.2%
Expected life (in years)	4.7	5.2
Expected volatility	43.9%	44.6%
Dividend	0%	0%

The following is a summary of the weighted average per share fair value of options granted for the periods ended September 28, 2012 and December 31, 2011.

	For the period ended
	September 28, 2012	December 31, 2011
Weighted average per share fair value of options granted	$12.46	$15.34

Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the periods ended September 28, 2012 and December 31, 2011 ($ amounts in thousands):

	For the period ended
	September 28, 2012	December 31, 2011
Cost of goods sold	$300	$432
Selling, general and administrative	2,700	3,889
Total, pre-tax	3,000	4,321
Tax effect of share-based compensation	(1,110)	(1,599)
Total, net of tax	$1,890	$2,722

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance at December 31, 2011	2,286	$30.11	—	—
Granted	310	32.97	—	—
Exercised	(1,659)	25.61	—	—
Forfeited	(937)	39.12	—	—
Balance at September 28, 2012	—	$—	—	$—

Total fair value of shares vested ($ amounts in thousands):

	For the period ended
	September 28, 2012	December 31, 2011
Total fair value of shares vested	$3,125	$4,186

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vested ratably over four years. The related share-based compensation expense was recorded over the requisite service period, which was the vesting period. The fair value of restricted stock was based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the periods ended September 28, 2012 and December 31, 2011 was as follows ($ amounts in thousands):

	For the period ended
	September 28, 2012	December 31, 2011
Cost of goods sold	$377	$551
Selling, general and administrative	3,390	4,958
Total, pre-tax	$3,767	$5,509
Tax effect of stock-based compensation	(1,394)	(2,038)
Total, net of tax	$2,373	$3,471

The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2011	281	$24.28	—
Granted	99	32.89	—
Exercised	(370)	26.37	—
Forfeited	(10)	32.00	—
Non-vested balance at September 28, 2012	—	$—	$—

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2011	69	$36.47	—
Granted	82	33.09	—
Exercised	(128)	34.97	—
Forfeited	(23)	32.76	—
Non-vested restricted stock unit balance at September 28, 2012	—	$—	$—

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
Our Chief Operating Officer and our President each received approximately 25 thousand performance units in January 2012. The value of the performance units awarded was approximately $1.7 million at the grant date. These awards were accelerated and vested as of September 28, 2012 and all related compensation was recognized as of that date.

Cash-settled Restricted Stock Unit Awards
We granted cash-settled restricted stock unit awards that vested ratably over four years to certain employees. The cash-settled restricted stock unit awards were classified as liability awards and were reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet through September 28, 2012. Cash settled restricted stock units entitled such employees to receive a cash amount determined by the fair value of our common stock on the vesting date. The fair values of these awards were remeasured at each reporting period (marked to market) until the awards vested and were paid as of September 28, 2012. Fair value fluctuations were recognized as cumulative adjustments to share-based compensation expense and the related liabilities. Cash-settled restricted stock unit awards were subject to forfeiture if employment terminated prior to vesting. Share-based compensation expense for cash-settled restricted stock unit awards were recognized ratably over the service period.

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the periods ended September 28, 2012 and December 31, 2011 was as follows ($ amounts in thousands):

	For the period ended
	September 28, 2012	December 31, 2011
Cost of goods sold	$232	$132
Selling, general and administrative	2,089	1,188
Total, pre-tax	$2,321	$1,320
Tax effect of stock-based compensation	(859)	(488)
Total, net of tax	$1,462	$832

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	149	$32.97	—
Granted	137	33.38	—
Exercised	(40)	32.55	—
Forfeited	(246)	62.84	—
Awards outstanding at September 28, 2012	—	$—	$—

Employee Stock Purchase Program:

We maintained an Employee Stock Purchase Program (the “Program”). The Program was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enabled eligible employees to purchase shares of our common stock at a 5% discount to the fair market value. All shares were monetized and the Program was cancelled as of September 28, 2012 in conjunction with the Merger.
(amounts in thousands)

	For the period ended
	September 28, 2012	December 31, 2011
Shares purchased by employees	5	12

Chief Executive Officer Specific Share-based Compensation
On November 2, 2010, we entered into an employment agreement with our former President and Chief Executive Officer (the “former CEO”), effective as of January 1, 2011. His employment agreement was for a three-year term, ending December 31, 2013. Pursuant to the employment agreement, the former CEO was eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of the three-year employment term (January 1, 2011 to December 31, 2013). The former CEO was eligible to receive an incentive compensation award ranging from $2 million (for a three-year CAGR of 4%) to $9 million (for a three-year CAGR of 20% or more). He was not eligible to receive an incentive compensation award if the Company’s three-year CAGR was below 4%, and no incentive compensation award would be payable if the employment agreement was terminated prior to its expiration unless a change of control (as defined in the agreement) had occurred. This CAGR based award was classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet through September 28, 2012. The fair values of this award was remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the award vested and was paid. Fair value fluctuations were recognized as cumulative adjustments to share-based compensation expense and the related liabilities. Share-based compensation expense for this CAGR award was recognized ratably over the three-year service period. Through September 28, 2012, we recognized $4,566 thousand of expense associated with this plan.
In January 2011, the former CEO was granted an equity award consisting of restricted stock units with a total grant date economic value of approximately $1.85 million. The units vested on the date that a change of control (as defined in the agreement) occurred. The related share-based compensation expense was recorded through September 28, 2012. The fair value of restricted stock units was based on the market value of our common stock on the date of grant.

Note 17 - Income Taxes:

The components of our provision (benefit) for income taxes on income from continuing operations for the year ended December 31, 2013, the successor period from September 29, 2012 through December 31, 2012, the predecessor period from January 1, 2012 through September 28, 2012, and the year ended December 31 2011 are as follows ($ amounts in thousands):

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current income tax provision (benefit):
Federal	$19,505	$3,502	$21,795	$3,522
State	187	176	(5,284)	(6,261)
Foreign	973	230	833	—
	20,665	3,908	17,344	(2,739)
Deferred income tax (benefit) provision:
Federal	(79,996)	(20,660)	12,982	(7,813)
State	(1,851)	(930)	(829)	4,556
Foreign	—	—	(50)	—
	(81,847)	(21,590)	12,103	(3,257)
	($61,182)	($17,682)	$29,447	($5,996)

Deferred tax assets and (liabilities) as of December 31, 2013, and 2012 are as follows ($ amounts in thousands):

	December 31, 2013	December 31, 2012
	(Successor)	(Successor)
Deferred tax assets:
Accounts receivable	$35,298	$31,877
Inventories	12,670	8,063
Litigation settlements and contingencies	12,241	8,257
Accrued and prepaid expenses	8,219	8,638
Net operating losses and credit carryforwards	14,019	18,539
Asset impairments	996	1,400
Stock options and restricted shares	4,097	801
Other	4,790	2,560
Total deferred tax assets	92,330	80,135

Deferred tax liabilities:
Fixed assets	(20,621)	(23,173)
Deferred financing cost	(15,463)	—
Intangible assets	(275,399)	(365,495)
Other	(1,376)	(1,096)
Total deferred tax liabilities	(312,859)	(389,764)

Less valuation allowance	(12,322)	(6,803)
Net deferred tax (liability) asset	($232,851)	($316,432)

Management believes it is more likely than not that the deferred tax asset balance of $92.3 million as of December 31, 2013 will be realized.

We have gross net operating loss (“NOL”) carryforwards at December 31, 2013 of approximately $179.6 million for state income tax purposes. State NOL carryforwards will begin expiring in 2014. A gross valuation allowance on the deferred tax assets at December 31, 2013, primarily relates to certain state NOL’s and credit and capital loss carryforwards of approximately $137.1 million which represents $12.3 million of net valuation allowance. This valuation allowance has been established due to the uncertainty of realizing those deferred tax assets in the future. This valuation allowance increased in 2013 by $5.5 million, primarily due to an increase of certain state NOL’s principally driven by our debt service costs.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted and the law extended several provisions, including a two year extension of the U.S. tax credit for research and experimental expenses. Under accounting rules, a tax law change is taken into account in calculating the income tax provision in the period in which enacted.  Because the extension was enacted into law in 2013, tax expense for 2013 reflects retroactive extension of these provisions. The entire benefit of the 2012 R&D Tax Credit is reflected in the 2013 fiscal year financial results.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods shown as follows:

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Federal statutory tax rate	35%	35%	35%	35%
State tax – net of federal benefit	1	1	2	2
Change in valuation of deferred tax assets	—	—	—	(9)
Tax contingencies	—	(1)	(6)	8
Non-deductible legal settlements	—	—	17	(14)
Non-deductible annual pharmaceutical manufacturers' fee	(2)	—	—	(5)
Non-deductible transaction costs	—	—	8	(4)
R&D Credit	2	—	—	—
Other	1	—	2	(2)
Effective tax rate	37%	35%	58%	11%

Tax Contingencies
Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided for in accordance with the requirements of ASC 740-10. We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of its income tax provision or benefit.
At December 31, 2013 the amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $18.0 million. Of this total, $13.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective rate related to continuing income in the future periods. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.5 million at December 31, 2013 and $2.2 million at December 31, 2012. During the year ended December 31, 2013, the period from September 29, 2012 to December 31, 2012 (Successor), the period from January 1, 2012 to September 28, 2012 (Predecessor), and for the year ended December 31, 2011 (Predecessor), we recognized approximately $0.5 million, $0.04 million, $0.4 million, and $0.4 million, respectively, in interest and penalties.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the year ended December 31, 2013 (Successor), the period from September 29, 2012 to December 31, 2012 (Successor), the period from January 1, 2012 to September 28, 2012 (Predecessor) and the year ended December 31, 2011 (Predecessor) are as follows ($ amounts in thousands):

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance at the beginning of period	$12,538	$12,119	$14,409	$31,571
Additions based on tax positions related to the current year	2,577	419	2,337	1,779
Additions for tax positions of prior years	3,708	—	634	3,217
Reductions for tax positions of prior years	(842)	—	(5,261)	(5,013)
Reductions due to lapse of applicable statute of limitations	—	—	—	(16,720)
Settlements paid	—	—	—	(425)
Balance at the end of the period	$17,981	$12,538	$12,119	$14,409

We believe it is reasonably possible that approximately $6 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

The Company is currently under audit by the IRS for the tax years 2009 to 2011. A Company subsidiary is currently under audit by the IRS for the periods 2007 through November 16, 2011. Periods prior to 2007 are no longer subject to IRS audit. We are currently under audit in several state jurisdictions for the years 2005 through 2011. In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2009.

Note 18 - Commitments, Contingencies and Other Matters:

Leases
At December 31, 2013, we had minimum rental commitments aggregating $13.8 million under non-cancelable operating leases expiring through 2018. Amounts payable thereunder are $5.2 million in 2014, $4.4 million in 2015, $2.5 million in 2016, $1.4 million in 2017 and $0.3 million thereafter. Rent expense charged to operations was $6.3 million in 2013 (Successor), $1.6 million in the period from September 29, 2012 to December 31, 2012 (Successor), $4.8 million for the period from January 1, 2012 to September 28, 2012 (Predecessor), and $4.9 million in 2011 (Predecessor).

Retirement Savings Plan
We have a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. We contribute an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”). All participants enrolled in the Retirement Savings Plan as of January 1, 2013 became vested immediately with respect to the 401(k) matching feature contributions each pay period. Participants who enrolled in the Retirement Savings Plan after January 1, 2013 become vested with respect to 20% of our contributions for each full year of employment with the Company and thus become fully vested after five full years. We also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. We incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $1.7 million in 2013, $0.2 million in the period from September 29, 2012 to December 31, 2012 (Successor), $0.9 million for the period from January 1, 2012 to September 28, 2012 (Predecessor), and $1.2 million in 2011 (Predecessor), We did not make a discretionary contribution to the Retirement Savings Plan for 2013, 2012 and 2011.
Par’s Anchen subsidiary has a legacy 401(k) plan whereby its eligible employees are permitted to contribute annually from their compensation to this 401(k) plan up to the annual IRS limit. Under this plan, Anchen eligible employees can receive employer matching contributions of 100% of the first 3% of compensation contributed and 50% of the next 2% of compensation contributed (“Anchen 401(k) matching feature”). Participants in the legacy 401(k) plan become vested immediately with respect to the Anchen 401(k) matching feature contributions each pay period. Anchen eligible employees may also receive additional funds each year under the legacy 401(k) plan, the amount of which, if any, is determined by the Board in its sole discretion. As of December 31, 2012, this plan was merged into the Retirement Savings Plan. We incurred expenses related to the Anchen 401(k) matching feature of $146 thousand in the period from September 29, 2012 to December 31, 2012 (Successor), $381 thousand for the period from January 1, 2012 to September 28, 2012 (Predecessor), and $50 thousand in 2011 (Predecessor). We did not make a discretionary contribution to the legacy 401(k) plan for 2012 or 2011.

Legal Proceedings
Our legal proceedings are complex and subject to significant uncertainties.  As such, we cannot predict the outcome or the effects of the legal proceedings described below.  While we believe that we have valid claims and/or defenses in the litigations described below, litigation is inherently unpredictable, and the outcome of these proceedings could include substantial damages, the imposition of substantial fines, penalties, and injunctive or administrative remedies.  For proceedings where losses are both probable and reasonably estimable, we have accrued for such potential loss as set forth below.  Such accruals have been developed based upon estimates and assumptions that have been deemed reasonable by management, but the assessment process relies heavily on estimates and assumptions that may ultimately prove to be inaccurate or incomplete, and unknown circumstances may exist or unforeseen events occur that could lead us to change those estimates and assumptions.  Unless otherwise indicated below, at this time we are not able to estimate the possible loss or range of loss, if any, associated with these legal proceedings.  In general, we intend to continue to vigorously prosecute and/or defend these proceedings, as appropriate; however, from time to time, we may settle or otherwise resolve these matters on terms and conditions that we believe are in the best interests of the Company.  Resolution of any or all claims, investigations, and legal proceedings, individually or in the aggregate, could have a material adverse effect on our results of operations and/or cash flows in any given accounting period or on our overall financial condition.

Patent Related Matters

On April 28, 2006, CIMA Labs, Inc. and Schwarz Pharma, Inc. filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “'981 patent”) and 6,221,392 (the “'392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the United States Patent and Trademark Office (“USPTO”) rejected all claims pending in both the '392 and '981 patents. On September 28, 2009, the USPTO's Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner's rejection of all claims in the '981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the '981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the '392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
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
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’

patents were invalid as being obvious and without adequate written description.  Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision.  On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment.  A jury trial is now scheduled in the District Court for November 3, 2014.  On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case.  A contingent liability of $9 million was recorded on our consolidated balance sheet as of December 31, 2012 and December 31, 2013 for this matter.  We can give no assurance that the final resolution of this legal proceeding will not materially differ from our estimates and assumptions inherent in our best estimate of potential loss.  We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments.  We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC®. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial was scheduled for January 26, 2015. On February 25, 2014, the case was stayed pending standard antitrust review of a confidential settlement.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed petitions for panel and en banc rehearing, which were denied on January 16, 2014. On March 5, 2014, judgment in our favor was formally entered in the District Court.
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
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. We intend to vigorously pursue an appeal of this decision and further intend to assert, in cooperation with Elan, other intellectual property against TWi.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against our subsidiary, Anchen Pharmaceuticals, in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745 ,466 because Anchen submitted an ANDA with a Paragraph IV certification seeking FDA approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium. The complaint generally seeks

(i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman ruling was entered on May 1, 2013. On October 15, 2013, a draft stipulation of dismissal was offered to plaintiffs in light of our conversion of our Paragraph IV certification to a Paragraph III certification in our ANDA. As of the date of this Report, plaintiffs continue to oppose the entry of the dismissal stipulation. We will continue to defend this action vigorously.
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
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. A bench trial is scheduled for August 3, 2015. We intend to defend this action vigorously.
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA and are prosecuting the case vigorously. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. A bench trial has been set in this case for April 13, 2015. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. On November 6, 2013, we filed our appeal of the original District Court’s judgment to the Court of Appeals for the Federal Circuit. We intend to continue to defend and prosecute, as appropriate, these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing is scheduled for May 8, 2014, and pre-trial briefs are due October 24, 2014. We intend to defend this action vigorously.
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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions is scheduled to be held May 1, 2014. We intend to defend this action vigorously.
On January 31, 2013, Merz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,638,552 and 7,816,396 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of glycopyrrolate oral solution. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 13, 2013, the case was dismissed pursuant to a confidential settlement agreement.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. A bench trial is scheduled for December 1, 2014. We intend to defend this action vigorously.
On May 14, 2013, Bayer Pharma AG, Bayer IP GMBH, and Bayer Healthcare Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,362,178 and 7,696,206 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of vardenafil hydrochloride orally disintegrating tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for April 6, 2015. We intend to defend this action vigorously.
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
On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A three-day bench trial is scheduled for August 31, 2015. We intend to defend this action vigorously.
On October 22, 2013, Horizon Pharma and Jagotec AG filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos., 6,488,960; 6,677,326; 8,168,218; 8,309,124; and 8,394,407 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2 and 5 mg prednisone delayed release oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 6, 2013, the case was dismissed pursuant to our ANDA withdrawal.
On November 26, 2013, Otsuka Pharmaceutical Co. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges both improper notification as to the Paragraph IV certification accompanying our ANDA for approval of 15 and 30 mg tolvaptan oral tablets as well as infringement of U.S. Patent Nos. 5,753,677 and 8,501,730. The complaint seeks (i) a declaratory judgment of improper notice; (ii) a finding of infringement; and (iii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On March 10, 2014, the District Court granted Otsuka’s motion for judgment on the pleadings, dismissing the case, as our initial notice letter preceded our acceptance for filing from FDA. At the appropriate time, we intend to resubmit the notice letter.
On December 27, 2013, Jazz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,472,431; 6,780,889; 7,262,219; 7,851,506; 8,263,650; 8,324,275;

8,461,203; 7,668,730; 7,765,106; 7,765,107; 7,895,059; 8,457,988; and 8,589,182 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 500mg/ml sodium oxybate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 21, 2014, Lyne Laboratories, Fresenius USA Manufacturing and Fresenius Medical Care Holdings filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The complaint alleges infringement of U.S. Patent Nos. 8,591,938 and 8,592,480 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 169mg/5ml calcium acetate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 23, 2014, Eli Lilly filed a lawsuit against us in the U.S. District Court for the Southern District of Indiana, and on January 24, 2014, Lilly, Daiichi Sankyo, and Ube Industries, Ltd. filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 8,404,703 and 8,569,325 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 5 mg and EQ 10 mg prasugrel hydrochloride oral tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On February 14, 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and Adamas Pharmaceuticals, Inc., filed a lawsuit against us and our Anchen subsidiary in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 8,039,009; 8,168,209; 8,173,708; 8,283,379; 8,329,752; 8,362,085; and 8,598,233 because we submitted ANDAs with Paragraph IV certifications to the FDA for approval of 7, 14, 21, and 28 mg memantine hydrochloride extended release capsules.  The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.
Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. On November 21, 2013, we reached an agreement in principle to resolve the claims brought by the State of Illinois for $28,500 thousand, including attorneys’ fees and costs. On January 28, 2014, we settled the claims brought by the State of Kansas for $1,750 thousand. On February 5, 2014, we settled the claims brought by the State of Utah for $2,100 thousand. On February 17, 2014, the Dane County Circuit Court for the state of Wisconsin dismissed the claim brought by Peggy Lautenschlager and Bauer & Bach, LLC. During the year ended December 31, 2013, we recorded an additional $25,650 thousand as "Settlements and loss contingencies, net" on the consolidated statements of operations as we continue to periodically assess and estimate our remaining potential liability. A contingent liability of $32,367 thousand was recorded under the caption “Accrued legal settlements” on our consolidated balance sheet as of December 31, 2013, in connection with the aforementioned AWP actions. Pending the finalization of the State of Illinois agreement in principle, all of our existing AWP cases will have been concluded.
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

Note 19 - Discontinued Operations - Related Party Transaction:

We divested FineTech Laboratories, Ltd (“FineTech”), effective December 31, 2005. We transferred the business for no proceeds to Dr. Arie Gutman, president and chief executive officer of FineTech. Dr. Gutman also resigned from our Board of Directors. In 2012 and 2011 we recorded tax amounts to discontinued operations for interest related to contingent tax liabilities. In 2011, we recognized a tax benefit of approximately $20,000 thousand to discontinued operations due to a reversal of certain FineTech related contingent tax liabilities. The results of FineTech operations are classified as discontinued because we have no continuing involvement in FineTech.

Note 20 - Segment Information:

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

The financial data for the two business segments are as follows ($ amounts in thousands):

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues:
Par Pharmaceutical	$1,028,418	$227,312	$743,360	$834,592
Strativa	69,049	18,827	60,508	91,546
Total revenues	$1,097,467	$246,139	$803,868	$926,138

Gross margin:
Par Pharmaceutical	271,396	33,776	296,338	320,313
Strativa	46,647	11,669	46,012	66,431
Total gross margin	$318,043	$45,445	$342,350	$386,744

Operating (loss) income:
Par Pharmaceutical	(48,082)	(25,938)	116,591	(10,973)
Strativa	(17,361)	(3,825)	(57,151)	(39,620)
Total operating (loss) income	($65,443)	($29,763)	$59,440	($50,593)
Gain (loss) on marketable securities and other investments, net	1,122	—	—	237
Gain on bargain purchase	—	5,500	—	—
Interest income	87	50	424	736
Interest expense	(95,484)	(25,985)	(9,159)	(2,676)
Loss on debt extinguishment	(7,335)	—	—	—
(Benefit) provision for income taxes	(61,182)	(17,682)	29,447	(5,996)
(Loss) income from continuing operations	($105,871)	($32,516)	$21,258	($46,300)

Total revenues of our top selling products were as follows ($ amounts in thousands):

	For the Year Ended	For the Period		For the Year Ended
Product	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2011
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Par Pharmaceutical
Budesonide (Entocort® EC)	$198,834	$36,710	$103,762	$70,016
Propafenone (Rythmol SR®)	70,508	19,623	53,825	69,835
Metoprolol succinate ER (Toprol-XL®)	56,670	31,287	154,216	250,995
Lamotrigine (Lamictal XR®)	54,577	—	—	—
Divalproex (Depakote®)	46,635	2,436	9,099	—
Rizatriptan (Maxalt®)	45,598	—	—	—
Bupropion ER (Wellbutrin®)	45,403	11,255	34,952	—
Chlorpheniramine/Hydrocodone (Tussionex®)	33,518	17,403	30,706	39,481
Modafinil (Provigil®)	27,688	16,956	88,831	—
Diltiazem (Cardizem® CD)	27,212	3,702	—	—
Other (1)	390,346	79,789	249,383	374,288
Other product related revenues (2)	31,429	8,151	18,586	29,977
Total Par Pharmaceutical Revenues	$1,028,418	$227,312	$743,360	$834,592

Strativa
Megace® ES	$39,510	$10,910	$38,322	$58,172
Nascobal® Nasal Spray	26,864	7,138	17,571	21,399
Other	(910)	130	130	3,309
Other product related revenues (2)	3,585	649	4,485	8,666
Total Strativa Revenues	$69,049	$18,827	$60,508	$91,546

(1)
The further detailing of revenues of the other approximately 50 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the year ended December 31, 2013 (Successor), the period from September 29, 2012 to December 31, 2012 (Successor) or for the period from January 1, 2012 to September 28, 2012 (Predecessor) or for the year ended December 31, 2011 (Predecessor).

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 21 – Restructuring Costs:
In June 2011, we announced our plans to resize Strativa Pharmaceuticals, our branded products division, as part of a strategic assessment. We reduced our Strativa workforce by approximately 90 people. The remaining Strativa sales force focus their marketing efforts on Megace® ES and Nascobal® Nasal Spray. In connection with these actions, we incurred expenses for severance and other employee-related costs. The intangible assets related to products no longer a priority for our remaining Strativa sales force were fully impaired by these actions (total charge of $24,226 thousand). We also had non-cash inventory write downs for product and samples associated with the products no longer a priority for our remaining Strativa sales force. Inventory write downs were classified as cost of goods sold on the consolidated statements of operations for the year ended December 31, 2011. In July 2011, Strativa returned the U.S. commercialization rights of Zuplenz® to MonoSol, as part of the resizing of Strativa. In September 2011, Strativa executed a termination agreement with BioAlliance returning all Oravig® rights and obligations to BioAlliance. We recorded an initial charge of $27,660 thousand of which $674 thousand was reflected as cost of goods sold. No liability remained as of December 31, 2013.
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Strativa’s marketing of Megace® ES. We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force. The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray. In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. The remaining liabilities at December 31, 2013 were included with accrued expenses and other current liabilities on the consolidated balance sheet.
The following table summarizes the activity for 2013 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2013 ($ amounts in thousands):

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2013
Severance and employee benefits to be paid in cash	$1,413	($1,303)	$0	($4)	$106
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	($1,303)	($403)	($4)	$106

The total charge was related to the Strativa segment. The charges related to this plan to reduce the size of the Strativa business are reflected on the consolidated statements of operations for the year ended December 31, 2013.

Note 22 - Subsequent Events:
Acquisition of JHP
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc., the parent company of JHP Pharmaceuticals LLC (“JHP”), a leading specialty pharmaceutical company that develops, manufactures and markets branded and generic sterile injectable products, for $490 million, subject to certain customary post-closing adjustments. We subsequently changed JHP’s name to Par Sterile Products, LLC. Par Sterile Products focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. Par Sterile Products currently markets a portfolio of 14 specialty injectable products, and has developed a pipeline of 34 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration. Par Sterile Products’ sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products. We funded this transaction and associated expenses with debt financing (see below), which is subject to customary conditions and an equity commitment of $110 million from certain investment funds associated with TPG Capital.
The acquisition of JHP will be accounted for as a business combination in accordance with ASC 805. Accordingly, the assets and liabilities of JHP as of February 20, 2014 will be recorded at their respective fair values. We are still in the process of completing the purchase price allocation. The preliminary purchase price allocation for JHP is expected to be completed in the first quarter of 2014. We are also in the process of completing the required supplemental pro forma revenue and earnings information for this acquisition. We expect to include a preliminary determination of the acquisition consideration and detail of the assets acquired and liabilities assumed in our condensed consolidated financial statements for the quarter ending March 31, 2014, which will be included as part of our Quarterly Report on Form 10-Q.

Repricing of the Term Loan Facility and Additional Borrowings
On February 20, 2014 in conjunction with our acquisition of JHP, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with a new tranche of tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans and (2) the New Tranche B Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company enters into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur an unlimited amount of new incremental debt was increased by 25 basis points to 3.75:1.00.
Additionally, on February 20, 2014 in conjunction with our acquisition of JHP, we also entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of JHP.

Note 23 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2013 and 2012 are summarized below ($ amounts in thousands):

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Successor)	(Successor)	(Successor)	(Successor)
Total revenues	$290,196	$233,669	$267,321	$306,281
Gross margin	71,444	58,900	81,391	106,308
Total operating expenses	62,835	66,399	106,116	148,136
Operating income (loss)	8,609	(7,499)	(24,725)	(41,828)
Net loss	$(14,746)	$(21,791)	$(29,299)	$(40,035)

			Third Quarter
Fiscal 2012	First Quarter	Second Quarter	July 1, 2012 to September 28, 2012	September 29, 2012 to September 30, 2012	Fourth Quarter
	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
Total revenues	$271,472	$294,333	$238,063	$10,689	$235,450
Gross margin	97,846	143,154	101,350	3,627	41,818
Total operating expenses	119,059	60,383	103,468	288	74,920
Operating (loss) income	(21,213)	82,771	(2,118)	3,339	(33,102)
Net (loss) income	$(28,723)	$51,277	$(1,379)	$1,588	$(34,133)