Form 10-Q
period 2014-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2014-05-15
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014
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
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of May 15, 2014: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$220,560	$130,080
Available for sale marketable debt securities	2,517	3,541
Accounts receivable, net	94,005	143,279
Inventories	170,724	117,307
Prepaid expenses and other current assets	16,826	13,980
Deferred income tax assets	62,749	55,932
Income taxes receivable	6,359	1,458
Total current assets	573,740	465,577

Property, plant and equipment, net	206,430	127,276
Intangible assets, net	1,297,087	1,092,648
Goodwill	1,002,339	849,652
Other assets	95,217	96,342
Total assets	$3,174,813	$2,631,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,467	$21,462
Accounts payable	75,814	31,181
Payables due to distribution agreement partners	67,262	79,117
Accrued salaries and employee benefits	17,516	20,700
Accrued government pricing liabilities	30,512	35,829
Accrued legal fees	10,809	4,395
Accrued legal settlements	37,517	41,367
Payable to former Anchen securityholders	2,237	2,305
Accrued interest payable	16,563	7,629
Accrued expenses and other current liabilities	18,422	14,986
Total current liabilities	286,119	258,971

Long-term liabilities	21,906	20,322
Non-current deferred tax liabilities	334,664	288,783
Long-term debt, less current portion	1,913,767	1,516,057
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share,
100 shares authorized and issued	—	—
Additional paid-in capital	797,519	686,577
Accumulated deficit	(177,780)	(138,416)
Accumulated other comprehensive loss	(1,382)	(799)
Total stockholders' equity	618,357	547,362
Total liabilities and stockholders’ equity	$3,174,813	$2,631,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2014	2013
Revenues:
Net product sales	$282,833	$282,518
Other product related revenues	6,251	7,678
Total revenues	289,084	290,196
Cost of goods sold, excluding amortization expense	150,668	178,681
Amortization expense	44,102	40,071
Total cost of goods sold	194,770	218,752
Gross margin	94,314	71,444
Operating expenses:
Research and development	34,624	20,224
Selling, general and administrative	50,941	40,795
Intangible asset impairment	41,758	—
Restructuring costs	1,146	1,816
Total operating expenses	128,469	62,835
Operating (loss) income	(34,155)	8,609
Interest income	14	37
Interest expense	(25,467)	(24,036)
Loss on debt extinguishment	(3,989)	(7,335)
Loss before benefit for income taxes	(63,597)	(22,725)
Benefit for income taxes	(24,232)	(7,979)
Net loss	$(39,365)	$(14,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2014	2013
Net loss income	$(39,365)	$(14,746)
Other comprehensive loss, net of tax :
Unrealized loss on marketable securities, net of tax	(6)	(12)
Unrealized loss on cash flow hedges, net of tax	(1,212)	—
Less: reclassification adjustment for net losses included in net income, net of tax	635	—
Other comprehensive loss	(583)	(12)
Comprehensive loss	$(39,948)	$(14,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(39,365)	$(14,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(28,036)	(7,648)
Depreciation and amortization	50,663	45,959
Non-cash interest expense	2,686	2,654
Cost of goods on acquired inventory step up	2,986	6,557
Intangible asset impairment	41,758	—
Allowances against accounts receivable	13,520	2,288
Share-based compensation expense	942	2,268
Loss on debt extinguishment	3,989	7,335
Other, net	(53)	303
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	41,997	(28,215)
Increase in inventories	(20,984)	(15,570)
(Increase) decrease in prepaid expenses and other assets	(1,343)	388
Increase in accounts payable, accrued expenses and other liabilities, excluding DOJ payment	36,386	22,256
Payment to Department of Justice (DOJ)	—	(43,941)
(Decrease) increase in payables due to distribution agreement partners	(12,102)	36,097
Decrease in income taxes receivable/payable	(3,905)	(9,872)
Net cash provided by operating activities	89,139	6,113
Cash flows from investing activities:
Capital expenditures	(13,212)	(4,408)
Purchase of JHP, net of cash acquired	(478,647)	—
Proceeds from available for sale marketable debt securities	1,000	1,000
Net cash used in investing activities	(490,859)	(3,408)
Cash flows from financing activities:
Proceeds from debt	525,541	143,889
Payments of debt	(140,191)	(143,886)
Debt issuance costs	(3,150)	—
Payments to extinguish debt	—	(1,412)
Proceeds from equity contributions, net	110,000	2,070
Net cash provided by financing activities	492,200	661
Net increase in cash and cash equivalents	90,480	3,366
Cash and cash equivalents at beginning of period	130,080	36,794
Cash and cash equivalents at end of period	$220,560	$40,160

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$7,721	$11,134
Interest paid	$13,631	$11,700
Non-cash transactions:
Capital expenditures incurred but not yet paid	$731	$634

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet, two-piece hard-shell capsule) and sterile injectables. We also distribute several oral suspension products and nasal spray products.
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

Note 1 – Basis of Presentation:

The accompanying condensed consolidated financial statements at March 31, 2014 and for the three-month periods ended March 31, 2014 and March 31, 2013 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2013 was derived from the Company’s audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements and these notes to condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with our 2013 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.

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

The Merger was accounted for as a purchase business combination in accordance with ASC 805, "Business Combinations," ("ASC 805") whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities assumed at fair value. The acquisition method of accounting uses the fair value concept defined in ASC 820, Fair Value Measurements and Disclosures ("ASC 820").

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the Company’s senior secured credit facilities. There is an annual cap of $4 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $935 thousand for the three months ended March 31, 2014 and an expense of $861 thousand for the three months ended March 31, 2013 for consulting and management advisory service fees and out-of-pocket expenses, which are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Note 3 – JHP Acquisition:

On February 20, 2014, the Company completed its acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “JHP Acquisition”). The consideration for the JHP Acquisition consisted of $488 million in cash, subject to certain customary working capital adjustments. The Company financed the JHP Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG. Among the primary reasons we acquired JHP and the factors that contributed to the preliminary recognition of goodwill was that the JHP Acquisition immediately expanded our presence into the rapidly growing market for injectable products and will eventually include ophthalmics and otics. The result is a broader and more diversified product portfolio, and an expanded development pipeline. With its high-barrier-to-entry products, JHP represents a complement to our strategy and product line. JHP also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to our acquisition.
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which we have renamed Par Sterile Products, LLC (“Par Sterile”). Par Sterile will continue its activities as a leading specialty pharmaceutical company that develops, manufactures and markets sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Par Sterile’s manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products.
The operating results of Par Sterile from February 20, 2014 to March 31, 2014 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of approximately $14 million and an immaterial impact on loss from continuing operations. The condensed consolidated balance sheet as of March 31, 2014 reflects the JHP Acquisition, including goodwill, which represents Par Sterile's workforce expertise in R&D, marketing and manufacturing.
The JHP Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the JHP Acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the JHP Acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The JHP Acquisition-related transaction costs incurred for the quarter ended March 31, 2014 totaled $12,350 thousand of which $8,213 thousand were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations and $4,137 thousand were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. The JHP Acquisition-related transaction costs for the quarter ended March 31, 2014 were comprised of bank fees ($10,388 thousand), legal fees ($1,505 thousand), and other fees ($457 thousand). The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of JHP as of the effective date of the JHP Acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of JHP as of the effective date of the JHP Acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments could be material. Specific provisional areas include preliminary amounts for inventories, including related step-up to fair value; property, plant and equipment; intangible assets related to trade name, developed products and in-process research and development products; and goodwill. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on February 20, 2014. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

The sources and uses of funds in connection with the JHP Acquisition are summarized below ($ in thousands):

Sources:		Uses:
Senior secured term loan	$395,000	Cash purchase of equity	$487,929
Sponsor equity contribution	110,000	Transaction costs	12,350
Company cash on hand	1,633	Accrued interest on Company debt	6,354
Total source of funds	$506,633	Total use of funds	$506,633

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of JHP has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of February 20, 2014
Cash and cash equivalents	$9,278
Accounts receivable, net	6,244
Inventories	35,418
Prepaid expenses and other current assets	1,797
Property, plant and equipment	73,939
Intangible assets	290,299
Other long-term assets, net	2,658

Total identifiable assets	419,633

Accounts payable	13,716
Accrued expenses and other current liabilities	2,496
Deferred tax liabilities	67,425
Other long-term liabilities	754

Total liabilities assumed	84,391

Net identifiable assets acquired	335,242

Goodwill	152,687

Net assets acquired	$487,929
Approximately $20 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of March 31, 2014 will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the quarter ended March 31, 2014, and the quarter ended March 31, 2013 assumes the JHP Acquisition occurred as of January 1, 2013. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the JHP Acquisition been consummated during the periods for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	Three months ended
(In thousands)	March 31, 2014	March 31, 2013
Total revenues	$308,146	$328,768
Loss from continuing operations	$(29,476)	$(32,502)
These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to finite-lived intangible assets ($199,300 thousand) and inventory ($10,748 thousand) had been applied on January 1, 2013, and the debt incurred as a result of the JHP Acquisition ($395,000 thousand) had been outstanding since January 1, 2013, along with the related repricing of the Term Loan Facility (as defined in Note 15, "Debt"), together with the consequential tax effects.

Pro forma loss from continuing operations for the quarter ended March 31, 2014 was adjusted to exclude $8,213 thousand of JHP Acquisition-related costs incurred in 2014 with the consequential tax effects. These costs were primarily bank fees, accounting fees, and legal fees. Pro forma loss from continuing operations for the quarter ended March 31, 2013 was adjusted to include the JHP Acquisition-related costs with the consequential tax effects. Pro forma loss from continuing operations for the quarters ended March 31, 2014 and 2013 have been adjusted to exclude certain JHP historical amounts such as intangible asset amortization.

Note 4 – Acquisition of Divested Products from the Watson/Actavis Merger:

In connection with the merger of Watson Pharmaceuticals, Inc. and Actavis Group on November 6, 2012 (the “Watson/Actavis Merger”), Par acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications (“ANDA”) awaiting regulatory approval, and a generic product in late-stage development for $110 million. Par also acquired a number of related supply agreements each with a term of three years. The purchase price was paid in cash and funded from our cash on hand.
The acquisition was accounted for as a business combination and a bargain purchase under ASC 805. The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The gain was mainly attributed to the FTC-mandated divestiture of products by Watson and Actavis in conjunction with the approval of the related Watson/Actavis Merger.

Note 5 – Edict Acquisition:

On February 17, 2012, through Par Pharmaceutical, Inc., our wholly-owned subsidiary, we completed our acquisition of privately-held Edict Pharmaceuticals Private Limited, which has been renamed Par Formulations Private Limited (“Par Formulations”), for cash and our repayment of certain additional pre-close indebtedness (the “Edict Acquisition”).  The operating results of Par Formulations were included in our consolidated financial results from the date of acquisition.  The operating results were reflected as part of the Par Pharmaceutical segment.  We funded the purchase from cash on hand.
The addition of Par Formulations broadened our industry expertise and expanded our R&D and manufacturing capabilities.  The Edict Acquisition was revalued as part of the Merger. Refer to Note 2, “Sky Growth Merger.”
 Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following items ($ amounts in thousands):

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

Note 6 – Pending Acquisition of Nuray Assets:

On November 1, 2013, our wholly-owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase certain assets of privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for up to $19 million in cash and contingent payments. The assets to be acquired consist of Nuray’s API business located in Kakkalur, Tamil Nadu, India, including real property, improvements and related assets (the “Kakkalur Business”). The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of the Kakkalur Business will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.

Note 7 – Available for Sale Marketable Debt Securities:

At March 31, 2014 and December 31, 2013, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 8,

“Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at March 31, 2014 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$2,508	$9	$—	$2,517

All available for sale marketable debt securities are classified as current on our condensed consolidated balance sheet as of March 31, 2014.

The following is a summary of amortized cost and estimated fair value of our investments in marketable debt securities available for sale at December 31, 2013 ($ amounts in thousands):

				Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$3,522	$19	$—	$3,541

    The following is a summary of the contractual maturities of our available for sale debt securities at March 31, 2014 ($ amounts in thousands):

	March 31, 2014
		Estimated Fair
	Cost	Value
Less than one year	$2,508	$2,517
Total	$2,508	$2,517

Note 8 – Fair Value Measurements:

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	March 31, 2014	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$2,517	$—	$2,517	$—
Cash equivalents	$123,784	$123,784	$—	$—
Senior secured term loan (Note 15)	$1,447,084	$—	$1,447,084	$—
7.375% senior notes (Note 15)	$529,200	$—	$529,200	$—
Derivative instruments - Interest rate caps (Note 16)	$2,090	$—	$2,090	$—

The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$3,541	$—	$3,541	$—
Cash equivalents	$66,782	$66,782	$—	$—
Senior secured term loan (Note 15)	$1,063,255	$—	$1,063,255	$—
7.375% senior notes (Note 15)	$507,150	$—	$507,150	$—
Derivative instruments - Interest rate caps (Note 16)	$1,189	$—	$1,189	$—

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
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of March 31, 2014 or December 31, 2013 that are measured in the condensed consolidated financial statements at fair value.
Intangible Assets
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets (level 3 inputs), is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. During the three months ended March 31, 2014, we recorded intangible asset impairments totaling $41,758 thousand for two generic products not expected to achieve their originally forecasted operating results. There was no intangible asset impairment during the three months ended March 31, 2013.
Derivative Instruments - Interest Rate Caps
We use interest rate cap agreements to manage our interest rate risk on our variable rate long-term debt. Refer to Note 16, "Derivatives Instruments and Hedging Activities," for further information.

Note 9 – Accounts Receivable:

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	March 31,	December 31,
	2014	2013
Gross trade accounts receivable	$365,435	$383,347
Chargebacks	(58,110)	(48,766)
Rebates and incentive programs	(83,953)	(75,321)
Returns	(84,590)	(78,181)
Cash discounts and other	(44,486)	(37,793)
Allowance for doubtful accounts	(291)	(7)
Accounts receivable, net	$94,005	$143,279

Allowance for doubtful accounts
($ amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013

Par balance at beginning of period	$(7)	$—
Par Sterile beginning balance	(278)	—
Additions – charge to expense	(99)	—
Adjustments and/or deductions	93	—
Balance at end of period	$(291)	$—

The following tables summarize the activity for the three months ended March 31, 2014 and for the three months ended March 31, 2013, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Three months ended March 31, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(189,919)	$—	(1)	$186,461	$(58,110)
Rebates and incentive programs	(75,321)	(5,489)	(92,684)	—		89,541	(83,953)
Returns	(78,181)	(4,398)	(7,112)	—		5,101	(84,590)
Cash discounts and other	(37,793)	(1,792)	(55,741)	(1,399)	(3)	52,239	(44,486)
Total	$(240,061)	$(17,565)	$(345,456)	$(1,399)		$333,342	$(271,139)

Accrued liabilities (2)	$(35,829)	$(382)	$(16,076)	$1,755	(4)	$20,020	$(30,512)

	Three months ended March 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(141,317)	$—	(1)	$140,680	$(42,307)
Rebates and incentive programs	(59,426)	(59,780)	—		61,052	(58,154)
Returns	(68,062)	(9,029)	—		6,007	(71,084)
Cash discounts and other	(26,544)	(40,597)	—		40,695	(26,446)
Total	$(195,702)	$(250,723)	$—		$248,434	$(197,991)

Accrued liabilities (2)	$(42,162)	$(12,528)	$—		$14,835	$(39,855)

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

(3)
During the first quarter of 2014, we recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(4)
Based upon additional available information related to Managed Medicaid utilization in California, we reduced our Medicaid accruals for the periods March 2010 through December 2013 by approximately $2.4 million.  Our Medicaid accrual represents our best estimate at this time.

The Company sells its products directly to wholesalers, retail drug store chains, drug distributors, mail order pharmacies and other direct purchasers as well as customers that purchase its products indirectly through the wholesalers, including independent pharmacies, non-warehousing retail drug store chains, hospitals, managed health care providers and other indirect purchasers. The Company often negotiates product pricing directly with health care providers that purchase products through the Company’s wholesale customers. In those instances, chargeback credits are issued to the wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The information that the Company considers when establishing its chargeback reserves includes contract and non-contract sales trends, average historical contract pricing, actual price changes, processing time lags and customer inventory information from its three largest wholesale customers. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.

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

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date. Par Sterile generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to and six months following, such Par Sterile products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates. Additionally, we consider other factors when estimating the current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that we believe are not covered by the historical rates.

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

Note 10 – Inventories:

($ amounts in thousands)

	March 31,	December 31,
	2014	2013
Raw materials and supplies	$58,045	$44,403
Work-in-process	22,061	9,834
Finished goods	90,618	63,070
	$170,724	$117,307

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Inventory write-offs	$2,235	$4,107

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an ANDA that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of March 31, 2014, Par had approximately $13 million in inventories related to generic products that were not yet available to be sold.
Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval, but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of March 31, 2014, Strativa had approximately $2 million in inventories related to generic products that were not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ amounts in thousands)

	March 31,	December 31,
	2014	2013
Raw materials and supplies	$10,104	$6,308
Work-in-process	3,149	93
Finished goods	1,731	118
	$14,984	$6,519

Write-offs of pre-launch inventories
($ amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Pre-launch inventory write-offs, net of partner allocation	$493	$689

Note 11 – Property, Plant and Equipment, net:

($ amounts in thousands)

	March 31,	December 31,
	2014	2013
Land	$9,550	$4,553
Buildings	63,845	29,491
Machinery and equipment	81,422	58,556
Office equipment, furniture and fixtures	7,847	5,433
Computer software and hardware	24,610	21,582
Leasehold improvements	26,028	25,828
Construction in progress	30,055	12,286
	243,357	157,729
Accumulated depreciation and amortization	(36,927)	(30,453)
	$206,430	$127,276

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Depreciation and amortization expense	$6,543	$5,888

Note 12 – Intangible Assets, net:

($ amounts in thousands)

	March 31, 2014			December 31, 2013
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products	$511,752	$(181,516)	$330,236	$530,759	$(155,744)	$375,015
Other product related royalty streams	115,600	(25,853)	89,747	115,600	(22,709)	92,891
IPR&D	293,400	—	293,400	293,400	—	293,400
Subsequently Developed IPR&D	262,553	(35,536)	227,017	262,553	(25,331)	237,222
Par trade name	26,400	—	26,400	26,400	—	26,400
Watson/Actavis Divestiture Products	62,544	(26,021)	36,523	85,295	(23,143)	62,152
Watson/Actavis related IPR&D	4,700	—	4,700	4,700	—	4,700
Developed products - JHP	198,600	(1,958)	196,642	—	—	—
IPR&D - JHP	90,999	—	90,999	—	—	—
JHP trade name	700	(13)	687	—	—	—
Other	1,000	(264)	736	1,000	(132)	868
	$1,568,248	$(271,161)	$1,297,087	$1,319,707	$(227,059)	$1,092,648

    We recorded amortization expense related to intangible assets of $44,102 thousand for the three months ended March 31, 2014 and $40,071 thousand for the three months ended March 31, 2013. Amortization expense was included in cost of goods sold.
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

Intangible Assets acquired with the Divested Products from the Watson/Actavis Merger
On November 6, 2012, in connection with the Watson/Actavis Merger, we acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, eight ANDAs that were awaiting regulatory approval and a generic product in late-stage development. Refer to Note 4, “Acquisition of Divested Products from the Watson/Actavis Merger,” for details of the transaction.

The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately six years.
IPR&D consists of technology-related intangible assets used in R&D activities, which were incomplete at the time of the acquisition. Upon the successful completion and launch of a product in the group, we will make a separate determination of useful life of the related IPR&D intangible asset and commence amortization.

Intangible Assets acquired with the JHP Acquisition
On February 20, 2014, we acquired intangible assets as part of the JHP Acquisition. Refer to Note 3, "JHP Acquisition," for further details. The intangible assets related to commercial products (developed technology), IPR&D, and the JHP trade name.
The fair value of the developed technology and in-process research and development intangible assets were estimated using the discounted cash flow method of the income approach. We believe that the level and timing of cash flows appropriately reflect market participant assumptions. Some of the significant assumptions inherent in the development of the identifiable intangible asset valuations, from the perspective of a market participant, include the estimated net cash flows by year by project or product (including net revenues, costs of sales, research and development costs, selling and marketing costs and other charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset's life cycle, competitive trends impacting the asset and each cash flow stream, and other factors.
Developed products are defined as products that are commercialized, all research and development efforts have been completed by the seller, and final regulatory approvals have been received. The developed product intangible assets are composite assets, comprising the market position of the product, the developed technology utilized, and the customer base to which the products are sold. Developed technology and the customer base were considered but have not been identified separately as any related cash flows would be very much intertwined with the product related intangibles. Developed products held by the Company are considered separable from the business as they could be sold to a third party. Developed products were valued using a multi-period excess earnings method under the income approach. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately ten years.
IPR&D is related to R&D projects that were incomplete at the time of the JHP Acquisition. We grouped and valued IPR&D based on the projected year of launch for each group, with the exception of one project that is expected to produce large cash flows in the future and we valued this project by itself. IPR&D is considered separable from the business as it could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in a group, we will make a separate determination of useful life of the IPR&D intangible asset and commence amortization. This methodology resulted in six groups of IPR&D (2014 through 2018 plus a group with a single IPR&D project). When the first product of each IPR&D group launches, it is our policy to commence amortization of the entire group utilizing the related cash flows expected to be generated for the group. Due to the nature of our generic injectable product portfolio pipeline, individual products in the IPR&D groups are expected to launch within an annual time period or reasonably close thereto.
Trade names constitute intellectual property rights and are marketing-related intangible assets. The JHP trade name was valued using a relief from royalty method of the income approach and accounted for with a five year useful life based on expected utility. This asset will be subject to impairment testing whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach.

Intangible Asset Impairments
During the three months ended March 31, 2014, we recorded intangible asset impairments totaling $41,758 thousand related to an adjustment to the forecasted operating results of two Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition. The estimated fair values of the assets were determined by completing updated discounted cash flow models. There was no intangible asset impairment during the three months ended March 31, 2013.

Estimated Amortization Expense for Existing Intangible Assets at March 31, 2014
The following table assumes the intangible asset related to the Par trade name as an indefinite-lived asset that will not be amortized in the future.
($ amounts in thousands)

Estimated
Amortization
Expense
Remainder of 2014	$147,428
2015	174,089
2016	178,711
2017	206,612
2018	171,042
2019 and thereafter	392,805
$1,270,687

Note 13 – Goodwill:

($ amounts in thousands)

	March 31,	December 31,
	2014	2013
Balance at beginning of period	$849,652	$850,652
Additions:
JHP Acquisition (1)	152,687	—
Deductions:
Finalization of purchase accounting (2)	—	(1,000)
Balance at end of period	$1,002,339	$849,652

(1) As noted in Note 3, “JHP Acquisition,” we acquired JHP as of February 20, 2014. Based upon our purchase price allocation, we recorded $152,687 thousand of incremental goodwill. This goodwill was allocated to Par.

(2) As noted in Note 2, “Sky Growth Merger,” we were acquired through the Merger. Based upon purchase price allocation in accordance with ASC 350-20-35-30, we recorded goodwill, which was allocated to Par.

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2013, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill had been recognized through March 31, 2014.

Note 14 – Income Taxes:
($ in thousands)

	Three months ended
	March 31, 2014	March 31, 2013
Benefit for income taxes	$(24,232)	$(7,979)
Effective tax rate	38%	35%

The effective tax rate for the three months ended March 31, 2014 and March 31, 2013 reflect our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.
Current deferred income tax assets at March 31, 2014 consist of temporary differences primarily related to accounts receivable reserves, inventory reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at March 31, 2014 consist of timing differences primarily related to intangible assets, debt and depreciation.

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
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2014, we had $20,960 thousand included in “Long-term liabilities” and $949 thousand in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.  During the three months ended March 31, 2014, we recorded an increase in unrecognized tax benefits of $1,299 thousand as a result of tax positions taken during the quarter. We expect that a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 15 - Debt:
($ amounts in thousands)

	March 31,	December 31,
	2014	2013
Senior credit facilities:
Senior secured term loan	$1,441,678	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,931,678	1,545,340
Less unamortized debt discount to senior secured term loan	(8,444)	(7,821)
Less current portion	(9,467)	(21,462)
Long-term debt	$1,913,767	$1,516,057

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all covenants as of March 31, 2014.
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
We are obligated to make mandatory principal prepayments for any fiscal year if the ratio of total amount of outstanding senior secured debt less cash and cash equivalents divided by our consolidated EBITDA is greater than 2.50 to 1.00 as of December 31 of any fiscal year. When the ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00, we are required to pay 25% of excess cash flows, as defined in the Credit Agreement. When the ratio is greater than 3.00 to 1.00, we are required to pay 50% of excess cash flows in the form of principal prepayments. For the year ended December 31, 2013, we were obligated to pay $10,802 thousand of principal prepayments during the first quarter of 2014. However, certain Term Lenders exercised their right under the Credit Agreement to decline their pro rata share of the mandatory principal prepayment. Therefore our actual mandatory principal prepayment in the first quarter of 2014 was $5,036 thousand. As permitted under the Credit Agreement, we will apply this mandatory principal prepayment amount against scheduled principal payments for the second and third quarters of 2014.

Repricing of the Term Loan Facility and Additional Borrowings - 2014
On February 20, 2014 in conjunction with our acquisition of JHP, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with a new tranche of tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the then Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans and (2) the New Tranche B Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company enters into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur new incremental debt was increased by 25 basis points to 3.75:1.00.
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
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2014 that totaled $12,350 thousand of which $8,213 thousand were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations and $4,137 thousand were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $3,989 thousand of the existing unamortized deferred financing costs were written off in connection with this repricing and included in the condensed consolidated statements of operations as a loss on debt extinguishment.

Refinancing of the Term Loan Facility - 2013
On February 6, 2013, the Company, Par Pharmaceutical, Inc., as co-borrower, Sky Growth Intermediate Holdings II Corporation (“Intermediate Holdings”), the subsidiary guarantor party thereto, Bank of America, as administrative agent, and the lenders and other parties thereto modified the Term Loan Facility (as amended, the “New Term Loan Facility”) by entering into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement.
Amendment No. 1 replaced the existing term loans with a new class of term loans in an aggregate principal amount of $1,066 million (the “New Term Loans”). Borrowings under the New Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (which is subject to a 1.00% floor) or the base rate rate (which is subject to a 2.00% floor). The applicable margin for borrowings under the New Term Loans was 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. Amendment No. 1 provided for a soft call option applicable to the New Term Loans. The soft call option provided for a premium equal to 1.00% of the amount of the outstanding principal if, on or prior to August 6, 2013, the Company entered into certain repricing transactions. The other terms applicable to the New Term Loans were substantially the same terms as the original term loans.
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
Repricing of the Revolving Facility - 2013
The Company and Par Pharmaceutical, Inc., as co-borrower, Intermediate Holdings, the subsidiary guarantor party thereto, Bank of America, as administrative agent, and the lenders and other parties thereto modified the Revolving Credit Facility by entering into Amendment No. 2 (“Amendment No. 2”), dated February 22, 2013, and Amendment No. 3 (“Amendment No. 3” and, together with Amendment No. 2, the “Revolver Amendments”), dated February 28, 2013, to the Credit Agreement.

The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension to be effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of March 31, 2014.
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

The Notes and the subsidiary guarantees will be our and the guarantors’ senior unsecured obligations and will (i) rank senior in right of payment to all of our and the subsidiary guarantors’ existing and future subordinated indebtedness; (ii) rank equally in right of payment with all of our and the subsidiary guarantors’ existing and future senior indebtedness; (iii) be effectively subordinated to any of our and the subsidiary guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt; and, (iv) be structurally subordinated to all of the existing and future liabilities (including trade payables) of each of our subsidiaries that do not guarantee the Notes.

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40,000 thousand or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40,000 thousand when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness; (viii) engage in mergers or consolidations with or into other companies; and, (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of March 31, 2014.
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

Debt Maturities as of March 31, 2014

Debt Maturities as of March 31, 2014	($ amounts in thousands)
Remainder of 2014	$5,841
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at March 31, 2014	$1,931,678

Note 16 - Derivative Instruments and Hedging Activities:
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

Cash Flow Hedges of Interest Rate Risk via Interest Rate Caps
Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we primarily use interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the year ended December 31, 2013, we entered into such derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement. These instruments are designated for accounting purposes as cash flow hedges of benchmark interest rate risk related to our Credit Agreement. We assess effectiveness and the effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges for financial reporting purposes and changes in fair value are recorded in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Interest Rate Caps
As of March 31, 2014, we had five outstanding interest rate caps with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. The derivatives had a combined notional value of $600,000 thousand, all with an effective date as of September 30, 2013 and with termination dates each September 30th beginning in 2014 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.9% at March 31, 2014. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 44% of our total outstanding debt at March 31, 2014 remains subject to variability in cash flows attributable to changes in LIBOR interest rates. During the next twelve months, we estimate that $4,005 thousand will be reclassified from “Accumulated other comprehensive loss” on our condensed consolidated balance sheet at March 31, 2014 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of March 31, 2014, we recorded $2,090 thousand (or $1,338 thousand, net of tax) as part of

“Accumulated other comprehensive loss” on our condensed consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
We elected to use the income approach to value the derivatives, using observable Level 2 market expectations at each measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the cap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, volatility and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs for valuation models include the cash rates, futures rates, swap rates, credit rates and interest rate volatilities.  Reset rates, discount rates and volatilities are interpolated from these market inputs to calculate cash flows as well as to discount those future cash flows to present value at each measurement date. Refer to Note 8 for additional information regarding fair value measurements.
The fair value of our derivative instruments measured as outlined above as of March 31, 2014 was as follows:
($ amounts in thousands)

	March 31,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(2,090)	$—	$(2,090)	$—
	$(2,090)	$—	$(2,090)	$—

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of March 31, 2014 and December 31, 2013:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		$—	$—	Accrued expenses and other current liabilities	$(4,005)	(4,002)
Interest rate cap contracts		—	—	Other Assets	1,915	2,813

Total derivatives designated as hedging instruments under ASC 815		$—	$—		$(2,090)	$(1,189)
Total derivatives		$—	$—		$(2,090)	$(1,189)

The following tables summarize our five interest cap agreements with a single counterparty and that each agreement represented a net liability for us and none of our interest cap agreements represented a net asset as of March 31, 2014:
($ amounts in thousands)

Offsetting of Derivative Liabilities
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(2,090)	$(1,915)	$(4,005)	$1,915	$—	$(2,090)

Total	$(2,090)	$(1,915)	$(4,005)	$1,915	$—	$(2,090)

($ amounts in thousands)

Offsetting of Derivative Assets
As of March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$1,915	$1,915	$(1,915)	$—	$—

Total	$—	$1,915	$1,915	$(1,915)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive income (loss) for the three months ended March 31, 2014 (Pre-tax):

Other Comprehensive Income (Loss) Rollforward:		Amount ($ thousands)
Beginning Balance Gain/(Loss) (Pre-tax) as of	December 31, 2013	$(1,189)
Amount Recognized in Other Comprehensive Income (Loss) on Derivative (Pre-tax)		(1,893)
Amount Reclassified from Other Comprehensive Income (Loss) into Income (Loss) (Pre-tax)		992
Ending Balance Gain/(Loss) (Pre-tax) as of	March 31, 2014	$(2,090)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending March 31, 2014 and 2013:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Three Months Ended March 31, 2014

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2014	2013		2014	2013		2014	2013
Interest rate cap contracts	$(1,893)	$—	Interest Expense	$(992)	$—	Interest Expense	$—	$—

Total	$(1,893)	$—		$(992)	$—		$—	$—

Note 17 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the three-month period ended March 31, 2014 were as follows (share amounts and $ amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2013	—	$—	$686,577	$(799)
Unrealized loss on available for sale securities, net of tax	—	—	—	(6)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(1,212)
Less: reclassification adjustment for net losses included in net income, net of tax	—	—	—	635
Compensatory arrangements	—	—	942	—
Capital contribution from Holdings			110,000
Other	—	—	—	—
Balance, March 31, 2014	—	$—	$797,519	$(1,382)

Note 18 – Share-Based Compensation:
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

Each optionee received two equal tranches of stock options. Tranche 1 options vest based upon continued employment over a five year period, ratably 20% each annual period. Our policy is to recognize expense for this type of award on a straight-line basis over the requisite service period for the entire award (5 years). Tranche 2 options vest based upon continued employment and the Company achieving specified annual or bi-annual EBITDA targets. Compensation expense will be recognized on a graded vesting schedule. In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of the equity invested in the Company by the Sponsor.
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
A summary of the calculated estimated grant date fair value per option is as follows:

	Three months ended	Three months ended
	March 31,	March 31,
Fair value of stock options	2014	2013
TRANCHE 1	$0.67	$0.67
TRANCHE 2 without market condition	$0.68	$0.68
TRANCHE 2 with market condition	$0.76	$0.76

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
Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2014	2013
Cost of goods sold	$89	$223
Selling, general and administrative	830	2,011
Total, pre-tax	$919	$2,234
Tax effect of share-based compensation	(340)	(827)
Total, net of tax	$579	$1,407

The following is a summary of our stock option activity (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2013	21,830	$1.00
Granted	625	1.40
Exercised	—	1.00
Forfeited	(200)	1.00
Balance at March 31, 2014	22,255	$1.01	8.5	$8,902
Exercisable at March 31, 2014	4,366	$1.00	8.5	$1,746
Vested and expected to vest at March 31, 2014	21,512	$1.01	8.5	$8,605

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2013	21,330	$1.00
Granted	625	1.40
Exercised	—	1.00
Forfeited	(200)	1.00
Balance at March 31, 2014	21,755	$1.01	8.5	$8,702
Exercisable at March 31, 2014	4,266	$1.00	8.5	$1,706
Vested and expected to vest at March 31, 2014	21,012	$1.01	8.5	$8,405

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
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2013	17,351	$0.25
Granted	—	0.25
Exercised	—	0.25
Forfeited	—	0.25
Balance at March 31, 2014	17,351	$0.25	3.6	$19,954
Exercisable at March 31, 2014	17,351	$0.25	3.6	$19,954

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
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the three-month period ended March 31, 2014 and 2013 ($ amounts in thousands):

	Three months ended	Three months ended
	March 31,	March 31,
	2014	2013
Cost of goods sold	$—	$3
Selling, general and administrative	23	31
Total, pre-tax	$23	$34
Tax effect of stock-based compensation	(9)	(13)
Total, net of tax	$14	$21
The following is a summary of our RSU activity for the three-month period ended March 31, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2013	375	$1.00
Granted	—	1.00
Vested	—	1.00
Forfeited	—	1.00
Non-vested restricted stock unit balance at March 31, 2014	375	$1.00	$525
Long-term Cash Incentive Awards
In conjunction with the Merger, certain employees were granted awards under the Long-term Cash Incentive Award Agreement incentive plan (the “Incentive Plan”) from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the equity invested in the Company by the Sponsor. There is no vesting period under the Incentive Plan. The grantees must be employed by Sky Growth Holdings Corporation and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment.
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Incentive Plan at March 31, 2014.

Note 19 – Commitments, Contingencies and Other Matters:
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
Unimed and Laboratories Besins Iscovesco (“Besins”) filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock's submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs' complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC's claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs' claims of sham litigation. On June 10, 2010, the FTC appealed the District Court's dismissal of the FTC's claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court's decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. On January 15, 2014 we filed a motion to dismiss the FTC’s complaint for failure to state a claim; and on April 21, 2014, that motion was denied.  On  April 22, 2014, we filed a motion for an interlocutory appeal of that motion, and on May 9, 2014, that motion was in turn denied.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision.  On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment.  A jury trial is now scheduled in the District Court for November 3, 2014.  On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case, which was denied on May 13, 2014.  A contingent liability of $9 million was recorded on our consolidated balance sheet as of March 31, 2014 and December 31, 2013 for this matter.  We can give no assurance that the final resolution of this legal proceeding will not materially differ from our estimates and assumptions inherent in our best estimate of potential loss.  We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments.  We will continue to vigorously defend this action.

On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC ® . The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial was scheduled for January 26, 2015. On April 11, 2014, the case was dismissed pursuant to a confidential settlement agreement.
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
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38155 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9-13 and October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. We intend to vigorously pursue an appeal of this decision.
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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1 and 2, 2014. We intend to defend this action vigorously
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. A bench trial is scheduled for December 1, 2014. We intend to defend this action vigorously.
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
On September 23, 2013, Forest Labs and Royalty Pharma filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 6,602,911; 7,888,342; and 7,994,220 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 12.5, 25, 50, and 100 mg milnacipran HCl oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for January 19, 2016. We intend to defend this action vigorously
On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A three-day bench trial is scheduled for August 31, 2015. We intend to defend this action vigorously.
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

Industry Related Matters
We, along with numerous other pharmaceutical companies, have been named as a defendant in an action brought by the Attorney General of Illinois, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These AWP cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. On November

21, 2013, we reached an agreement in principle to resolve the claims brought by the State of Illinois for $28,500 thousand, including attorneys’ fees and costs. A contingent liability of $28,500 thousand was recorded under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of March 31, 2014, in connection with the aforementioned AWP actions.
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

Note 20 – Segment Information:
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

The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended
	March 31, 2014	March 31, 2013
Revenues:
Par Pharmaceutical	$273,806	$272,800
Strativa	15,278	17,396
Total revenues	$289,084	$290,196

Gross margin:
Par Pharmaceutical	$83,644	$59,685
Strativa	10,670	11,759
Total gross margin	$94,314	$71,444

Operating (loss) income:
Par Pharmaceutical	$(23,260)	$9,523
Strativa	(10,895)	(914)
Total operating (loss) income	$(34,155)	$8,609
Interest income	14	37
Interest expense	(25,467)	(24,036)
Loss on debt extinguishment	(3,989)	(7,335)
Benefit for income taxes	(24,232)	(7,979)
Net loss	$(39,365)	$(14,746)

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended
	March 31, 2014	March 31, 2013
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$37,349	$50,403
Propafenone (Rythmol SR®)	21,112	17,159
Divalproex (Depakote®)	20,405	1,426
Bupropion ER (Wellbutrin)	16,342	8,253
Metoprolol succinate ER (Toprol-XL®)	14,117	19,401
Other (1)	145,631	98,402
Other product related revenues (2)	5,439	6,779
Total Par Pharmaceutical Revenues	$273,806	$272,800

Strativa
Megace® ES	$8,154	$10,536
Nascobal® Nasal Spray	6,324	6,202
Other	(12)	(241)
Other product related revenues (2)	812	899
Total Strativa Revenues	$15,278	$17,396

(1)
The further detailing of revenues of the other approximately 80 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the three-month periods ended March 31, 2014 and 2013.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 21 – Restructuring:
2014
Subsequent to the JHP Acquisition, we eliminated approximately 15 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in the first quarter of 2014.
($ amounts in thousands)

Restructuring Activities (JHP)	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at March 31, 2014
Severance and employee benefits to be paid in cash	$1,146	$—	$—	$—	$1,146
Total restructuring costs line item	$1,146	$0	$0	$0	$1,146

2013
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Strativa’s marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. There were no remaining liabilities at March 31, 2014 on the condensed consolidated balance sheet.
($ amounts in thousands)

Restructuring Activities (Strativa)	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at March 31, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$0

Note 22 - Subsequent Events:
On April 9, 2014, we entered into four interest rate caps with various termination dates and notional amounts with an additional counterparty. We entered into these derivative financial instruments to manage our exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. Incremental borrowing related to the JHP acquisition necessitated additional interest rate caps to maintain a ratio of fixed interest rate debt to variable interest rate debt that is appropriate for our business. The derivatives have a combined notional value of $230,000 thousand, all with an effective date as of September 30, 2014 and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps is a fixed weighted average rate of approximately 4.8%. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Future payments under these interest rate caps will be reflected as interest expense on our condensed consolidated statements of operations.

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
To finance the Merger, the Sponsor arranged for an offering of $490 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding indebtedness of the Company (Predecessor) and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,442 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at March 31, 2014. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
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
The introduction of new products at prices that generate adequate gross margins is critical to our ability to generate economic value and ultimately the creation of adequate returns for our owners. Par Pharmaceutical, our generic products division, creates economic value by optimizing our current generic product portfolio and our pipeline of potential high-value first-to-file and first-to-

market generic products. When an abbreviated new drug application (“ANDA”) is filed with the FDA for approval as a generic equivalent of a brand drug, the filer must certify that (i) no patents are listed with the FDA covering the corresponding brand product, (ii) the listed patents have expired, (iii) any patent listed with the FDA as covering the brand product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or (iv) the patent listed as covering the brand drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed (commonly known as a “Paragraph IV” certification). We and our development partners seek to be the first to file an ANDA containing a Paragraph IV certification (a “first-to-file” ANDA) or ANDAs that will otherwise allow us to introduce the first generic version of a brand product (a “first-to-market” product), because the first generic manufacturer to receive regulatory approval from the FDA for a generic version of a particular brand product is often able to capture a substantial share of the generic market.
Our branded products division, Strativa Pharmaceuticals, seeks to develop, manufacture and distribute niche, proprietary pharmaceutical products. Our existing branded products are Nascobal® Nasal Spray and Megace® ES.

Recent Developments
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “JHP Acquisition”). The consideration for the JHP Acquisition consisted of $488 million in cash, subject to certain customary working capital adjustments. The Company financed the JHP Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG. Among the primary reasons we acquired JHP and the factors that contributed to the preliminary recognition of goodwill were the JHP Acquisition immediately expanded our presence into the rapidly growing market for injectables and other sterile products, such as ophthalmics. The result is a broader and more diversified product portfolio, and an expanded development pipeline. With its high-barrier-to-entry products, JHP represents a complement to our strategy and product line. JHP also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to our acquisition.
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which we have renamed Par Sterile Products, LLC (“Par Sterile”). Par Sterile will continue its activities as a leading specialty pharmaceutical company that develops, manufactures and markets sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Par Sterile’s manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products. Par Sterile will be reported with Par Pharmaceutical (Generics Products Division) for financial reporting purposes.
Our recent achievements included significant product launches, such as digoxin, dexmethlphenidate, clonidine ER, and fenofibric acid, execution of several business development agreements, and passing all FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
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

Additionally, we entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG). In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the Federal government. The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization. Activities that are traditionally covered by a CIA that are currently dormant at the Company will not trigger additional obligations or costs unless and until we decide to engage in those activities. Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.
On November 1, 2013, our wholly-owned subsidiary, Par Formulations Private Limited, entered into a definitive agreement to purchase certain assets of privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for up to $19 million in cash and contingent payments. The assets to be acquired consist of Nuray’s API business located in Kakkalur, Tamil Nadu, India, including real property, improvements and related assets (the “Kakkalur Business”). The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of the Kakkalur Business will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.

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

Our key generic products (budesonide, propafenone, divalproex, bupropion ER, and clonidine ER) accounted for approximately 40% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended March 31, 2014.
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
We began selling propafenone, the generic version of Rythmol® SR, in 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a Paragraph IV certification for this product.  We manufacture and distribute this product, and, as of March 31, 2014, we believe we were the single source generic supplier for this product.  The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
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
In October 2013, we launched clonidine ER, the generic version of Kapvay® XR, upon FDA approval of our ANDA. We had no competition in this market through March 31, 2014.

In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of March 31, 2014, we or our strategic partners had approximately 90 ANDAs pending with the FDA, which included approximately 30 first-to-file opportunities or potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

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
On March 31, 2009, we acquired the worldwide rights to Nascobal® (cyanocobalamin, USP) Nasal Spray from QOL Medical, LLC. As of March 31, 2014, our current brand field sales force of approximately 60 people are focusing the majority of their detailing efforts on Nascobal® Nasal Spray.

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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended
($ amounts in thousands)	March 31, 2014	March 31, 2013	$ Change
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$37,349	$50,403	$(13,054)
Propafenone (Rythmol SR®)	21,112	17,159	3,953
Divalproex (Depakote®)	20,405	1,426	18,979
Bupropion ER (Wellbutrin)	16,342	8,253	8,089
Metoprolol succinate ER (Toprol-XL®)	14,117	19,401	(5,284)
Clonidine ER	11,059	—	11,059
Lamotrigine (Lamictal XR®)	10,134	20,110	(9,976)
Dexmethylphenidate	8,994	—	8,994
Fentanyl Patch (Duragesic®)	3,189	8,159	(4,970)
Rizatriptan (Maxalt®)	2,198	33,548	(31,350)
Modafinil (Provigil®)	1,079	17,319	(16,240)
Other	122,389	90,243	32,146
Other product related revenues	5,439	6,779	(1,340)
Total Par Pharmaceutical Revenues	$273,806	$272,800	$1,006

Strativa
Megace® ES	$8,154	$10,536	$(2,382)
Nascobal® Nasal Spray	6,324	6,202	122
Other	(12)	(241)	229
Other product related revenues	812	899	(87)
Total Strativa Revenues	$15,278	$17,396	$(2,118)

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013

Revenues:
Par Pharmaceutical	$273,806	$272,800	$1,006	0.4%	94.7%	94.0%
Strativa	15,278	17,396	(2,118)	(12.2%)	5.3%	6.0%
Total revenues	$289,084	$290,196	$(1,112)	(0.4)%	100.0%	100.0%

Par Pharmaceutical
Three Months Ended March 31, 2014 v. 2013
The increase in generic segment revenues for the three months ended March 31, 2014 as compared to the prior year period was primarily due to the following;

•	The increase in divalproex revenues, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues.

•	The fourth quarter 2013 launches of clonidine HCl ER and dexmethylphenidate.

•	Bupropion ER revenues benefited from competitors that are not able to supply product to the market.

•
The net increase in "Other" is mainly driven by the launches of fluvoxamine maleate ER in first quarter of 2013 that continues to benefit from a lack of competition in this market, fenofibric acid in the third quarter of 2013, the first quarter 2014 launch of digoxin, and the revenues from Par Sterile products acquired on February 20, 2014.

•	We believe we were the single source generic supplier for propafenone for the first quarter of 2014.

The increases noted above for the three months ended March 31, 2014 were tempered by:

•	The revenues for rizatriptan, which we launched in January 2013 as the authorized generic, declined quickly after several competitors entered this market in July 2013.

•	The decrease in sale volume for modafinil as the result of significant competition, which had a negative impact on both price and volume.

•	Budesonide revenues declined primarily due to competition, which mainly impacted price.

•	Lamotrigine, experienced a higher level of competition in the first quarter of 2014 as compared to the first quarter of 2013 when it launched.

•	On-going competition on all SKUs (packaging sizes) of metoprolol succinate ER, which had a negative impact on both price and volume.

•	Fentanyl Patch, which was acquired as part of divested assets from the Watson/Actavis Merger in November 2012, saw revenues decline as the result of continuing competition.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for the three months ended March 31, 2014 and for 2013. The significance of the percentage of our product revenues is primarily driven by the launches of products like digoxin, budesonide and metoprolol succinate ER. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Strativa
Three Months Ended March 31, 2014 v. 2013

The decrease in the Strativa segment revenues in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to a net sales decline of Megace® ES primarily as a result of decreased volume.

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

Our gross revenues for the three month periods ended March 31, 2014 and 2013 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Three months ended
($ thousands)	March 31, 2014	Percentage of Gross Revenues	March 31, 2013	Percentage of Gross Revenues
Gross revenues	$650,261		$553,447

Chargebacks	(189,919)	29.2%	(141,317)	25.5%
Rebates and incentive programs	(92,684)	14.3%	(59,780)	10.8%
Returns	(7,112)	1.1%	(9,029)	1.6%
Cash discounts and other	(57,141)	8.8%	(40,597)	7.3%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(14,321)	2.2%	(12,528)	2.3%
Total deductions	(361,177)	55.5%	(263,251)	47.6%

Total revenues	$289,084	44.5%	$290,196	52.4%

The total gross-to-net adjustments as a percentage of gross revenues increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to:

•
Chargebacks: the increase was primarily driven by customer mix as a result of shift in business from non-wholesalers to wholesalers and higher bupropion and zolpidem volume which have higher overall rates, tempered by the favorable impact of divalproex volume which has a lower rate relative to the overall product portfolio.

•	Rebates and incentive programs: the increase was primarily driven by higher divalproex (volume and rate) and lamotrigine (rate), as well as the impact of Walgreens and AmerisourceBergen Corp alliance.

•
Returns: the decrease in the rate was primarily driven by the reduction in sumatriptan returns reserves which was adjusted to reflect known inventory levels in the trade and lower than expected returns for other products, primarily metoprolol.

•
Cash discounts and other: the increase in rate was primarily due to customer mix, including the impact of the Walgreens and AmerisourceBergen Corp alliance coupled with pricing adjustments for products that had competitive changes in their respective markets, primarily lamotrigine and metoprolol.

•	Medicaid rebates and rebates due under other U.S. Government pricing programs: essentially flat with prior year period.

The following tables summarize the activity for the three months ended March 31, 2014 and March 31, 2013 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Three months ended March 31, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(189,919)	$—	(1)	$186,461	$(58,110)
Rebates and incentive programs	(75,321)	(5,489)	(92,684)	—		89,541	(83,953)
Returns	(78,181)	(4,398)	(7,112)	—		5,101	(84,590)
Cash discounts and other	(37,793)	(1,792)	(55,741)	(1,399)	(3)	52,239	(44,486)
Total	$(240,061)	$(17,565)	$(345,456)	$(1,399)		$333,342	$(271,139)

Accrued liabilities (2)	$(35,829)	$(382)	$(16,076)	$1,755	(4)	$20,020	$(30,512)

	Three months ended March 31, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(141,317)	$—	(1)	$140,680	$(42,307)
Rebates and incentive programs	(59,426)	(59,780)	—		61,052	(58,154)
Returns	(68,062)	(9,029)	—		6,007	(71,084)
Cash discounts and other	(26,544)	(40,597)	—		40,695	(26,446)
Total	$(195,702)	$(250,723)	$—		$248,434	$(197,991)

Accrued liabilities (2)	$(42,162)	$(12,528)	$—		$14,835	$(39,855)

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

(3)
During the first quarter of 2014, we recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(4)
Based upon additional available information related to Managed Medicaid utilization in California we reduced our Medicaid accruals for the periods March 2010 through December 2013 by approximately $2.4 million.  Our Medicaid accrual represents our best estimate at this time.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	March 31, 2014	March 31, 2013	$ Change	March 31, 2014	March 31, 2013
Gross margin:
Par Pharmaceutical	$83,644	$59,685	$23,959	30.5%	21.9%
Strativa	10,670	11,759	(1,089)	69.8%	67.6%
Total gross margin	$94,314	$71,444	$22,870	32.6%	24.6%

The increase in Par Pharmaceutical gross margin dollars for the three months ended March 31, 2014 as compared to the prior year period was primarily due to higher divalproex gross margin dollars, which benefited from a competitor exiting the market in June 2013, coupled with the launches of clonidine HCl ER and dexmethylphenidate in the fourth quarter of 2013 and bupropion ER which benefited from competitors that were not able to supply product to the market. These increases were tempered by the revenue declines of modafinil and lamotrigine.
Strativa gross margin dollars decreased for the three months ended March 31, 2014, primarily due to the revenue decline of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013
Research and development:
Par Pharmaceutical	$34,346	$19,985	$14,361	71.9%	12.5%	7.3%
Strativa	278	239	39	16.3%	1.8%	1.4%
Total research and development	$34,624	$20,224	$14,400	71.2%	12.0%	7.0%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the three months ended March 31, 2014 was driven by:

•	a $2.8 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products; and,

•	a $9.3 million increase in outside development costs driven by payments primarily related to an existing injectable product development agreement for three filed ANDAs and two products in development.
Strativa:
Strativa research and development principally reflects FDA filing fees for the three months ended March 31, 2014 and March 31, 2013.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2014	March 31, 2013	$ Change	% Change	March 31, 2014	March 31, 2013
Selling, general and administrative:
Par Pharmaceutical	$38,005	$30,006	$7,999	26.7%	13.9%	11.0%
Strativa	12,936	10,789	2,147	19.9%	84.7%	62.0%
Total selling, general and administrative	$50,941	$40,795	$10,146	24.9%	17.6%	14.1%

The net increase in selling, general and administrative expenditures for the three month period ended March 31, 2014 principally reflects:

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million.

•	$1.3 million of higher expense for consulting and advisory services related to due diligence and other services related to potential acquisitions.

•
$0.6 million of higher expense for an increase in the pharmaceutical manufacturers' fee billed by the federal government under the Patient Protection and Affordable Care Act of 2010 based on our sales of brand and authorized generic products relative to the estimated market for such products.

Intangible Assets Impairment

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Intangible asset impairment	$41,758	$—
During the three months ended March 31, 2014, we recorded intangible asset impairments totaling $41.8 million for two products not expected to achieve their originally forecasted operating results.

Restructuring costs

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Restructuring costs	$1,146	$1,816

2014
Subsequent to the JHP Acquisition, we eliminated approximately 15 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in the first quarter of 2014.
($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at March 31, 2014
Severance and employee benefits to be paid in cash	$1,146	$—	$—	$—	$1,146
Total restructuring costs line item	$1,146	$—	$—	$—	$1,146

2013
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S Department of Justice's ongoing investigation of Strativa's marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals who focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts.
($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at March 31, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

Operating (Loss) Income

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013	$ Change
Operating (loss) income:
Par Pharmaceutical	$(23,260)	$9,523	$(32,783)
Strativa	(10,895)	(914)	(9,981)
Total operating (loss) income	$(34,155)	$8,609	$(42,764)

For the three months ended March 31, 2014, the decrease in our operating income as compared to prior year was primarily due to intangible asset impairments, coupled with additional research and development expense for payments related to existing product development agreements and additional selling, general and administrative expenditures related to the JHP Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the first quarter of 2013.

Interest Income

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Interest income	$14	$37

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Interest expense	$(25,467)	$(24,036)

Interest expense for the three month periods ended March 31, 2014 and March 31, 2013 was principally comprised of interest related to the Notes and the Senior Credit Facilities. See "Financing" below for further details on the Senior Credit Facilities and the Notes.

Loss on Debt Extinguishment

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Loss on debt extinguishment	$(3,989)	$(7,335)

During the three months ended March 31, 2014 and in conjunction with the JHP Acquisition, we entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of JHP. We also repriced our Term Loan Facility at the same time lowering our effective borrowing rate by 25 basis points. Based on these actions and the decision of certain lenders not to remain a party to our Term Loan Facility, we recorded a loss on debt extinguishment of approximately $4 million that represents a proportionate share of deferred financing costs that were written off.

During the three months ended March 31, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Income Taxes

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Benefit for income taxes	$(24,232)	$(7,979)
Effective tax rate	38%	35%

The income tax benefit was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 13 - “Income Taxes”). The effective tax rates for three months ended March 31, 2014 and March 31, 2013 reflect our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.

FINANCIAL CONDITION
Liquidity and Capital Resources

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Cash and cash equivalents at beginning of period	$130,080	$36,794
Net cash provided by operating activities	89,139	6,113
Net cash used in investing activities	(490,859)	(3,408)
Net cash provided by financing activities	492,200	661
Net increase in cash and cash equivalents	$90,480	$3,366
Cash and cash equivalents at end of period	$220,560	$40,160
Cash provided by operations for the three months ended March 31, 2014, reflects gross margin dollars (excluding amortization) generated from revenues coupled with collection of accounts receivables.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by the JHP Acquisition plus capital expenditures.
Cash provided by financing activities in the three month period ended March 31, 2014 primarily represented new debt borrowings under our Senior Credit Facilities plus a capital contribution from Holdings less debt principal payments to reprice our Senior Credit Facilities coupled with other debt principal payments.
Our working capital, current assets minus current liabilities, of $288 million at March 31, 2014 increased approximately $81 million from $207 million at December 31, 2013, which primarily reflects the cash generated by operations coupled with increases in other working capital items. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.01x at March 31, 2014 compared to 1.80x at December 31, 2013.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Three months ended
($ in thousands)	March 31, 2014	March 31, 2013

Cash received from customers, royalties and other	$368,423	$284,319
Cash paid to distribution agreement partners	(77,692)	(68,521)
Cash paid for inventory	(47,019)	(68,698)
Cash paid to employees	(32,329)	(21,038)
Payment to Department of Justice	—	(43,941)
Cash paid to all other suppliers and third parties	(100,892)	(53,218)
Interest paid, net	(13,631)	(11,656)
Income taxes paid, net	(7,721)	(11,134)
Net cash provided by (used in) operating activities	$89,139	$6,113

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash provided by operating activities for the three months ended March 31, 2014 as compared to 2013 resulted primarily from the non-recurrence of the payment related to our settlement with the U.S. Department of Justice that terminated the Department's investigation into Strativa's marketing of Megace® ES, coupled with gross margins associated with divalproex and other products launched or acquired subsequent to the first quarter of 2013. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of March 31, 2014.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	$490 million in first quarter of 2014 for our acquisition of JHP Group Holdings, the parent company of JHP Pharmaceuticals.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40 million annually. As of March 31, 2014, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $10 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

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

•
Normal course payables due to distribution agreement partners of approximately $67 million as of March 31, 2014 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $67 million during the first two months of the second quarter of 2014. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Analysis of available for sale debt securities held as of March 31, 2014
In addition to our cash and cash equivalents, we had approximately $2.5 million of available for sale marketable debt securities classified as current assets on the condensed consolidated balance sheet as of March 31, 2014. These available for sale marketable debt securities were all available for immediate sale.

Contractual Obligations as of March 31, 2014
The dollar values of our material contractual obligations and commercial commitments as of March 31, 2014 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2015 to	2017 to	2019 and
Obligation	Obligations	2014	2016	2018	thereafter	Other
AWP contingent liabilities	$28,517	$28,517	$—	$—	$—	$—
Operating leases	33,860	4,724	9,860	6,313	12,963	—
Senior credit facilities	1,441,678	5,841	29,006	29,006	1,377,825	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	606,837	98,963	199,187	194,444	114,243	—
Fees related to credit facilities	3,843	872	1,750	971	250	—
Purchase obligations (1)	132,862	132,862	—	—	—	—
Tax liabilities (2)	21,909	—	—	—	—	21,909
TPG Management fee (3)	27,065	3,065	8,000	8,000	8,000	—
Severance payments	2,552	2,120	432	—	—	—
Other	731	731	—	—	—	—
Total obligations	$2,789,854	$277,695	$248,235	$238,734	$2,003,281	$21,909

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10, "Income Taxes" represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of March 31, 2014, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 . There has been no material change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report for the fiscal year ended December 31, 2013.

Subsequent Events
On April 9, 2014, we entered into four interest rate caps with various termination dates and notional amounts with an additional counterparty. We entered into these derivative financial instruments to manage our exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. Incremental borrowing related to the JHP acquisition necessitated additional interest rate caps to maintain a ratio of fixed interest rate debt to variable interest rate debt that is appropriate for our business. The derivatives have a combined notional value of $230 million, all with an effective date as of September 30, 2014 and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps is a fixed weighted average rate of approximately 4.8%. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  We are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on March 31, 2014 would have caused the fair value of our investments in available for sale debt securities to decline by less than $0.1 million as of that date.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash, cash equivalents and available for sale debt securities, a ten percent decrease in interest rates would decrease the interest income we earned by less than $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at March 31, 2014 and December 31, 2013 ($ amounts in thousands):

	March 31, 2014	December 31, 2013
Corporate bonds	$2,517	$3,541

Senior Credit Facilities
In connection with the Merger and related transactions, on September 28, 2012 we entered into the Senior Credit Facilities comprised of the seven-year Term Loan Facility in an initial aggregate principal amount of $1,055 million and the five-year Revolving Facility in an initial amount of $150 million. The proceeds of the Revolving Facility are available for general corporate purposes. Refer to Note 15, "Debt” in our condensed consolidated financial statements included elsewhere in this Quarterly Report for further information.
Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the first quarter of 2014, the effective interest rate on the seven-year Term Loan Facility was 4.25%, representing the 1.00% LIBOR floor plus 325 basis points through February 19, 2014 and then plus 300 basis points from February 20, 2014 to March 31, 2014. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at March 31, 2014 and December 31, 2013 ($ amounts in thousands):

	March 31, 2014	December 31, 2013
Senior credit facilities:
Senior secured term loan	$1,441,678	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,931,678	1,545,340
Less unamortized debt discount to senior secured term loan	(8,444)	(7,821)
Less current portion	(9,467)	(21,462)
Long-term debt	$1,913,767	$1,516,057

Debt Maturities as of March 31, 2014

($ amounts in thousands)

Debt Maturities as of March 31, 2014	($ amounts in thousands)
Remainder of 2014	$5,841
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at March 31, 2014	$1,931,678

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2014.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Unimed and Laboratories Besins Iscovesco (“Besins”) filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock's submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs' complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC's claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs' claims of sham litigation. On June 10, 2010, the FTC appealed the District Court's dismissal of the FTC's claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court's decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. On January 15, 2014 we filed a motion to dismiss the FTC’s complaint for failure to state a claim; and on April 21, 2014, that motion was denied.  On  April 22, 2014, we filed a motion for an interlocutory appeal of that motion, and on May 9, 2014, that motion was in turn denied.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’

patents were invalid as being obvious and without adequate written description.  Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision.  On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment.  A jury trial is now scheduled in the District Court for November 3, 2014.  On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case, which was denied on May 13, 2014.  A contingent liability of $9 million was recorded on our consolidated balance sheet as of March 31, 2014 and December 31, 2013 for this matter.  We can give no assurance that the final resolution of this legal proceeding will not materially differ from our estimates and assumptions inherent in our best estimate of potential loss.  We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments.  We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC ® . The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial was scheduled for January 26, 2015. On April 11, 2014, the case was dismissed pursuant to a confidential settlement agreement.
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
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38155 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9-13 and October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. We intend to vigorously pursue an appeal of this decision.
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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1 and 2, 2014. We intend to defend this action vigorously
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. A bench trial is scheduled for December 1, 2014. We intend to defend this action vigorously.
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
On September 23, 2013, Forest Labs and Royalty Pharma filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 6,602,911; 7,888,342; and 7,994,220 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 12.5, 25, 50, and 100 mg milnacipran HCl oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial is scheduled for January 19, 2016. We intend to defend this action vigorously
On August 20, 2013, MonoSol RX and Reckitt Benckiser filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 8,017,150 and 8,475,832 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A three-day bench trial is scheduled for August 31, 2015. We intend to defend this action vigorously.
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

Industry Related Matters
We, along with numerous other pharmaceutical companies, have been named as a defendant in an action brought by the Attorney General of Illinois, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These AWP cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper. On November 21, 2013, we reached an agreement in principle to resolve the claims brought by the State of Illinois for $28,500 thousand, including attorneys’ fees and costs. A contingent liability of $28,500 thousand was recorded under the caption “Accrued legal settlements” on our condensed consolidated balance sheet as of March 31, 2014, in connection with the aforementioned AWP actions.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the "Risk Factors" section of our 2013 Annual Report on Form 10-K, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2013 Annual Report on Form 10-K have not materially changed through the date of this Quarterly Report. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, may materially adversely affect our business, results of operations, financial condition or liquidity.
ITEM 5. OTHER INFORMATION
On May 9, 2014, in view of the limited number of shares remaining in the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the “Plan”) and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings Common Stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including incentive stock options (the “Pool”), by 8,250,000 shares of Stock, bringing the total shares of Stock in the Pool to 68,250,000.
In addition, on May 9, 2014 (the “Grant Date”), the Holdings Board authorized the additional grant of options to purchase shares of Holdings’ common stock pursuant to the Plan at an exercise price of $1.40 (equal to the fair market value of Holdings’ Stock on the Grant Date) to the following executive officers: (i) Paul V. Campanelli, Chief Executive Officer, 4,000,000 shares; (ii) Thomas J. Haughey, General Counsel and Chief Administrative Officer, 445,000 shares; and (iii) Michael A. Tropiano, Executive Vice President and Chief Financial Officer, 240,000 shares. The stock option grants are divided into two equal tranches of stock options. Half of the options will vest in equal increments of 25% on each of the first, second, third, and fourth anniversaries of the “Vesting Commencement Date” of February 20, 2014, provided that each executive officer remains in continuous employment with the Company through such dates. The other half of the options (the “Performance Options”) will vest in equal increments of 25%, subject to the executive remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual EBITDA targets for 2014 through 2017. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative

EBITDA target). Performance Options may also vest in amounts of either 50% or 100% of the original award in the event that the Sponsor receives a specified level of return in respect of its investment in Holdings, which is calculated as a multiple of the total amount of its equity investment in Holdings.
The other compensation arrangements for each of the executive officers are set forth under the caption “Item 11. Executive Compensation” in our 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 18, 2014, and are incorporated herein by reference.

ITEM 6. EXHIBITS

10.1	Sky Growth Holdings Corporation 2012 Equity Incentive Plan, as amended May 9, 2014 **

10.2	Form of Non-Statutory Stock Option Agreement (2014). **

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

**	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

Date:  May 15, 2014
/s/ Michael A. Tropiano
Michael A. Tropiano
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Sky Growth Holdings Corporation 2012 Equity Incentive Plan, as amended May 9, 2014.**

10.2	Form of Non-Statutory Stock Option Agreement (2014).**

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive loss, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

**	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b).