Form 10-Q
period 2014-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2014-08-11
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014
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
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of August 11, 2014: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$155,927	$130,080
Available for sale marketable debt securities	—	3,541
Accounts receivable, net	138,605	143,279
Inventories	156,436	117,307
Prepaid expenses and other current assets	13,052	13,980
Deferred income tax assets	61,604	55,932
Income taxes receivable	29,011	1,458
Total current assets	554,635	465,577

Property, plant and equipment, net	206,398	127,276
Intangible assets, net	1,222,164	1,092,648
Goodwill	1,002,339	849,652
Other assets	89,446	96,342
Total assets	$3,074,982	$2,631,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,093	$21,462
Accounts payable	62,400	31,181
Payables due to distribution agreement partners	65,149	79,117
Accrued salaries and employee benefits	18,683	20,700
Accrued government pricing liabilities	27,515	35,829
Accrued legal fees	15,388	4,395
Accrued legal settlements	9,000	41,367
Payable to former Anchen securityholders	2,235	2,305
Accrued interest payable	7,529	7,629
Accrued expenses and other current liabilities	21,772	14,986
Total current liabilities	242,764	258,971

Long-term liabilities	20,298	20,322
Non-current deferred tax liabilities	306,935	288,783
Long-term debt, less current portion	1,910,535	1,516,057
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share,
100 shares authorized and issued	—	—
Additional paid-in capital	802,948	686,577
Accumulated deficit	(204,701)	(138,416)
Accumulated other comprehensive loss	(3,797)	(799)
Total stockholders' equity	594,450	547,362
Total liabilities and stockholders’ equity	$3,074,982	$2,631,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$289,764	$224,502	$572,597	$507,020
Other product related revenues	5,641	9,167	11,892	16,845
Total revenues	295,405	233,669	584,489	523,865
Cost of goods sold, excluding amortization expense	162,836	133,304	313,503	311,985
Amortization expense	39,060	41,465	83,162	81,536
Total cost of goods sold	201,896	174,769	396,665	393,521
Gross margin	93,509	58,900	187,824	130,344
Operating expenses:
Research and development	28,455	25,811	63,055	46,035
Selling, general and administrative	43,852	36,822	94,818	77,617
Intangible asset impairment	35,863	466	77,621	466
Settlements and loss contingencies, net	—	3,300	—	3,300
Restructuring costs	2,866	—	4,012	1,816
Total operating expenses	111,036	66,399	239,506	129,234
Operating (loss) income	(17,527)	(7,499)	(51,682)	1,110
Interest income	—	20	14	56
Interest expense	(27,499)	(23,612)	(52,966)	(47,648)
Loss on debt extinguishment	—	—	(3,989)	(7,335)
Loss before benefit for income taxes	(45,026)	(31,091)	(108,623)	(53,817)
Benefit for income taxes	(18,106)	(9,300)	(42,338)	(17,280)
Net loss	$(26,920)	$(21,791)	$(66,285)	$(36,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net loss	$(26,920)	$(21,791)	$(66,285)	$(36,537)
Other comprehensive income (loss), net of tax :
Unrealized income (loss) on marketable securities, net of tax	3	(9)	(3)	(21)
Unrealized loss on cash flow hedges, net of tax	(3,060)	—	(4,272)	—
Less: reclassification adjustment for realized losses included in net loss, net of tax	642	—	1,277	—
Other comprehensive loss	(2,415)	(9)	(2,998)	(21)
Comprehensive loss	$(29,335)	$(21,800)	$(69,283)	$(36,558)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ Thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(66,285)	$(36,537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(54,622)	(21,431)
Depreciation and amortization	97,107	93,305
Non-cash interest expense	5,372	5,352
Cost of goods on acquired inventory step up	10,748	6,557
Intangible asset impairment	77,621	466
Allowances against accounts receivable	17,855	33,375
Share-based compensation expense	3,938	4,533
Loss on debt extinguishment	3,989	7,335
Other, net	1,301	44
Changes in assets and liabilities:
Increase in accounts receivable	(6,937)	(21,412)
Increase in inventories	(14,459)	(17,509)
Decrease in prepaid expenses and other assets	3,965	4,453
Increase in accounts payable, accrued expenses and other liabilities, excluding DOJ payment	24,009	16,883
Payment to Department of Justice (DOJ)	—	(46,071)
Payment related to AWP settlement	(32,350)	—
Decrease in payables due to distribution agreement partners	(14,215)	(1,893)
Decrease in income taxes receivable/payable	(29,540)	(7,262)
Net cash provided by operating activities	27,497	20,188
Cash flows from investing activities:
Capital expenditures	(21,150)	(8,598)
Purchase of JHP, net of cash acquired	(478,647)	—
Proceeds from available for sale marketable debt securities	3,514	8,000
Net cash used in investing activities	(496,283)	(598)
Cash flows from financing activities:
Proceeds from debt	525,541	198,889
Payments of debt	(140,191)	(201,551)
Debt issuance costs	(3,150)	—
Payments to extinguish debt	—	(1,412)
Proceeds from equity contributions, net	112,433	2,170
Net cash provided by (used in) financing activities	494,633	(1,904)
Net increase in cash and cash equivalents	25,847	17,686
Cash and cash equivalents at beginning of period	130,080	36,794
Cash and cash equivalents at end of period	$155,927	$54,480

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$40,348	$13,003
Interest paid	$47,280	$43,380
Non-cash transactions:
Capital expenditures incurred but not yet paid	$113	$206

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires, manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet, two-piece hard-shell capsule) and sterile injectables. We also distribute several oral suspension products and nasal spray products.
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

Note 1 – Basis of Presentation and Recently Issued Accounting Standards:

The accompanying condensed consolidated financial statements at June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and June 30, 2013 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2013 was derived from the Company’s audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.
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
Recently Issued Accounting Standards
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 amends guidance for reporting discontinued operations and disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also expands the disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure is intended to provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. We currently do not anticipate an impact of ASU 2014-08 on our condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of ASU 2014-09 is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings or accumulated deficit. We are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements and related disclosures and we have not yet selected a transition method.

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

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the Company’s senior secured credit facilities. There is an annual cap of $4 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $878 thousand for the three months ended June 30, 2014 and an expense of $533 thousand for the three months ended June 30, 2013 for consulting and management advisory service fees. The Company recorded an expense of $1,813 thousand for the six months ended June 30, 2014 and an expense of $1,394 thousand for the six months ended June 30, 2013 for consulting and management advisory service fees. These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 3 – JHP Acquisition:
On February 20, 2014, the Company completed its acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “JHP Acquisition”). The consideration for the JHP Acquisition consisted of $488 million in cash, subject to certain customary working capital adjustments. The Company financed the JHP Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG. Among the primary reasons the Company acquired JHP and the factors that contributed to the preliminary recognition of goodwill was that the JHP Acquisition immediately expanded its presence into the rapidly growing market for injectable products and will eventually include ophthalmics and otics. The result is a broader and more diversified product portfolio, and an expanded development pipeline. With its high-barrier-to-entry products, JHP represents a complement to the Company's strategy and product line. JHP also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to the acquisition.
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the JHP Acquisition. Par Sterile will continue its activities as a leading specialty pharmaceutical company that develops, manufactures and markets sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which had been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Par Sterile’s manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products.
The operating results of Par Sterile from February 20, 2014 to June 30, 2014 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of approximately $50 million. Par Sterile's contribution to the overall Par Pharmaceutical segment's operating (loss) or income is not tracked separately. The condensed consolidated balance sheet as of June 30, 2014 reflects the JHP Acquisition, including goodwill, which represents Par Sterile's workforce expertise in R&D, marketing and manufacturing.
The JHP Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the JHP Acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the JHP Acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The JHP Acquisition-related transaction costs incurred for the six-month period ended June 30, 2014 totaled $12,350 thousand of which $8,213 thousand were included in operating expenses as selling, general and administrative expenses on the condensed consolidated statements of operations and $4,137 thousand were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. The JHP Acquisition-related transaction costs for the six-month period ended June 30, 2014 were comprised of bank fees ($10,388 thousand), legal fees ($1,505 thousand), and other fees ($457 thousand). The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of JHP as of the effective date of the JHP Acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of JHP as of the effective date of the JHP Acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments could be material. Specific provisional areas include preliminary amounts for inventories, including related step-up to fair value; property, plant and equipment; intangible assets related to trade name, developed products and in-process research and development products; and goodwill. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on February 20, 2014. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.
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
Approximately $20 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2014 will be deductible for income tax purposes.

Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the six-month periods ended June 30, 2014, and June 30, 2013 assumes the JHP Acquisition occurred as of January 1, 2013. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the JHP Acquisition been consummated during the periods for which pro forma information is presented, nor is it intended to be a projection of future results or trends.

	Six months ended
(In thousands)	June 30, 2014	June 30, 2013
Total revenues	$603,551	$601,976
Loss from continuing operations	$(52,634)	$(52,893)
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
Pro forma loss from continuing operations for the six-month period ended June 30, 2014 was adjusted to exclude $8,213 thousand of JHP Acquisition-related costs incurred in 2014 with the consequential tax effects. These costs were primarily bank fees, accounting fees, and legal fees. Pro forma loss from continuing operations for the six-month period ended June 30, 2013 was adjusted to include the JHP Acquisition-related costs with the consequential tax effects. Pro forma loss from continuing operations for the six-month periods ended June 30, 2014 and 2013 have been adjusted to exclude certain JHP historical amounts such as intangible asset amortization.

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

Note 7 – Available for Sale Marketable Debt Securities:

At June 30, 2014 we had no marketable debt securities. As of December 31, 2013, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 8, “Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at June 30, 2014 ($ amounts in thousands):

Estimated
		Unrealized		Fair
	Cost	Gain	(Loss)	Value
Corporate bonds	$—	$—	$—	$—

Available for sale marketable debt securities are generally classified as current on our condensed consolidated balance sheet.

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value as of June 30, 2014 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	June 30, 2014	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$—	$—	$—	$—
Cash equivalents	$49,787	$49,787	$—	$—
Senior secured term loan (Note 15)	$1,439,876	$—	$1,439,876	$—
7.375% senior notes (Note 15)	$529,200	$—	$529,200	$—
Derivative instruments - Interest rate caps (Note 16)	$5,868	$—	$5,868	$—

The fair value of our financial assets and liabilities measured at fair value as of December 31, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$3,541	$—	$3,541	$—
Cash equivalents	$66,782	$66,782	$—	$—
Senior secured term loan (Note 15)	$1,063,255	$—	$1,063,255	$—
7.375% senior notes (Note 15)	$507,150	$—	$507,150	$—
Derivative instruments - Interest rate caps (Note 16)	$1,189	$—	$1,189	$—

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
There have been no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2014 or December 31, 2013.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of June 30, 2014 or December 31, 2013 that are measured in the condensed consolidated financial statements at fair value.
Intangible Assets
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets (level 3 inputs), is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77,621 thousand for six generic products not expected to achieve their originally forecasted operating results including one discontinued product and inclusive of a partially impaired IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to related patent litigation. During the six months ended June 30, 2013, we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand.
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
The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	June 30,	December 31,
	2014	2013
Gross trade accounts receivable	$414,369	$383,347
Chargebacks	(58,256)	(48,766)
Rebates and incentive programs	(88,367)	(75,321)
Returns	(86,335)	(78,181)
Cash discounts and other	(42,551)	(37,793)
Allowance for doubtful accounts	(255)	(7)
Accounts receivable, net	$138,605	$143,279

Allowance for doubtful accounts
($ amounts in thousands)

	Six months ended
	June 30, 2014	June 30, 2013

Par balance at beginning of period	$(7)	$—
Par Sterile beginning balance	(278)	—
Additions – charge to expense	(259)	—
Adjustments and/or deductions	289	—
Balance at end of period	$(255)	$—

The following tables summarize the activity for the six months ended June 30, 2014 and for the six months ended June 30, 2013, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Six months ended June 30, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(396,493)	$—	(1)	$392,889	$(58,256)
Rebates and incentive programs	(75,321)	(5,489)	(194,296)	—		186,739	(88,367)
Returns	(78,181)	(4,398)	(16,290)	—		12,534	(86,335)
Cash discounts and other	(37,793)	(1,792)	(115,705)	(1,448)	(3)	114,187	(42,551)
Total	$(240,061)	$(17,565)	$(722,784)	$(1,448)		$706,349	$(275,509)

Accrued liabilities (2)	$(35,829)	$(382)	$(35,506)	$2,805	(4)	$41,397	$(27,515)

	Six months ended June 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(287,424)	$—	(1)	$279,334	$(49,760)
Rebates and incentive programs	(59,426)	(126,921)	574		121,118	(64,655)
Returns	(68,062)	(24,683)	—		13,664	(79,081)
Cash discounts and other	(26,544)	(89,272)	—		80,236	(35,580)
Total	$(195,702)	$(528,300)	$574		$494,352	$(229,076)

Accrued liabilities (2)	$(42,162)	$(34,461)	$—		$35,278	$(41,345)

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

(3)	During the first half of 2014, we recorded an additional reserve totaling approximately $1.0 million related to a dispute with a customer.

(4)
Based upon additional available information related to Managed Medicaid utilization in California, we reduced our Medicaid accruals for the periods March 2010 through December 2013 by approximately $3.6 million.  Our Medicaid accrual represents our best estimate at this time.

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

Note 10 – Inventories:

($ amounts in thousands)

	June 30,	December 31,
	2014	2013
Raw materials and supplies	$59,092	$44,403
Work-in-process	24,315	9,834
Finished goods	73,029	63,070
	$156,436	$117,307

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Inventory write-offs	$5,026	$6,422	$7,261	$10,529

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once the Company (or its third party development partners) has filed an ANDA that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. The Company could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of June 30, 2014, Par had approximately $11.5 million in inventories related to generic products that were not yet available to be sold.
Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval, but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of June 30, 2014, Strativa had approximately $1.5 million in inventories related to products that were not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.
Pre-Launch Inventories
($ amounts in thousands)

	June 30,	December 31,
	2014	2013
Raw materials and supplies	$10,455	$6,308
Work-in-process	1,717	93
Finished goods	807	118
	$12,979	$6,519

Write-offs of pre-launch inventories
($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Pre-launch inventory write-offs, net of partner allocation	$3,066	$—	$3,543	$689

Note 11 – Property, Plant and Equipment, net:

($ amounts in thousands)

	June 30,	December 31,
	2014	2013
Land	$9,550	$4,553
Buildings	65,886	29,491
Machinery and equipment	84,423	58,556
Office equipment, furniture and fixtures	8,187	5,433
Computer software and hardware	25,870	21,582
Leasehold improvements	26,038	25,828
Construction in progress	30,725	12,286
	250,679	157,729
Accumulated depreciation and amortization	(44,281)	(30,453)
	$206,398	$127,276

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Depreciation and amortization expense	$7,367	$5,817	$13,911	$11,705

Note 12 – Intangible Assets, net:

($ amounts in thousands)

	June 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products	$501,807	$(201,082)	$300,725	$530,759	$(155,744)	$375,015
Other product related royalty streams	115,600	(28,875)	86,725	115,600	(22,709)	92,891
IPR&D	293,400	—	293,400	293,400	—	293,400
Subsequently Developed IPR&D	262,553	(43,908)	218,645	262,553	(25,331)	237,222
Par trade name	26,400	—	26,400	26,400	—	26,400
Watson/Actavis Divestiture Products	44,712	(28,738)	15,974	85,295	(23,143)	62,152
Watson/Actavis related IPR&D	4,700	—	4,700	4,700	—	4,700
Developed products - JHP	198,600	(6,899)	191,701	—	—	—
IPR&D - JHP	82,913	—	82,913	—	—	—
JHP trade name	700	(48)	652	—	—	—
Other	1,000	(671)	329	1,000	(132)	868
	$1,532,385	$(310,221)	$1,222,164	$1,319,707	$(227,059)	$1,092,648

    We recorded amortization expense related to intangible assets of $83,162 thousand for the six months ended June 30, 2014 and $81,536 thousand for the six months ended June 30, 2013. Amortization expense was included in cost of goods sold.
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
IPR&D is related to R&D projects that were incomplete at the time of the JHP Acquisition. We grouped and valued IPR&D based on the projected year of launch for each group, with the exception of one project that was expected to produce large cash flows in the future and we valued this project by itself. IPR&D is considered separable from the business as it could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in a group, we will make a separate determination of useful life of the IPR&D intangible asset and commence amortization. This methodology resulted in six groups of IPR&D (2014 through 2018 plus a group with a single IPR&D project). When the first product of each IPR&D group launches, it is our policy to commence amortization of the entire group utilizing the related cash flows expected to be generated for the group. Due to the nature of our generic injectable product portfolio pipeline, individual products in the IPR&D groups are expected to launch within an annual time period or reasonably close thereto.
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

Intangible Asset Impairments
During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77,621 thousand related to an adjustment to the forecasted operating results for six Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition including one discontinued product and inclusive of a partially impaired IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to related patent litigation. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the six months ended June 30, 2013, we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand.
.

Estimated Amortization Expense for Existing Intangible Assets at June 30, 2014
The following table assumes the intangible asset related to the Par trade name as an indefinite-lived asset that will not be amortized in the future.
($ amounts in thousands)

Estimated
Amortization
Expense
Remainder of 2014	$95,081
2015	171,540
2016	166,179
2017	208,786
2018	166,888
2019 and thereafter	387,290
$1,195,764

Note 13 – Goodwill:

($ amounts in thousands)

	June 30,	December 31,
	2014	2013
Balance at beginning of period	$849,652	$850,652
Additions:
JHP Acquisition (1)	152,687	—
Deductions:
Finalization of purchase accounting (2)	—	(1,000)
Balance at end of period	$1,002,339	$849,652

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

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2013, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill had been recognized through June 30, 2014.

Note 14 – Income Taxes:
($ in thousands)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Benefit for income taxes	$(18,106)	$(9,300)	$(42,338)	$(17,280)
Effective tax rate	40%	30%	39%	32%

The effective tax rate for the three months ended June 30, 2014 and June 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, more than offset by benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation. The effective tax rate for the three months ended June 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.
The effective tax rate for the six months ended June 30, 2014 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, more than offset by benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation. The effective tax rate for the six months ended June 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.
Current deferred income tax assets at June 30, 2014 consist of temporary differences primarily related to accounts receivable reserves, inventory reserves, accrued legal settlements and net operating loss carryforwards.  Non-current deferred income tax liabilities at June 30, 2014 consist of timing differences primarily related to intangible assets, debt and depreciation.
The Company is currently being audited by the IRS for the tax years 2009, 2010 and 2011.  Par Pharmaceutical Companies, Inc. is no longer subject to IRS audit for periods prior to 2009.  Par is currently under audit in two state jurisdictions for the years 2005 to 2009.  In most other state jurisdictions, we are no longer subject to examination by state tax authorities for years prior to 2008.
We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of June 30, 2014, we had $18,927 thousand included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions.  During the six months ended June 30, 2014, we recorded an increase in unrecognized tax benefits of $1,647 thousand as a result of tax positions taken during the period and a decrease in unrecognized tax benefits of $3,201 thousand as a result of audit settlements. We expect that a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 15 - Debt:
($ amounts in thousands)

	June 30,	December 31,
	2014	2013
Senior credit facilities:
Senior secured term loan	$1,441,678	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,931,678	1,545,340
Less unamortized debt discount to senior secured term loan	(8,050)	(7,821)
Less current portion	(13,093)	(21,462)
Long-term debt	$1,910,535	$1,516,057

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all covenants as of June 30, 2014.
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
We are obligated to make mandatory principal prepayments for any fiscal year if the ratio of total amount of outstanding senior secured debt less cash and cash equivalents divided by our consolidated EBITDA is greater than 2.50 to 1.00 as of December 31 of any fiscal year. When the ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00, we are required to pay 25% of excess cash flows, as defined in the Credit Agreement. When the ratio is greater than 3.00 to 1.00, we are required to pay 50% of excess cash flows in the form of principal prepayments. For the year ended December 31, 2013, we were obligated to pay $10,802 thousand of principal prepayments during the first quarter of 2014. However, certain Term Lenders exercised their right under the Credit Agreement to decline their pro rata share of the mandatory principal prepayment. Therefore our actual mandatory principal prepayment in the first quarter of 2014 was $5,036 thousand. As permitted under the Credit Agreement, we applied this mandatory principal prepayment amount against scheduled principal payments for the second quarter of 2014 and will apply the residual against the third quarter 2014 scheduled principal payment.

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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension to be effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of June 30, 2014.
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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40,000 thousand or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40,000 thousand when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness; (viii) engage in mergers or consolidations with or into other companies; and, (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of June 30, 2014.
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
Debt Maturities as of June 30, 2014

Debt Maturities as of June 30, 2014	($ amounts in thousands)
Remainder of 2014	$5,841
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at June 30, 2014	$1,931,678

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

Interest Rate Caps
As of June 30, 2014, we had five outstanding interest rate caps with one counterparty with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. These derivatives had a combined notional value of $600,000 thousand, all with an effective date as of September 30, 2013 and with termination dates each September 30th beginning in 2014 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.7% at June 30, 2014. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 44% of our total outstanding debt at June 30, 2014 remains subject to variability in cash flows attributable to changes in LIBOR interest rates.
On April 9, 2014, we entered into four additional interest rate caps with various termination dates and notional amounts with an additional counterparty. We entered into these derivative financial instruments to manage our exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. Incremental borrowing related to the JHP Acquisition necessitated additional interest rate caps to maintain a ratio of fixed interest rate debt to variable interest rate debt that is appropriate for our business. The derivatives have a combined notional value of $230,000 thousand, all with an effective date as of September 30, 2014 and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1.0% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps is a fixed weighted average rate of approximately 4.8%. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Future payments under these interest rate caps will be reflected as interest expense on our condensed consolidated statements of operations.
During the next twelve months, we estimate that $5,410 thousand will be reclassified from “Accumulated other comprehensive loss” on our condensed consolidated balance sheet at June 30, 2014 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of June 30, 2014, we recorded $5,868 thousand (or $3,756 thousand, net of tax) as part of “Accumulated other comprehensive loss” on our condensed consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
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

The fair value of our derivative instruments measured as outlined above as of June 30, 2014 was as follows:
($ amounts in thousands)

	June 30,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(5,868)	$—	$(5,868)	$—
	$(5,868)	$—	$(5,868)	$—

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of June 30, 2014 and December 31, 2013:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		$—	$—	Other Current Liabilities	$(5,410)	(4,002)
Interest rate cap contracts		—	—	Other Non-Current (Liabilities) / Other Assets	(458)	2,813

Total derivatives designated as hedging instruments under ASC 815		$—	$—		$(5,868)	$(1,189)
Total derivatives		$—	$—		$(5,868)	$(1,189)

The following tables summarize our nine interest cap agreements with two counterparties and that each agreement represented a net liability for us and none of our interest cap agreements represented a net asset as of June 30, 2014:
($ amounts in thousands)

Offsetting of Derivative Liabilities
As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(4,283)	$3	$(4,280)	$(3)	$—	$(4,283)
Counterparty 2	(1,585)	—	(1,585)	—	—	(1,585)
Total	$(5,868)	$3	$(5,865)	$(3)	$—	$(5,868)

($ amounts in thousands)

Offsetting of Derivative Assets
As of June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$3	$3	$(3)	$—	$—
Counterparty 2	—	—	—	—	—	—
Total	$—	$3	$3	$(3)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive loss for the six months ended June 30, 2014 (Pre-tax):

Other Comprehensive Loss Rollforward:	Amount ($ thousands)
Beginning Balance Gain/(Loss) (Pre-tax), December 31, 2013	$(1,189)
Amount Recognized in Other Comprehensive Loss on Derivative (Pre-tax)	(6,674)
Amount Reclassified from Other Comprehensive Loss into Interest Expense (Pre-tax)	1,995
Ending Balance Gain/(Loss) (Pre-tax), June 30, 2014	$(5,868)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending June 30, 2014 and 2013:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Six Months Ended June 30, 2014

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2014	2013		2014	2013		2014	2013
Interest rate cap contracts	$(6,674)	$—	Interest Expense	$(1,995)	$—	Interest Expense	$—	$—

Total	$(6,674)	$—		$(1,995)	$—		$—	$—

Note 17 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the six-month period ended June 30, 2014 were as follows (share amounts and $ amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2013	—	$—	$686,577	$(799)
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(4,272)
Less: reclassification adjustment for net losses included in net income, net of tax	—	—	—	1,277
Compensatory arrangements	—	—	3,938	—
Capital contribution from Holdings			112,636
Other	—	—	(203)	—
Balance, June 30, 2014	—	$—	$802,948	$(3,797)

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
On May 9, 2014 and June 13, 2014, in view of the limited number of shares remaining in the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the “Plan”) and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings Common Stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including stock options (the “Pool”), by 8,750,000 shares of Stock. At June 30, 2014, approximately 4 million total shares of Stock were available for future issuances from the Pool.
In addition, during the six-month period ended June 30, 2014, the Holdings Board of Directors authorized the additional grant of options to purchase shares of Holdings’ Stock pursuant to the Plan at an exercise price of $1.40 (equal to the estimated fair market value of Holdings’ Stock) to certain employees and a member of Holdings Board. The stock option grants are roughly divided into two tranches of stock options. Tranche 1 of the options will vest in equal increments of 25% on each of the first, second, third, and fourth anniversaries of the “Vesting Commencement Date” as defined in each stock option agreement, provided that each employee remains in continuous employment with the Company through such dates. Tranche 2 of the options (the “Performance

Options”) will vest in equal increments of 25%, subject to the employee remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual EBITDA targets for 2014 through 2017. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative EBITDA target). In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.
Stock Options
In conjunction with the Merger, certain senior level employees of the Company were granted stock options in Holdings, effectively granted as of September 28, 2012, under the terms of the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
Each employee received two equal tranches of stock options. Tranche 1 options vest based upon continued employment over a five year period, ratably 20% each annual period. Our policy is to recognize expense for this type of award on a straight-line basis over the requisite service period for the entire award (5 years). Tranche 2 options vest based upon continued employment and the Company achieving specified annual or bi-annual EBITDA targets. Compensation expense will be recognized on a graded vesting schedule. In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.
We used the Black-Scholes stock option pricing model to estimate the fair value of all Tranche 1 options and Tranche 2 options without a market condition (i.e., Tranche 2 options with service and performance conditions only) on September 28, 2012 and during the six-month period ended June 30, 2014.
The Tranche 2 options with a market condition granted on September 28, 2012 and during the six-month period ended June 30, 2014 were valued using a Monte Carlo simulation. The Monte Carlo simulation developed a range of projected outcomes of the market condition by projecting potential share prices over a 5 year simulation and determining if the share price had reached the specified level of proceeds stipulated in the equity plan. Millions of simulations were run as the basis to conclude on the fair value of the Tranche 2 options with market condition as the average of present value of the payoffs across all simulations.
We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards issued during the six-month period ended June 30, 2014 with the following weighted average assumptions:

Six months ended
June 30, 2014
TRANCHE 1
Risk-free interest rate	2.1%
Expected life (in years)	6.3
Expected volatility	63.0%
Dividend	0.0%

Six months ended
June 30, 2014
TRANCHE 2
Risk-free interest rate	2.1%
Expected life (in years)	6.5
Expected volatility	63.0%
Dividend	0.0%

A summary of the calculated estimated grant date fair value per option is as follows:

	Grants as of	Grants during the six months ended
	September 28,	June 30,
Fair value of stock options	2012	2014
TRANCHE 1	$0.67	$0.83
TRANCHE 2 without market condition	$0.68	$0.85
TRANCHE 2 with market condition	$0.66	$0.72

For Tranche 2 options, each quarter we will evaluate the probability of the Company achieving the annual or the bi-annual EBITDA targets (“Vesting Event A”) and the probability of an initial public offering or other sale of the Company to a third party buyer (“Vesting Event B”). If it is probable that the Company will achieve Vesting Event A, then the Company will recognize expense for Tranche 2 options at the per option value noted above with any necessary adjustments to expense to be equal to the ratable expense as of the end of that particular quarter end. If it is probable that the Company will achieve Vesting Event B, but not Vesting Event A, then the Company will recognize expense for Tranche 2 options at the per option value (which is the fair value taking into account the market condition) noted above with any necessary adjustment to expense to be equal to the ratable expense as of the end of that particular quarter end.
We granted a member of the Board of Directors of Holdings stock options in Holdings during the six-month period ended June 30, 2013 under similar terms as the Tranche 1 options granted as of September 28, 2012 under the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. These stock options vest based upon continued service over an approximate five year period, ratably 20% each period ending September 28th. We will recognize expense on a straight-line basis over the requisite service period for the entire award. The share-based compensation expense relating to the award has been pushed down from Holdings to the Company.  We used the Black-Scholes stock option pricing model to estimate the fair value of the stock option awards.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Cost of goods sold	$300	$224	$388	$447
Selling, general and administrative	2,668	2,018	3,499	4,029
Total, pre-tax	$2,968	$2,242	$3,887	$4,476
Tax effect of share-based compensation	(1,068)	(830)	(1,399)	(1,656)
Total, net of tax	$1,900	$1,412	$2,488	$2,820

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2013	21,830	$1.00
Granted	6,271	1.40
Exercised	(50)	1.00
Forfeited	(200)	1.00
Balance at June 30, 2014	27,851	$1.09	8.7	$8,632
Exercisable at June 30, 2014	4,441	$1.01	8.4	$1,726
Vested and expected to vest at June 30, 2014	27,344	$1.09	8.7	$8,429

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2013	21,330	$1.00
Granted	5,771	1.40
Exercised	(50)	1.00
Forfeited	(200)	1.00
Balance at June 30, 2014	26,851	$1.09	8.7	$8,432
Exercisable at June 30, 2014	4,216	$1.00	8.3	$1,686
Vested and expected to vest at June 30, 2014	26,145	$1.09	8.7	$8,234

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
All of the Rollover Stock Options were either vested prior to September 27, 2012 or were accelerated vested on September 27, 2012 (date of the Predecessor shareholders’ meeting that approved the Merger) in accordance with the terms of the Predecessor stock option agreements. No additional vesting conditions were imposed on the holders of the Rollover Stock Options. All remaining unrecognized share-based compensation expense associated with the Rollover Stock Options was recognized in the period ended September 28, 2012.
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2013	17,351	$0.25
Granted	—	0.25
Exercised	(202)	0.25
Forfeited	—	0.25
Balance at June 30, 2014	17,149	$0.25	5.9	$19,722
Exercisable at June 30, 2014	17,149	$0.25	5.9	$19,722

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
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the three-month periods and six-month periods ended June 30, 2014 and 2013 ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Cost of goods sold	$—	$2	$—	$5
Selling, general and administrative	27	22	50	53
Total, pre-tax	$27	$24	$50	$58
Tax effect of stock-based compensation	(10)	(9)	(19)	(21)
Total, net of tax	$17	$15	$31	$37
The following is a summary of our RSU activity for the six-month period ended June 30, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2013	375	$1.00
Granted	—	1.00
Vested	—	1.00
Forfeited	—	1.00
Non-vested restricted stock unit balance at June 30, 2014	375	$1.00	$525
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
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Incentive Plan at June 30, 2014.

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
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware.  The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally seek (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On March 4, 2008, the cases pertaining to our ANDAs for omeprazole capsules and omeprazole oral suspension were consolidated for all purposes.  On April 14, 2010, the District Court ruled in our favor, finding that plaintiffs’ patents were invalid as being obvious and without adequate written description.  Santarus appealed to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On July 1, 2010, we launched our generic Omeprazole/Sodium Bicarbonate product.  On September 4, 2012, the Court of Appeals affirmed-in-part and reversed-in-part the District Court’s decision.  On December 10, 2012, our petition for rehearing and rehearing en banc was denied without comment.  A jury trial is now scheduled in the District Court for November 3, 2014.  On March 1, 2013, we filed a motion for judgment on the pleadings seeking dismissal of the case, which was denied on May 13, 2014.  A contingent liability of $9 million was recorded on our consolidated balance sheet as of June 30, 2014 and December 31, 2013 for this matter.  We can give no assurance that the final resolution of this legal proceeding will not materially differ from our estimates and assumptions inherent in our best estimate of potential loss.  We have ceased further distribution of our generic omeprazole/sodium bicarbonate 20 mg and 40 mg capsule product pending further developments.  We will continue to vigorously defend this action.
On September 20, 2010, Schering-Plough HealthCare Products, Santarus, Inc., and the Curators of the University of Missouri filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,699,885; 6,489,346; 6,645,988; and 7,399,772 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of a 20mg/1100 mg omeprazole/sodium bicarbonate capsule, a version of Schering-Plough's Zegerid OTC ®. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case was stayed pending the decision by the Court of Appeals on the prescription product appeal described in the preceding paragraph, and the parties agreed to be bound by such decision for purposes of the OTC product litigation. The case was re-opened on October 3, 2012, and a bench-trial was scheduled for January 26, 2015. On April 11, 2014, the case was dismissed pursuant to a confidential settlement agreement.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed petitions for panel and en banc rehearing, which were denied on January 16, 2014. On March 5, 2014, judgment in our favor was formally entered in the District Court. On April 16, 2014, Pronova petitioned for writ of certiorari to the U.S. Supreme Court, to which we responded on June 18, 2014.
On October 4, 2010, UCB Manufacturing, Inc. filed a verified complaint in the Superior Court of New Jersey, Chancery Division, Middlesex, naming us, our development partner Tris Pharma, and Tris Pharma's head of research and development, Yu- Hsing Tu. The complaint alleges that Tris and Tu misappropriated UCB's trade secrets and, by their actions, breached contracts and agreements to which UCB, Tris, and Tu were bound. The complaint further alleges unfair competition against Tris, Tu, and us relating to the parties' manufacture and marketing of generic Tussionex® seeking a judgment of misappropriation and breach, a permanent injunction and disgorgement of profits. On June 2, 2011, the court granted Tris's motion for summary judgment dismissing UCB's claims, and UCB appealed. An oral hearing was held on April 8, 2013. On August 27, 2013, the appellate court ruled in Tris’s favor and affirmed the lower court’s dismissal of UCB’s claims.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38155 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9 to September13 and on October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. On June 10, 2014, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7 to October15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. On March 18, 2014, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 18, 2014, we filed a motion for preliminary injunction requesting the District Court to enjoin TWi's launch of its generic product, which motion is pending. We intend to vigorously pursue our appeal.
On October 28, 2011, Astra Zeneca, Pozen, Inc., and KBI-E Inc., filed a lawsuit against our subsidiary, Anchen Pharmaceuticals, in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 6,926,907; 6,369,085; 7,411,070; and 7,745 ,466 because Anchen submitted an ANDA with a Paragraph IV certification seeking FDA approval of delayed-release oral tablets of 375/20 and 500/20 mg naproxen/esomeprazole magnesium. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On June 11, 2014, the case was dismissed in light of our conversion of our Paragraph IV certification to a Paragraph III certification in our ANDA.
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
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. A bench trial has been set in this case for April 13, 2015. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. On November 6, 2013, we filed our appeal of the original District

Court’s judgment to the Court of Appeals for the Federal Circuit. On July 18, 2014, orders to stay both the appeal and the second District Court case were entered pending regulatory review of a settlement entered into by the parties on July 16, 2014.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing was held on May 8, 2014, and pre-trial briefs are due October 24, 2014. We intend to defend this action vigorously.
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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. We assumed the rights to this ANDA. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26 to August 29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1 and 2, 2014. We intend to defend this action vigorously.
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
On June 21, 2013, we, along with Alkermes Pharma Ireland Ltd., filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware. In the complaint, we allege infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A stipulation to stay the proceedings was entered on July 22, 2014. We intend to prosecute this infringement case vigorously.
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
On January 23, 2014, Eli Lilly filed two lawsuits against us in the U.S. District Court for the Southern District of Indiana, and on January 24, 2014, Lilly, Daiichi Sankyo, and Ube Industries, Ltd. filed two lawsuits against us in the U.S. District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 8,404,703 and 8,569,325 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 5 mg and EQ 10 mg prasugrel hydrochloride oral tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On June 26, 2014, one case in the New Jersey District Court was dismissed pursuant to our conversion of our Paragraph IV certification to a Paragraph III certification. On July 22, 2014, the cases in the Southern District of Indiana were dismissed. We expect the remaining actions will also be dismissed.
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
On April 23, 2014, Hyperion Therapeutics filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 8,404,215 and 8,642,012 because we submitted an ANDA with Paragraph IV certifications to the FDA for approval of 1.1 g/ml glyceryl phenylbutyrate oral liquid. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.
On June 20, 2014, Otsuka Pharmaceutical Co. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,753,677 and 8,501,730 relating to our Paragraph IV certification accompanying our ANDA for approval of 15 and 30 mg tolvaptan oral tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On June 30, 2014, AstraZeneca filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 7,951,400 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of eq 2.5 mg and eq 5 mg saxagliptin hydrochloride oral tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.
On July 17, 2014, Glycyx Pharmaceuticals and Salix filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,197,341 and 8,497,256 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 1.1 g balsalazide disodium oral talbets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.
Industry Related Matters
We, along with numerous other pharmaceutical companies, have been named as a defendant in an action brought by the Attorney General of Illinois, as well as a state law qui tam  action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. These AWP cases generally seek some combination of actual damages, and/or double damages, treble damages, compensatory damages, statutory damages, civil penalties, disgorgement of excessive profits, restitution, disbursements, counsel fees and costs, litigation expenses, investigative costs, injunctive relief, punitive damages, imposition of a constructive trust, accounting of profits or gains derived through the alleged conduct, expert fees, interest and other relief that the court deems proper.

On June 2, 2014, we settled the claims brought by the State of Illinois for $28,500 thousand, including attorneys’ fees and costs. On February 17, 2014, the Dane County Circuit Court for the state of Wisconsin dismissed the claim brought by Peggy Lautenschlager and Bauer & Bach, LLC. On June 12, 2014, the Dane County Circuit Court for the State of Wisconsin denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal in the state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC. The plaintiffs have appealed, and the case in now pending before the Wisconsin Court of Appeals.
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

Other
On August 6, 2014, we received a subpoena from the Office of the Attorney General of the State of Connecticut requesting documents related to our agreement with Covis Pharma S.a.r.l. to distribute an authorized generic version of Covis' Lanoxin® (digoxin) oral tablets. We intend to cooperate fully with the Attorney General's request.
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

The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Par Pharmaceutical	$278,834	$215,115	$552,640	$487,917
Strativa	16,571	18,554	31,849	35,948
Total revenues	$295,405	$233,669	$584,489	$523,865

Gross margin:
Par Pharmaceutical	$83,884	$46,301	$167,529	$105,996
Strativa	9,625	12,599	20,295	24,348
Total gross margin	$93,509	$58,900	$187,824	$130,344

Operating (loss) income:
Par Pharmaceutical	$(8,560)	$(10,341)	$(31,571)	$(817)
Strativa	(8,967)	2,842	(20,111)	1,927
Total operating (loss) income	$(17,527)	$(7,499)	$(51,682)	$1,110
Interest income	—	20	14	56
Interest expense	(27,499)	(23,612)	(52,966)	(47,648)
Loss on debt extinguishment	—	—	(3,989)	(7,335)
Benefit for income taxes	(18,106)	(9,300)	(42,338)	(17,280)
Net loss	$(26,920)	$(21,791)	$(66,285)	$(36,537)

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$38,266	$45,027	$75,615	$95,430
Bupropion ER (Wellbutrin XL®)	18,423	11,565	34,765	19,817
Divalproex (Depakote®)	15,511	(7,653)	35,917	(6,227)
Propafenone (Rythmol SR®)	15,266	17,337	36,377	34,496
Metoprolol succinate ER (Toprol-XL®)	12,096	13,527	26,213	32,929
Lamotrigine (Lamictal XR®)	10,262	10,535	20,396	30,646
Rizatriptan (Maxalt®)	1,597	3,466	3,795	37,014
Other (1)	$162,427	$113,115	309,137	228,838
Other product related revenues (2)	4,986	8,196	10,425	14,974
Total Par Pharmaceutical Revenues	278,834	215,115	$552,640	$487,917

Strativa
Megace® ES	$7,779	$11,018	$15,932	$21,553
Nascobal® Nasal Spray	8,172	6,801	14,496	13,003
Other	$(35)	$(236)	$(46)	$(479)
Other product related revenues (2)	655	971	1,467	1,871
Total Strativa Revenues	$16,571	$18,554	$31,849	$35,948

(1)
The further detailing of revenues of the other approximately 80 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the six-month periods ended June 30, 2014 and 2013.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 21 – Restructuring:
2014
Subsequent to the JHP Acquisition, we eliminated approximately 20 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in the first quarter of 2014.
($ amounts in thousands)

Restructuring Activities (JHP)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2014
Severance and employee benefits to be paid in cash	$1,146	$2,866	$(744)	$—	$—	$3,268
Total restructuring costs line item	$1,146	$2,866	$(744)	$—	$—	$3,268

2013
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Strativa’s marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. There were no remaining liabilities at June 30, 2014 on the condensed consolidated balance sheet.
($ amounts in thousands)

Restructuring Activities (Strativa)	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

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
To finance the Merger, the Sponsor arranged for an offering of $490,000 thousand in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding indebtedness of the Company (Predecessor) and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,442 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at June 30, 2014. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
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
Our branded products division, Strativa Pharmaceuticals, seeks to acquire, develop, manufacture and distribute niche, proprietary pharmaceutical products. Our existing branded products are Nascobal® Nasal Spray and Megace® ES.

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
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the JHP Acquisition. Par Sterile will continue its activities as a leading specialty pharmaceutical company that develops, manufactures and markets sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Par Sterile’s manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products. Par Sterile will be reported with Par Pharmaceutical (Generics Products Division) for financial reporting purposes.
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
In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, TWi Pharmaceuticals, Inc., advising that it has filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, one of our two current brand products, and we subsequently received similar notices from two other generic manufacturers. We sued the first generic filer on its challenge to U.S. Patent 7,101,576 held by our licensor, Alkermes Pharma Ireland Limited (Elan), which is the last-to-expire patent listed in the Orange Book for Megace® ES. On February 21, 2014, the U.S. District Court for the District of Maryland issued an opinion invalidating the ’576 patent on obviousness grounds. We are appealing the Court’s decision. The first generic filer has disclosed its intent to launch its ANDA product should it receive final FDA approval. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of Megace® ES.
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

Our key generic products (budesonide, bupropion ER, divalproex, propafenone, and clonidine ER) accounted for approximately 33% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended June 30, 2014.
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
We began selling propafenone, the generic version of Rythmol® SR, in 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a Paragraph IV certification for this product.  We manufacture and distribute this product, and, as of June 30, 2014, we believe we were the single source generic supplier for this product.  The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
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
In October 2013, we launched clonidine ER, the generic version of Kapvay® XR, upon FDA approval of our ANDA. We had no competition in this market through June 30, 2014.

In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of June 30, 2014, we or our strategic partners had approximately 90 ANDAs pending with the FDA, which included approximately 34 first-to-file opportunities or potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Strativa Pharmaceuticals - Branded Products Division
For Strativa, in the near term we plan to continue to invest in the marketing and sales of our existing products (Nascobal® Nasal Spray and Megace® ES). In addition, in the longer term, we plan to continue to consider new strategic licenses and acquisitions to expand Strativa's product portfolio.
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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
($ amounts in thousands)	June 30, 2014	June 30, 2013	$ Change	June 30, 2014	June 30, 2013	$ Change
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$38,266	$45,027	$(6,761)	$75,615	$95,430	$(19,815)
Bupropion ER (Wellbutrin XL®)	18,423	11,565	6,858	34,765	19,817	14,948
Divalproex (Depakote®)	15,511	(7,653)	23,164	35,917	(6,227)	42,144
Propafenone (Rythmol SR®)	15,266	17,337	(2,071)	36,377	34,496	1,881
Metoprolol succinate ER (Toprol-XL®)	12,096	13,527	(1,431)	26,213	32,929	(6,716)
Clonidine ER (Kapvay®)	11,308	—	11,308	22,367	—	22,367
Lamotrigine (Lamictal XR®)	10,262	10,535	(273)	20,396	30,646	(10,250)
Rizatriptan (Maxalt®)	1,597	3,466	(1,869)	3,795	37,014	(33,219)
Par Sterile Products	35,544	—	35,544	49,728	—	49,728
Other	115,575	113,115	2,460	237,042	228,838	8,204
Other product related revenues	4,986	8,196	(3,210)	10,425	14,974	(4,549)
Total Par Pharmaceutical Revenues	$278,834	$215,115	$63,719	$552,640	$487,917	$64,723

Strativa
Megace® ES	$7,779	$11,018	$(3,239)	$15,932	$21,553	$(5,621)
Nascobal® Nasal Spray	8,172	6,801	1,371	14,496	13,003	1,493
Other	(35)	(236)	201	(46)	(479)	433
Other product related revenues	655	971	(316)	1,467	1,871	(404)
Total Strativa Revenues	$16,571	$18,554	$(1,983)	$31,849	$35,948	$(4,099)

	Three months ended
					Percentage of Total Revenues
($ amounts in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013

Revenues:
Par Pharmaceutical	$278,834	$215,115	$63,719	29.6%	94.4%	92.1%
Strativa	16,571	18,554	(1,983)	(10.7%)	5.6%	7.9%
Total revenues	$295,405	$233,669	$61,736	26.4%	100.0%	100.0%

	Six months ended
					Percentage of Total Revenues
($ amounts in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013

Revenues:
Par Pharmaceutical	$552,640	$487,917	$64,723	13.3%	94.6%	93.1%
Strativa	31,849	35,948	(4,099)	(11.4%)	5.4%	6.9%
Total revenues	$584,489	$523,865	$60,624	11.6%	100.0%	100.0%

Par Pharmaceutical
Three Months Ended June 30, 2014 v. 2013
The increase in generic segment revenues for the three months ended June 30, 2014 as compared to the prior year period was primarily due to increases in revenues of:

•	Par Sterile products, which were acquired in our February 20, 2014 acquisition of JHP;

•
divalproex, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues and the non-recurrence of a large contractual gross-to-net price adjustment to a major customer that occurred in the prior year;

•	clonidine HCl ER, which launched in the fourth quarter of 2013;

•	bupropion ER, which benefited from competitors that were not able to supply product to the market.
The net increase in "Other" is mainly driven by the launches of fluvoxamine maleate ER in first quarter of 2013 that continues to benefit from a lack of competition in this market, fenofibric acid in the third quarter of 2013, dexmethylphenidate in the fourth quarter of 2013, and the first quarter 2014 launch of digoxin. These increases were tempered by revenue declines for modafinil, morphine, and fentanyl patch as the result of competition in each of these markets, which had a negative impact on both price and volume for each product.
The increases noted above for the three months ended June 30, 2014 were tempered by decreases in the revenues of:

•	budesonide, principally due to price declines resulting from competition;

•	rizatriptan, which we launched in January 2013 as the authorized generic, declined quickly after several competitors entered this market in July 2013;

•	on-going competition on all SKUs (packaging sizes) of metoprolol succinate ER, which had a negative impact on both price and volume.

Six Months Ended June 30, 2014 v. 2013
The increase in generic segment revenues for the six months ended June 30, 2014 as compared to the prior year period was primarily due to increases in revenues of:

•	Par Sterile products, which were acquired in our February 20, 2014 acquisition of JHP;

•
divalproex, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues and the non-recurrence of a large contractual gross-to-net price adjustment to a major customer that occurred in the prior year;

•	clonidine HCl ER, which launched in the fourth quarter of 2013;

•	bupropion ER, which benefited from competitors that were not able to supply product to the market.
The net increase in "Other" is mainly driven by the launches of fluvoxamine maleate ER in first quarter of 2013 that continues to benefit from a lack of competition in this market, fenofibric acid in the third quarter of 2013, dexmethylphenidate in the fourth quarter of 2013, and the first quarter 2014 launch of digoxin. These increases were tempered by a revenue decline for modafinil as the result of competition, which had a negative impact on both price and volume.

The increases noted above for the six months ended June 30, 2014 were tempered by decreases in the revenues of:

•	rizatriptan, which we launched in January 2013 as the authorized generic, declined quickly after several competitors entered this market in July 2013;

•	budesonide principally due to price declines resulting from competition;

•	lamotrigine, which experienced a higher level of competition in 2014 as compared to 2013 when it launched.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for the three and six months ended June 30, 2014 and June 30, 2013. The significance of the percentage of our product revenues is primarily driven by the launches of products like divalproex, digoxin, budesonide and metoprolol succinate ER. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Strativa
Three Months Ended and Six Months Ended June 30, 2014 v. 2013
The decrease in the Strativa segment revenues for the three months ended and six months ended June 30, 2014 as compared to the comparable periods in 2013 was primarily due to net sales declines of Megace® ES primarily as a result of decreased volume. These decreases were tempered by revenue growth for Nascobal® primarily due to better pricing.

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

Our gross revenues for the six month periods ended June 30, 2014 and 2013 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Six months ended
($ amounts in thousands)	June 30, 2014	Percentage of Gross Revenues	June 30, 2013	Percentage of Gross Revenues
Gross revenues	$1,341,422		$1,086,052

Chargebacks	(396,493)	29.6%	(287,424)	26.5%
Rebates and incentive programs	(194,296)	14.5%	(126,347)	11.6%
Returns	(16,290)	1.2%	(24,683)	2.3%
Cash discounts and other	(117,153)	8.7%	(89,272)	8.2%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(32,701)	2.4%	(34,461)	3.2%
Total deductions	(756,933)	56.4%	(562,187)	51.8%

Total revenues	$584,489	43.6%	$523,865	48.2%

The total gross-to-net adjustments as a percentage of gross revenues increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to:

•
Chargebacks: the increase was primarily driven by customer mix as a result of shift in business from non-wholesalers to wholesalers and higher bupropion and zolpidem volume which have higher overall rates, tempered by the favorable impact of divalproex volume which has a lower rate relative to the overall product portfolio.

•
Rebates and incentive programs: the increase was primarily driven by higher divalproex (volume and rate) and lamotrigine (rate), as well as the impact of Walgreens and AmerisourceBergen Corporation alliance.

•
Returns: the decrease in the rate was primarily driven by non-recurring increase to the rizatriptan returns reserve in the prior year following additional competition, coupled with decrease in fluvoxamine reserve and lower than expected returns for other products, primarily metoprolol and Megace® ES.

•
Cash discounts and other: the increase in rate was primarily due to customer mix, including the impact of the Walgreens and AmerisourceBergen Corporation alliance coupled with pricing adjustments for products that had competitive changes in their respective markets, primarily bupropion (price protection as result of price increase effective in June 2014), lamotrigine and metoprolol, partially offset by impact of prior year price protection related to a divalproex price increase.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease as a percentage of gross revenues primarily due to a reduction in Medicaid accrual based upon additional available information related to Managed Medicaid utilization in California, coupled with lower amounts due under certain U.S. Government and state pricing programs (e.g., TriCare and Medicaid) due to lower utilization of our subject drugs (e.g., modafinil, Megace® ES, Nascobal®, and rizatriptan).

The following tables summarize the activity for the six months ended June 30, 2014 and June 30, 2013 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Six months ended June 30, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(396,493)	$—	(1)	$392,889	$(58,256)
Rebates and incentive programs	(75,321)	(5,489)	(194,296)	—		186,739	(88,367)
Returns	(78,181)	(4,398)	(16,290)	—		12,534	(86,335)
Cash discounts and other	(37,793)	(1,792)	(115,705)	(1,448)	(3)	114,187	(42,551)
Total	$(240,061)	$(17,565)	$(722,784)	$(1,448)		$706,349	$(275,509)

Accrued liabilities (2)	$(35,829)	$(382)	$(35,506)	$2,805	(4)	$41,397	$(27,515)

	Six months ended June 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(287,424)	$—	(1)	$279,334	$(49,760)
Rebates and incentive programs	(59,426)	(126,921)	574		121,118	(64,655)
Returns	(68,062)	(24,683)	—		13,664	(79,081)
Cash discounts and other	(26,544)	(89,272)	—		80,236	(35,580)
Total	$(195,702)	$(528,300)	$574		$494,352	$(229,076)

Accrued liabilities (2)	$(42,162)	$(34,461)	$—		$35,278	$(41,345)

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

(3)	During the second quarter of 2014, we recorded an additional reserve totaling approximately $1.0 million related to a dispute with a customer.

(4)
Based upon additional available information related to Managed Medicaid utilization in California we reduced our Medicaid accruals for the periods March 2010 through December 2013 by approximately $3.6 million.  Our Medicaid accrual represents our best estimate at this time.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	June 30, 2014	June 30, 2013
Gross margin:
Par Pharmaceutical	$83,884	$46,301	$37,583	30.1%	21.5%
Strativa	9,625	12,599	(2,974)	58.1%	67.9%
Total gross margin	$93,509	$58,900	$34,609	31.7%	25.2%

	Six months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	June 30, 2014	June 30, 2013
Gross margin:
Par Pharmaceutical	$167,529	$105,996	$61,533	30.3%	21.7%
Strativa	20,295	24,348	(4,053)	63.7%	67.7%
Total gross margin	$187,824	$130,344	$57,480	32.1%	24.9%

The increase in Par Pharmaceutical gross margin dollars for the three months ended June 30, 2014 as compared to the prior year period was primarily due to gross margin dollars from Par Sterile Products, which products were acquired in our acquisition of JHP as of February 20, 2014; coupled with higher divalproex gross margin dollars, which benefited from a competitor exiting the market in June 2013 and the non-recurrence of a large contractual price adjustment to a major customer that occurred in the prior year; the launches of clonidine HCl ER and dexmethylphenidate in the fourth quarter of 2013; and bupropion ER, which benefited from competitors that were not able to supply product to the market. These increases were tempered by the revenue declines of modafinil, morphine, and fentanyl patch.
The increase in Par Pharmaceutical gross margin dollars for the six months ended June 30, 2014 as compared to the prior year period was primarily due to gross margin dollars from Par Sterile Products, which products were acquired in our acquisition of JHP as of February 20, 2014; coupled with higher divalproex gross margin dollars; the launches of fluvoxamine maleate ER in first quarter of 2013 that continues to benefit from a lack of competition in this market, and fenofibric acid in the third quarter of 2013, and the launches of clonidine HCl ER and dexmethylphenidate in the fourth quarter of 2013; and bupropion ER which, benefited from competitors that were not able to supply product to the market. These increases were tempered by the revenue declines of modafinil, morphine, fentanyl patch and lamotrigine.
Strativa gross margin dollars decreased for the three and six months ended June 30, 2014 as compared to the prior year periods, primarily due to the revenue decline of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013
Research and development:
Par Pharmaceutical	$28,231	$25,463	$2,768	10.9%	10.1%	11.8%
Strativa	224	348	(124)	(35.6)%	1.4%	1.9%
Total research and development	$28,455	$25,811	$2,644	10.2%	9.6%	11.0%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the three months ended June 30, 2014 was driven by:

•	$3.0 million of higher employment related and other costs as the result of the JHP Acquisition;

•	$1.9 million of higher expense for consulting and advisory services related to Par Sterile Products and the JHP Acquisition;

•	$1.4 million in incremental user fees due to 21 filings in the second quarter of 2014;

•	$0.6 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products; tempered by,

•	$3.9 million decrease in outside development costs driven by lower payments related to existing development agreements.
Strativa:
Strativa research and development principally reflects FDA filing fees for the three months ended June 30, 2014 and June 30, 2013.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013
Research and development:
Par Pharmaceutical	$62,554	$45,448	$17,106	37.6%	11.3%	9.3%
Strativa	501	587	(86)	(14.7)%	1.6%	1.6%
Total research and development	$63,055	$46,035	$17,020	37.0%	10.8%	8.8%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the six months ended June 30, 2014 was driven by:

•	$4.0 million of higher employment related and other costs due to JHP Acquisition;

•	$3.6 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products;

•	$2.6 million of higher expense for consulting and advisory services related to Par Sterile Products and JHP Acquisition;

•	$1.6 million in incremental user fees due to 26 filings during the six months ended June 30, 2014; and

•	$5.4 million increase in outside development costs primarily driven by payment related to one new agreement partially offset by lower payments for existing development agreements.
Strativa:
Strativa research and development principally reflects FDA filing fees for the six months ended June 30, 2014 and June 30, 2013.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013
Selling, general and administrative:
Par Pharmaceutical	$33,230	$27,412	$5,818	21.2%	11.9%	12.7%
Strativa	10,622	9,410	1,212	12.9%	64.1%	50.7%
Total selling, general and administrative	$43,852	$36,822	$7,030	19.1%	14.8%	15.8%

The net increase in selling, general and administrative expenditures for the three months ended June 30, 2014 principally reflects:

•	$3.4 million of higher employment related costs due to JHP Acquisition and higher accrued sales bonus related to increased Nascobal® revenue;

•	$2.2 million of higher legal expenses primarily due to increased ANDA related activities; and

•	$0.9 million of higher expense for consulting and advisory services related to services related to acquisitions and other business development activities.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2014	June 30, 2013	$ Change	% Change	June 30, 2014	June 30, 2013
Selling, general and administrative:
Par Pharmaceutical	$71,239	$57,418	$13,821	24.1%	12.9%	11.8%
Strativa	23,579	20,199	3,380	16.7%	74.0%	56.2%
Total selling, general and administrative	$94,818	$77,617	$17,201	22.2%	16.2%	14.8%

The net increase in selling, general and administrative expenditures for the six months ended June 30, 2014 principally reflects:

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million;

•	$3.6 million of higher employment related costs due to JHP Acquisition and higher accrued sales bonus for Nascobal® revenue;

•	$2.4 million of higher legal expenses primarily due to increased ANDA related activities; and

•	$2.4 million of higher expense for consulting and advisory services related to services related to acquisitions and other business development activities.

Intangible Assets Impairment

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Intangible asset impairment	$35,863	$466	$77,621	$466
During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77,621 thousand for six products not expected to achieve their originally forecasted operating results and one discontinued product. Additionally we partially impaired one IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to the related patent litigation. During the six months ended June 30, 2013, we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger and recorded a total corresponding intangible asset impairment of $466 thousand.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Settlements and Loss Contingencies, net	$—	$3,300	$—	$3,300
During the three and six month periods ended and June 30, 2013, we recorded an incremental provision of $3.3 million related to AWP litigation claims.

Restructuring costs

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Restructuring costs	$2,866	$—	$4,012	$1,816

2014
Subsequent to the JHP Acquisition, we eliminated approximately 20 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in 2014.

($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2014
Severance and employee benefits to be paid in cash	$1,146	$2,866	$(744)	$—	$—	$3,268
Total restructuring costs line item	$1,146	$2,866	$(744)	$—	$—	$3,268

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

($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at June 30, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

Operating (Loss) Income

	Three months ended
($ in thousands)	June 30, 2014	June 30, 2013	$ Change
Operating (loss) income:
Par Pharmaceutical	$(8,560)	$(10,341)	$1,781
Strativa	(8,967)	2,842	(11,809)
Total operating (loss) income	$(17,527)	$(7,499)	$(10,028)

For the three months ended June 30, 2014, the decrease in our operating income as compared to prior year was primarily due to intangible asset impairments, coupled with additional research and development expense for payments related to existing product development agreements and additional selling, general and administrative expenditures related to the JHP Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the second quarter of 2013.

	Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	$ Change
Operating (loss) income:
Par Pharmaceutical	$(31,571)	$(817)	$(30,754)
Strativa	(20,111)	1,927	(22,038)
Total operating (loss) income	$(51,682)	$1,110	$(52,792)

For the six months ended June 30, 2014, the decrease in our operating income as compared to prior year was primarily due to intangible asset impairments, coupled with additional research and development expense for payments related to existing product development agreements and additional selling, general and administrative expenditures related to the JHP Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the second quarter of 2013.

Interest Income

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Interest income	$—	$20	$14	$56

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Interest expense	$(27,499)	$(23,612)	$(52,966)	$(47,648)

Interest expense for the three and six month periods ended June 30, 2014 and June 30, 2013 was principally comprised of interest related to the Notes and the Senior Credit Facilities. See "Financing" below for further details on the Senior Credit Facilities and the Notes.

Loss on Debt Extinguishment

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Loss on debt extinguishment	$—	$—	$(3,989)	$(7,335)

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

During the six months ended June 30, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Income Taxes

	Three months ended		Six months ended
($ in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Benefit for income taxes	$(18,106)	$(9,300)	$(42,338)	$(17,280)
Effective tax rate	40%	30%	39%	32%

The income tax benefit was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 14 - “Income Taxes”).

The effective tax rate for the three months ended June 30, 2014 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, more than offset by benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation. The effective tax rate for the three months ended June 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.
The effective tax rate for the six months ended June 30, 2014 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, more than offset by benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation. The effective tax rate for the six months ended June 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.

FINANCIAL CONDITION
Liquidity and Capital Resources

	Six months ended
($ in thousands)	June 30, 2014	June 30, 2013

Cash and cash equivalents at beginning of period	$130,080	$36,794
Net cash provided by operating activities	27,497	20,188
Net cash used in investing activities	(496,283)	(598)
Net cash provided by (used in) financing activities	494,633	(1,904)
Net increase in cash and cash equivalents	$25,847	$17,686
Cash and cash equivalents at end of period	$155,927	$54,480
Cash provided by operations for the six months ended June 30, 2014, reflects gross margin dollars (excluding amortization) generated from revenues coupled with collection of accounts receivables.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by the JHP Acquisition plus capital expenditures.
Cash provided by financing activities in the six month period ended June 30, 2014 primarily represented new debt borrowings under our Senior Credit Facilities plus a capital contribution from Holdings less debt principal payments to reprice our Senior Credit Facilities coupled with other debt principal payments.
Our working capital, current assets minus current liabilities, of $312 million at June 30, 2014 increased approximately $105 million from $207 million at December 31, 2013, which primarily reflects the cash generated by operations coupled with increases in other working capital items. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.28x at June 30, 2014 compared to 1.80x at December 31, 2013.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Six months ended
($ in thousands)	June 30, 2014	June 30, 2013

Cash received from customers, royalties and other	$664,716	$632,201
Cash paid to distribution agreement partners	(141,718)	(172,062)
Cash paid for inventory	(137,133)	(125,518)
Cash paid to employees	(63,453)	(42,204)
Payment to Department of Justice	—	(46,071)
Payments related to AWP settlements	(32,350)	—
Cash paid to all other suppliers and third parties	(174,937)	(169,775)
Interest paid, net	(47,280)	(43,380)
Income taxes paid, net	(40,348)	(13,003)
Net cash provided by operating activities	$27,497	$20,188

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash provided by operating activities for the six months ended June 30, 2014 as compared to 2013 resulted primarily from the non-recurrence of the payment related to our settlement with the U.S. Department of Justice that terminated the Department's investigation into Strativa's marketing of Megace® ES, coupled with gross margins associated with divalproex and other products launched or acquired subsequent to the second quarter of 2013. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of June 30, 2014.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	Approximately $490 million in first quarter of 2014 for our acquisition of JHP Group Holdings, the parent company of JHP Pharmaceuticals.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40 million annually. As of June 30, 2014, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $12 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	Capital expenditures of approximately$37 million are planned for 2014.

•
Potential liabilities related to the outcomes of litigation, such as the AWP and Santarus, Inc. matters, or the outcomes of investigations by federal authorities, such as the U.S. Department of Justice.  In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

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

•
Normal course payables due to distribution agreement partners of approximately $65 million as of June 30, 2014 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $65 million during the first two months of the third quarter of 2014. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Contractual Obligations as of June 30, 2014
The dollar values of our material contractual obligations and commercial commitments as of June 30, 2014 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2015 to	2017 to	2019 and
Obligation	Obligations	2014	2016	2018	thereafter	Other
Operating leases	$32,285	$3,149	$9,860	$6,313	$12,963	$—
Senior credit facilities	1,441,678	5,841	29,006	29,006	1,377,825	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	557,741	49,867	199,187	194,444	114,243	—
Fees related to credit facilities	3,409	438	1,750	971	250	—
Purchase obligations (1)	146,906	146,906	—	—	—	—
Tax liabilities (2)	18,927	—	—	—	—	18,927
TPG Management fee (3)	26,187	2,187	8,000	8,000	8,000	—
Severance payments	1,740	1,308	432	—	—	—
Other	113	113	—	—	—	—
Total obligations	$2,718,986	$209,809	$248,235	$238,734	$2,003,281	$18,927

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10, "Income Taxes" represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of June 30, 2014, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  At June 30, 2014, we had no investments in marketable debt securities. When we have investments in marketable debt securities, we are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are generally classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on June 30, 2014 would not have any impact on the fair value of our investments in available for sale debt securities as of that date, since we had none.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash and cash equivalents, a ten percent decrease in interest rates would decrease the interest income we earned by less than $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at June 30, 2014 and December 31, 2013 ($ amounts in thousands):

	June 30, 2014	December 31, 2013
Corporate bonds	$—	$3,541

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

Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the second quarter of 2014, the effective interest rate on the seven-year Term Loan Facility was 4.00%, representing the 1.00% LIBOR floor plus 300 basis points. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at June 30, 2014 and December 31, 2013 ($ amounts in thousands):

	June 30, 2014	December 31, 2013
Senior credit facilities:
Senior secured term loan	$1,441,678	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,931,678	1,545,340
Less unamortized debt discount to senior secured term loan	(8,050)	(7,821)
Less current portion	(13,093)	(21,462)
Long-term debt	$1,910,535	$1,516,057

Debt Maturities as of June 30, 2014

($ amounts in thousands)

Debt Maturities as of June 30, 2014	($ amounts in thousands)
Remainder of 2014	$5,841
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at June 30, 2014	$1,931,678

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2014.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings
The information pertaining to legal proceedings is incorporated herein by reference to PART I. Financial Information;
ITEM 1. Condensed Consolidated Financial Statements; Note 19 – Commitments, Contingencies and Other Matters contained in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

ITEM 6. EXHIBITS

10.1	Sky Growth Holdings Corporation 2013 Executive Incentive Plan, as amended June 13, 2014.**

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

Date:  August 11, 2014
/s/ Michael A. Tropiano
Michael A. Tropiano
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Sky Growth Holdings Corporation 2013 Executive Incentive Plan, as amended June 13, 2014.**

31.1	Certification of the Principal Executive Officer (filed herewith).

31.2	Certification of the Principal Financial Officer (filed herewith).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto). *

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive loss, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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