Form 10-Q
period 2014-09-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2014-11-12
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014
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
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of November 12, 2014: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$108,677	$130,080
Available for sale marketable debt securities	—	3,541
Accounts receivable, net	173,935	143,279
Inventories	162,272	117,307
Prepaid expenses and other current assets	27,807	13,980
Deferred income tax assets	56,439	55,932
Income taxes receivable	36,044	1,458
Total current assets	565,174	465,577

Property, plant and equipment, net	208,066	127,276
Intangible assets, net	1,161,921	1,092,648
Goodwill	1,006,034	849,652
Other assets	88,356	96,342
Total assets	$3,029,551	$2,631,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,503	$21,462
Accounts payable	73,249	31,181
Payables due to distribution agreement partners	54,748	79,117
Accrued salaries and employee benefits	28,227	20,700
Accrued government pricing liabilities	42,078	35,829
Accrued legal settlements	—	41,367
Accrued interest payable	16,563	7,629
Accrued expenses and other current liabilities	32,447	21,686
Total current liabilities	261,815	258,971

Long-term liabilities	16,254	20,322
Non-current deferred tax liabilities	283,426	288,783
Long-term debt, less current portion	1,907,303	1,516,057
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share, 100 shares authorized and issued	—	—
Additional paid-in capital	805,325	686,577
Accumulated deficit	(242,340)	(138,416)
Accumulated other comprehensive loss	(2,232)	(799)
Total stockholders' equity	560,753	547,362
Total liabilities and stockholders’ equity	$3,029,551	$2,631,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$326,142	$259,244	$898,739	$766,264
Other product related revenues	9,975	8,077	21,868	24,922
Total revenues	336,117	267,321	920,607	791,186
Cost of goods sold, excluding amortization expense	156,688	131,722	470,191	443,707
Amortization expense	38,604	54,208	121,766	135,744
Total cost of goods sold	195,292	185,930	591,957	579,451
Gross margin	140,825	81,391	328,650	211,735
Operating expenses:
Research and development	26,481	27,246	89,536	73,282
Selling, general and administrative	42,039	39,390	136,858	117,006
Intangible asset impairment	11,466	39,480	89,086	39,946
Settlements and loss contingencies, net	90,107	—	90,107	3,300
Restructuring costs	565	—	4,578	1,816
Total operating expenses	170,658	106,116	410,165	235,350
Loss on sale of product rights	(3,042)	—	(3,042)	—
Operating loss	(32,875)	(24,725)	(84,557)	(23,615)
Interest income	2	14	16	70
Interest expense	(27,690)	(23,385)	(80,656)	(71,033)
Loss on debt extinguishment	—	—	(3,989)	(7,335)
Other Income	500	—	500	—
Loss before benefit for income taxes	(60,063)	(48,096)	(168,686)	(101,913)
Benefit for income taxes	(22,425)	(18,797)	(64,762)	(36,077)
Net loss	$(37,638)	$(29,299)	$(103,924)	$(65,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net loss	$(37,638)	$(29,299)	$(103,924)	$(65,836)
Other comprehensive income (loss), net of tax :
Unrealized loss on marketable securities, net of tax	—	—	(3)	(22)
Unrealized gain (loss) on cash flow hedges, net of tax	877	(1,878)	(3,395)	(1,878)
Less: reclassification adjustment for realized losses included in net loss, net of tax	649	—	1,926	—
Other	39		39
Other comprehensive income (loss)	1,565	(1,878)	(1,433)	(1,900)
Comprehensive loss	$(36,073)	$(31,177)	$(105,357)	$(67,736)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ Thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(103,924)	$(65,836)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(69,193)	(39,313)
Depreciation and amortization	142,095	153,517
Non-cash interest expense	8,054	8,045
Cost of goods on acquired inventory step up	9,031	6,557
Intangible asset impairment	89,086	39,946
Allowances against accounts receivable	56,353	29,059
Share-based compensation expense	6,558	6,824
Loss on debt extinguishment	3,989	7,335
Loss on ANDA divestiture	3,042	—
Other, net	699	342
Changes in assets and liabilities:
Increase in accounts receivable	(81,596)	(30,558)
Increase in inventories	(20,295)	(21,196)
(Increase) decrease in prepaid expenses and other assets	(10,470)	12,227
Increase in accounts payable, accrued expenses and other liabilities, excluding certain items	51,211	29,191
Payment to Department of Justice (DOJ)	—	(46,071)
Payment related to AWP settlement	(32,350)	(7,200)
(Decrease) increase in payables due to distribution agreement partners	(24,375)	5,657
Decrease in income taxes receivable/payable	(38,108)	(8,940)
Net cash (used in) provided by operating activities	(10,193)	79,586
Cash flows from investing activities:
Capital expenditures	(29,423)	(12,743)
Business acquisitions, net of cash acquired	(478,226)	(1,733)
Purchases of intangibles	—	(1,000)
Proceeds from available for sale marketable debt securities	3,514	8,000
Proceeds from the sale of ANDA	750	—
Net cash used in investing activities	(503,385)	(7,476)
Cash flows from financing activities:
Proceeds from debt	525,541	198,889
Payments of debt	(142,406)	(204,216)
Proceeds from equity contributions, net	112,190	1,754
Debt issuance costs	(3,150)	—
Payments to extinguish debt	—	(1,412)
Net cash provided by (used in) financing activities	492,175	(4,985)
Net (decrease) increase in cash and cash equivalents	(21,403)	67,125
Cash and cash equivalents at beginning of period	130,080	36,794
Cash and cash equivalents at end of period	$108,677	$103,919

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$42,132	$12,080
Interest paid	$63,031	$50,190
Non-cash transactions:
Capital expenditures incurred but not yet paid	$418	$536

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Strativa Pharmaceuticals (“Strativa”), acquires, manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet, two-piece hard-shell capsule) and sterile injectable dosage form. We also distribute several oral suspension products and nasal spray products.
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

Note 1 – Basis of Presentation and Recently Issued Accounting Standards:

The accompanying condensed consolidated financial statements at September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2013 was derived from the Company’s audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.
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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. We currently do not anticipate an impact of ASU 2014-15 on our condensed consolidated financial statements and related disclosures.

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

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the Company’s senior secured credit facilities. There is an annual cap of $4 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $1,258 thousand for the three months ended September 30, 2014 and an expense of $1,023 thousand for the three months ended September 30, 2013 for consulting and management advisory service fees. The Company recorded an expense of $3,072 thousand for the nine months ended September 30, 2014 and an expense of $2,417 thousand for the nine months ended September 30, 2013 for consulting and management advisory service fees. These expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Note 3 – JHP Acquisition:
On February 20, 2014, the Company completed its acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “JHP Acquisition”). The consideration for the JHP Acquisition consisted of $487 million in cash, after finalization of certain customary working capital adjustments. During the three months ended September 30, 2014, we received $500 thousand in connection with the working capital adjustments. The Company financed the JHP Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG. Among the primary reasons the Company acquired JHP and the factors that contributed to the preliminary recognition of goodwill was that the JHP Acquisition immediately expanded its capability and presence into the rapidly growing sterile drug market for injectable products including ophthalmics and otics. The result is a broader and more diversified product portfolio, and an expanded development pipeline. With its high-barrier-to-entry products, JHP represents a complement to the Company's strategy and product line. JHP also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to the acquisition.
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the JHP Acquisition. We will continue to operate Par Sterile as a leading specialty pharmaceutical company developing and manufacturing sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which had been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Our Par Sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products.
The operating results of Par Sterile from February 20, 2014 to September 30, 2014 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of approximately $96 million. Par Sterile's contribution to the overall Par Pharmaceutical segment's operating (loss) or income is not tracked separately.

The condensed consolidated balance sheet as of September 30, 2014 reflects the JHP Acquisition, including goodwill, which represents Par Sterile's workforce expertise in R&D, marketing and manufacturing.
The JHP Acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the JHP Acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the JHP Acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The JHP Acquisition-related transaction costs totaled $12,350 thousand of which $8,213 thousand were included in operating expenses as selling, general and administrative expenses on the condensed consolidated statements of operations and $4,137 thousand were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. The JHP Acquisition-related transaction costs were comprised of bank fees ($10,388 thousand), legal fees ($1,505 thousand), and other fees ($457 thousand). The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of JHP as of the effective date of the JHP Acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities of JHP as of the effective date of the JHP Acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments could be material. Specific provisional areas include preliminary amounts for inventories, including related step-up to fair value; property, plant and equipment; intangible assets related to trade name, developed products and in-process research and development products; and goodwill. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition on February 20, 2014. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.
The sources and uses of funds in connection with the JHP Acquisition are summarized below ($ in thousands):

Sources:			Uses:
	Senior secured term loan	$395,000		Cash purchase of equity	$487,429	(a)
	Sponsor equity contribution	110,000		Transaction costs	12,350
	Company cash on hand	1,133	(a)	Accrued interest on Company debt	6,354
	Total source of funds	$506,133		Total use of funds	$506,133

(a)	Adjusted to reflect the finalization of working capital adjustments noted above.

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of JHP has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of February 20, 2014
Cash and cash equivalents	$9,204
Accounts receivable, net	5,413
Inventories	33,701
Prepaid expenses and other current assets	2,721
Property, plant and equipment	73,579
Intangible assets	283,500
Other long-term assets, net	2,258

Total identifiable assets	410,376

Accounts payable	13,796
Accrued expenses and other current liabilities	1,781
Deferred tax liabilities	63,631
Other long-term liabilities	121

Total liabilities assumed	79,329

Net identifiable assets acquired	331,047

Goodwill	156,382

Net assets acquired	$487,429
Approximately $20 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of September 30, 2014 will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the nine-month periods ended September 30, 2014, and September 30, 2013 assumes the JHP Acquisition occurred as of January 1, 2013. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the JHP Acquisition been consummated during the periods for which pro forma information is presented, nor is it intended to be a projection of future results or trends.

	Nine months ended
(In thousands)	September 30, 2014	September 30, 2013
Total revenues	$939,668	$901,910
Loss from continuing operations	$(93,617)	$(90,456)
These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to long-lived assets ($205,070 thousand) and inventory ($9,031 thousand) had been applied on January 1, 2013, and the debt incurred as a result of the JHP Acquisition ($395,000 thousand) had been outstanding since January 1, 2013, along with the related repricing of the Term Loan Facility (as defined in Note 15, "Debt"), together with the consequential tax effects.
Pro forma loss from continuing operations for the nine-month period ended September 30, 2014 was adjusted to exclude $8,213 thousand of JHP Acquisition-related costs incurred in 2014 with the consequential tax effects. These costs were primarily bank fees, accounting fees, and legal fees. Pro forma loss from continuing operations for the nine-month period ended September 30, 2013 was adjusted to include the JHP Acquisition-related costs with the consequential tax effects. Pro forma loss from continuing operations for the nine-month periods ended September 30, 2014 and 2013 have been adjusted to exclude certain JHP historical amounts such as intangible asset amortization.

Note 4 – Acquisition of Divested Products from the Watson/Actavis Merger:

In connection with the merger of Watson Pharmaceuticals, Inc. and Actavis Group on November 6, 2012 (the “Watson/Actavis Merger”), Par acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications (“ANDA”) awaiting regulatory approval, and a generic product in late-stage development, for $110 million. Par also acquired a number of related supply agreements, each with a term of three years. The purchase price was paid in cash and funded from our cash on hand.
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

Note 6 – Pending Acquisition of Nuray Assets:
Our wholly-owned subsidiary, Par Formulations Private Limited, is in the process of acquiring certain assets of privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for approximately $20 million in cash, contingent payments and other consideration. A vice president of Par is a minority shareholder of Nuray. The assets to be acquired via a definitive agreement consist of a FDA approved facility that manufactures API, including real property, improvements and related assets. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of the acquired business will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We intend to fund the purchase from cash on hand.

Note 7 – Available for Sale Marketable Debt Securities:

At September 30, 2014 we had no marketable debt securities. As of December 31, 2013, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheets. Refer to Note 8, “Fair Value Measurements.” The following is a summary of amortized cost and estimated fair value of our marketable debt securities available for sale at September 30, 2014 ($ amounts in thousands):

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value as of September 30, 2014 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	September 30, 2014	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$—	$—	$—	$—
Cash equivalents	$20,000	$20,000	$—	$—
Senior secured term loan (Note 15)	$1,405,275	$—	$1,405,275	$—
7.375% senior notes (Note 15)	$520,625	$—	$520,625	$—
Derivative instruments - Interest rate caps (Note 16)	$3,488	$—	$3,488	$—

The fair value of our financial assets and liabilities measured at fair value as of December 31, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
Corporate bonds (Note 7)	$3,541	$—	$3,541	$—
Cash equivalents	$66,782	$66,782	$—	$—
Senior secured term loan (Note 15)	$1,063,255	$—	$1,063,255	$—
7.375% senior notes (Note 15)	$507,150	$—	$507,150	$—
Derivative instruments - Interest rate caps (Note 16)	$1,189	$—	$1,189	$—

The carrying amount reported in the condensed consolidated balance sheets for accounts receivables, net, inventories, prepaid expenses and other current assets, accounts payable, payables due to distribution agreement partners, accrued salaries and employee benefits, accrued government pricing liabilities, accrued legal settlements, and accrued expenses and other current liabilities approximate fair value because of their short-term nature.
There have been no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2014 or December 31, 2013.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of September 30, 2014 or December 31, 2013 that are measured in the condensed consolidated financial statements at fair value.
Intangible Assets
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, projected undiscounted future cash flows to be generated by the long-lived asset or the appropriate grouping of assets (level 3 inputs), is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. During the nine months ended September 30, 2014, we recorded intangible asset impairments totaling $89,086 thousand for eight generic products not expected to achieve their originally forecasted operating results, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to related patent litigation. During the nine months ended September 30, 2013, we recorded intangible asset impairments totaling $39,946 thousand related to an adjustment to the forecasted operating results of five Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, as well as ceased selling one product that had been acquired with the divested products from the Watson/Actavis Merger.
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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	September 30,	December 31,
	2014	2013
Gross trade accounts receivable	$489,028	$383,347
Chargebacks	(60,341)	(48,766)
Rebates and incentive programs	(107,445)	(75,321)
Returns	(87,720)	(78,181)
Cash discounts and other	(59,354)	(37,793)
Allowance for doubtful accounts	(233)	(7)
Accounts receivable, net	$173,935	$143,279

Allowance for doubtful accounts
($ amounts in thousands)

	Nine months ended
	September 30, 2014	September 30, 2013

Par balance at beginning of period	$(7)	$—
Par Sterile beginning balance	(278)	—
Additions – charge to expense	(259)	4
Adjustments and/or deductions	311	(6)
Balance at end of period	$(233)	$(2)

The following tables summarize the activity for the nine months ended September 30, 2014 and for the nine months ended September 30, 2013, in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	Nine months ended September 30, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(6,296)	$(607,097)	$2,628	(1)	$599,190	$(60,341)
Rebates and incentive programs	(75,321)	(5,489)	(316,915)	—		290,280	(107,445)
Returns	(78,181)	(4,820)	(25,482)	—		20,763	(87,720)
Cash discounts and other	(37,793)	(1,792)	(192,650)	(1,448)	(3)	174,329	(59,354)
Total	$(240,061)	$(18,397)	$(1,142,144)	$1,180		$1,084,562	$(314,860)

Accrued liabilities (2)	$(35,829)	$(382)	$(62,536)	$2,804	(4)	$53,865	$(42,078)

	Nine months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(455,191)	$—	(1)	$448,140	$(48,721)
Rebates and incentive programs	(59,426)	(197,693)	574		189,917	(66,628)
Returns	(68,062)	(31,709)	—		22,371	(77,400)
Cash discounts and other	(26,544)	(139,855)	269		134,119	(32,011)
Total	$(195,702)	$(824,448)	$843		$794,547	$(224,760)

Accrued liabilities (2)	$(42,162)	$(61,745)	$3,566	(4)	$50,425	$(49,916)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable. During the three months ended September 30, 2014, the Company settled a dispute with a customer resulting in a recovery payment of $3.6 million of which $2.6 million pertained to prior year transactions.

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

In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments. The Company generally accounts for these other gross-to-net adjustments by establishing an accrual in the amount equal to its estimate of such adjustments.

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

As is customary and in the ordinary course of business, our revenue that has been recognized for product launches included initial trade inventory stocking that we believed was commensurate with new product introductions. At the time of each product launch, we were able to make reasonable estimates of product returns, rebates, chargebacks and other sales reserves by using historical experience of similar product launches and significant existing demand for the products. For certain sterile product launches and certain other customer contractual arrangements, we defer revenue until we can determine the risk of loss has passed to the end customers. The amounts related to deferred revenues are insignificant for all periods presented.

Note 10 – Inventories:
($ amounts in thousands)

	September 30,	December 31,
	2014	2013
Raw materials and supplies	$59,117	$44,403
Work-in-process	27,692	9,834
Finished goods	75,463	63,070
	$162,272	$117,307

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Inventory write-offs	$624	$955	$7,885	$11,484
Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once Par (or its third party development partners) has filed an Abbreviated New Drug Application (“ANDA”) that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of September 30, 2014, Par had approximately $5.9 million in inventories related to generic products that were not yet available to be sold.
Strativa also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval, but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Strativa’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Strativa could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of September 30, 2014, Strativa had approximately $1.3 million in inventories related to products that were not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.
Pre-Launch Inventories
($ amounts in thousands)

	September 30,	December 31,
	2014	2013
Raw materials and supplies	$5,390	$6,308
Work-in-process	1,653	93
Finished goods	208	118
	$7,251	$6,519

Write-offs of pre-launch inventories
($ amounts in thousands)

	Three months ended			Nine months ended
	September 30, 2014		September 30, 2013	September 30, 2014	September 30, 2013
Pre-launch inventory write-offs (recoveries), net of partner allocation	$(1,185)	[A]	$665	$2,358	$1,354
[A] During the three months ended September 30, 2014, we reached an agreement with a partner to cancel a project. As part the agreement we recovered the value of our initial pre-launch inventory purchase, for which we had previously recorded a write-off.

Note 11 – Property, Plant and Equipment, net:

($ amounts in thousands)

	September 30,	December 31,
	2014	2013
Land	$11,634	$4,553
Buildings	61,638	29,491
Machinery and equipment	91,849	58,556
Office equipment, furniture and fixtures	9,202	5,433
Computer software and hardware	25,675	21,582
Leasehold improvements	26,333	25,828
Construction in progress	32,318	12,286
	258,649	157,729
Accumulated depreciation and amortization	(50,583)	(30,453)
	$208,066	$127,276

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Depreciation and amortization expense	$6,332	$6,013	$20,244	$17,718

Note 12 – Intangible Assets, net:

($ amounts in thousands)

	September 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products (1)	$989,955	$(314,543)	$675,412	$878,607	$(204,218)	$674,389
Other product related royalty streams	115,600	(32,995)	82,605	115,600	(22,709)	92,891
IPR&D (2)	376,673	—	376,673	298,100	—	298,100
Trade names (3)	27,100	(83)	27,017	26,400	—	26,400
Other	1,000	(786)	214	1,000	(132)	868
	$1,510,328	$(348,407)	$1,161,921	$1,319,707	$(227,059)	$1,092,648

(1) Developed products include intangible assets related to commercial products as part of the Merger, subsequently developed IPR&D, products acquired from the Watson/Actavis Merger, and intangible assets related to commercial products as part of the JHP Acquisition. These products are amortized based on its remaining useful life.
(2) IPR&D indefinite-lived assets include IPR&D as part of the Merger, IPR&D acquired from the Watson/Actavis Merger, and IPR&D acquired as part of the JHP Acquisition.
(3) Trade names include Par and JHP trade names. JHP trade name is amortized over its useful life, while the Par trade name is treated as an indefinite-lived asset and is not amortized.

We recorded amortization expense related to intangible assets of $121,348 thousand for the nine months ended September 30, 2014 and $135,744 thousand for the nine months ended September 30, 2013. Amortization expense was included in cost of goods sold.
During the three months ended September 30, 2014, we reduced IPR&D by approximately $3.8 million related to the sale of three ANDAs.

Intangible Assets Acquired in the Merger
We were acquired on September 28, 2012 through the Merger. Refer to Note 2, “Sky Growth Merger,” for details of the Merger and related transactions. As part of the Merger, we revalued intangible assets related to commercial products (developed technology), royalty streams, IPR&D, and our trade name.
The remaining net book value of the related intangible asset related to developed products is being amortized over a weighted average amortization period of approximately five years.
IPR&D assets are related to R&D projects that were incomplete at the Merger. Due to the nature of our generic product portfolio pipeline, individual products in the annual IPR&D groups are expected to launch within an annual time period or reasonably close thereto. When the first product of each annual IPR&D group launches, it is our policy to commence amortization of the entire annual group utilizing the related cash flows expected to be generated for the annual group. The remaining net book value of the related intangible asset associated with subsequently developed annual IPR&D groups will be amortized over a weighted average amortization period of approximately six years.
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
The remaining net book value of the related intangible asset related to developed products is being amortized over a weighted average amortization period of approximately five years.
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

Intangible Asset Impairments
During the nine months ended September 30, 2014, we recorded intangible asset impairments totaling $89,086 thousand related to an adjustment to the forecasted operating results for eight Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to related patent litigation. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the nine months ended September 30, 2013, we recorded intangible asset impairments totaling $39,946 thousand related to an adjustment to the forecasted operating results of five Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, as well as ceased selling one product that had been acquired with the divested products from the Watson/Actavis Merger.

Estimated Amortization Expense for Existing Intangible Assets at September 30, 2014
The following table assumes the intangible asset related to the Par trade name as an indefinite-lived asset that will not be amortized in the future.
($ amounts in thousands)

Estimated
Amortization
Expense
Remainder of 2014	$69,809
2015	178,636
2016	172,693
2017	202,519
2018	158,776
2019 and thereafter	353,088
$1,135,521

Note 13 – Goodwill:

($ amounts in thousands)

	September 30,	December 31,
	2014	2013
Balance at beginning of period	$849,652	$850,652
Additions:
JHP Acquisition (1)	156,382	—
Deductions:
Finalization of purchase accounting (2)	—	(1,000)
Balance at end of period	$1,006,034	$849,652

(1) As noted in Note 3, “JHP Acquisition,” we acquired JHP as of February 20, 2014. Based upon our purchase price allocation, we recorded $156,382 thousand of incremental goodwill. This goodwill was allocated to Par.

(2) As noted in Note 2, “Sky Growth Merger,” we were acquired through the Merger. Based upon purchase price allocation in accordance with ASC 350-20-35-30, we recorded goodwill, which was allocated to Par.

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. We will perform a qualitative assessment ("Step Zero analysis") to determine whether it is necessary to perform the two-step goodwill impairment test. The Step Zero analysis entails an assessment of the totality of events and circumstances that could affect the comparison of a reporting unit's fair value with its carrying amount. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2013, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill had been recognized through September 30, 2014.

Note 14 – Income Taxes:
($ in thousands)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Benefit for income taxes	$(22,425)	$(18,797)	$(64,762)	$(36,077)
Effective tax rate	37%	39%	38%	35%

The effective tax rate for the three months ended September 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to the release of certain tax reserves in settlement of an audit offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective tax rate for the three months ended September 30, 2013 reflects benefits for deductions specific to U.S. domestic manufacturing companies and our R&D credit partially offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
The effective tax rate for the nine months ended September 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies, a benefit related to determination of deductibility of certain settled AWP litigation, and benefits related to the release of certain tax reserves in the settlement of certain audits offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective tax rate for the nine months ended September 30, 2013 reflects benefits for deductions specific to U.S. domestic manufacturing companies, offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
Current deferred income tax assets at September 30, 2014 consist of temporary differences primarily related to accounts receivable reserves, inventory reserves, and net operating loss carryforwards. Non-current deferred income tax liabilities at September 30, 2014 consist of timing differences primarily related to intangible assets, debt, depreciation and stock compensation.
Par Pharmaceutical Companies, Inc. is no longer subject to IRS audit for periods prior to 2012.  Par is currently under audit in two state jurisdictions for the years 2005 to 2009.  In most other state jurisdictions, we are no longer subject to examination by state tax authorities for years prior to 2008.
We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of September 30, 2014, we had $15,995 thousand included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions. During the nine months ended September 30, 2014, we recorded an increase in unrecognized tax benefits of $1,997 thousand as a result of tax positions taken during the period and a decrease in unrecognized tax benefits of $6,944 thousand as a result of an audit settlement. We expect that a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 15 - Debt:
($ amounts in thousands)

	September 30,	December 31,
	2014	2013
Senior credit facilities:
Senior secured term loan	$1,439,462	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,929,462	1,545,340
Less unamortized debt discount to senior secured term loan	(7,656)	(7,821)
Less current portion	(14,503)	(21,462)
Long-term debt	$1,907,303	$1,516,057

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all covenants as of September 30, 2014.
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

Repricing of the Term Loan Facility and Additional Borrowings - 2014
On February 20, 2014 in conjunction with our acquisition of JHP, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with a new tranche of tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the then Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans, and (2) the New Tranche B Loans were subject to a soft call provision applicable to the optional prepayment of the loans which would have required a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company entered into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur new incremental debt was increased by 25 basis points to 3.75:1.00.
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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension to be effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of September 30, 2014.
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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40,000 thousand or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40,000 thousand when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness; (viii) engage in mergers or consolidations with or into other companies; and, (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of September 30, 2014.
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
Debt Maturities as of September 30, 2014

Debt Maturities as of September 30, 2014	($ amounts in thousands)
Remainder of 2014	$3,626
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,824
2020	490,000
Total debt at September 30, 2014	$1,929,462

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

Cash Flow Hedges of Interest Rate Risk via Interest Rate Caps
Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we primarily use interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Over time, we entered into such derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement. These instruments are designated for accounting purposes as cash flow hedges of benchmark interest rate risk related to our Credit Agreement. We assess effectiveness and the effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges for financial reporting purposes and changes in fair value are recorded in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivatives would be recognized directly in earnings.

Interest Rate Caps
As of September 30, 2014, we had eight outstanding interest rate caps with two counterparties with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. These derivatives had a combined notional value of $750,000 thousand, with effective dates as of either September 30, 2013 or 2014, and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.8% at September 30, 2014. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Future payments under these interest rate caps will be reflected as interest expense on our condensed consolidated statements of operations. In addition, amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 36% of our total outstanding debt at September 30, 2014 remains subject to variability in cash flows attributable to changes in LIBOR interest rates.
During the next twelve months, we estimate that $5,847 thousand will be reclassified from “Accumulated other comprehensive loss” on our condensed consolidated balance sheet at September 30, 2014 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of September 30, 2014, we recorded $3,488 thousand (or $2,232 thousand, net of tax) as part of “Accumulated other comprehensive loss” on our condensed consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
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

The fair value of our derivative instruments measured as outlined above as of September 30, 2014 was as follows:
($ amounts in thousands)

	September 30,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(3,488)	$—	$(3,488)	$—
	$(3,488)	$—	$(3,488)	$—

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of September 30, 2014 and December 31, 2013:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value

Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		$—	$—	Other Current Liabilities	$(5,847)	(4,002)
Interest rate cap contracts		—	—	Other Non-Current (Liabilities) / Other Assets	2,359	2,813

Total derivatives designated as hedging instruments under ASC 815		$—	$—		$(3,488)	$(1,189)
Total derivatives		$—	$—		$(3,488)	$(1,189)

The following tables summarize our eight interest cap agreements with two counterparties. We separately record the short-term and long-term portion of our derivatives. As of September 30, 2014, each agreement represented a net liability and none of our interest cap agreements represented a net asset:
($ amounts in thousands)

Offsetting of Derivative Liabilities
As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(2,345)	$(1,616)	$(3,961)	$1,616	$—	$(2,345)
Counterparty 2	(1,143)	(743)	(1,886)	743	—	(1,143)
Total	$(3,488)	$(2,359)	$(5,847)	$2,359	$—	$(3,488)

($ amounts in thousands)

Offsetting of Derivative Assets
As of September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$1,616	$1,616	$(1,616)	$—	$—
Counterparty 2	—	743	743	(743)	—	—
Total	$—	$2,359	$2,359	$(2,359)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive loss for the nine months ended September 30, 2014 and September 30, 2013 (Pre-tax):

Other Comprehensive Loss Rollforward:	Nine months ended
	September 30, 2014	September 30, 2013
Beginning Balance Gain/(Loss) (Pre-tax)	$(1,189)	$—
Amount Recognized in Other Comprehensive Loss on Derivative (Pre-tax)	(5,305)	(2,935)
Amount Reclassified from Other Comprehensive Loss into Interest Expense (Pre-tax)	3,006	—
Ending Balance Gain/(Loss) (Pre-tax)	$(3,488)	$(2,935)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending September 30, 2014 and 2013:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Nine Months Ended September 30, 2014 and September 30, 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2014	2013		2014	2013		2014	2013
Interest rate cap contracts	$(5,305)	$(2,935)	Interest Expense	$(3,006)	$—	Interest Expense	$—	$—

Total	$(5,305)	$(2,935)		$(3,006)	$—		$—	$—

Note 17 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income accounts during the nine-month period ended September 30, 2014 were as follows (share amounts and $ amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2013	—	$—	$686,577	$(799)
Unrealized loss on available for sale securities, net of tax	—	—	—	(3)
Unrealized loss on cash flow hedges, net of tax	—	—	—	(3,395)
Less: reclassification adjustment for net losses included in net income, net of tax	—	—	—	1,926
Compensatory arrangements	—	—	6,558	—
Capital contribution from Holdings			112,756
Other	—	—	(566)	39
Balance, September 30, 2014	—	$—	$805,325	$(2,232)

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
On May 9, 2014 and June 13, 2014, in view of the limited number of shares remaining in the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the “Plan”) and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings Common Stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including stock options (the “Pool”), by 8,750,000 shares of Stock. At September 30, 2014, approximately 4 million total shares of Stock were available for future issuances from the Pool.
In addition, during the nine-month period ended September 30, 2014, the Holdings Board of Directors authorized the additional grants of options to purchase shares of Holdings’ Stock pursuant to the Plan at an exercise price of $1.40 (equal to the estimated fair market value of Holdings’ Stock) to certain employees and a member of Holdings Board. The stock option grants are roughly divided into two tranches of stock options. Tranche 1 of the options will vest in equal increments of 25% on each of the first, second, third, and fourth anniversaries of the “Vesting Commencement Date” as defined in each stock option agreement, provided that each employee remains in continuous employment with the Company through such dates. Tranche 2 of the options (the “Performance Options”) will vest in equal increments of 25%, subject to the employee remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual EBITDA targets for 2014 through 2017. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative EBITDA target). In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.
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
We used the Black-Scholes stock option pricing model to estimate the fair value of all Tranche 1 options and Tranche 2 options without a market condition (i.e., Tranche 2 options with service and performance conditions only) on September 28, 2012 and during the nine-month period ended September 30, 2014.
The Tranche 2 options with a market condition granted on September 28, 2012 and during the nine-month period ended September 30, 2014 were valued using a Monte Carlo simulation. The Monte Carlo simulation developed a range of projected outcomes of the market condition by projecting potential share prices over a 5 year simulation and determining if the share price had reached the specified level of proceeds stipulated in the equity plan. Millions of simulations were run as the basis to conclude on the fair value of the Tranche 2 options with market condition as the average of present value of the payoffs across all simulations.
We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards issued during the nine-month period ended September 30, 2014 with the following weighted average assumptions:

Nine months ended
September 30, 2014
TRANCHE 1
Risk-free interest rate	2.1%
Expected life (in years)	6.3
Expected volatility	63.0%
Dividend	0.0%

Nine months ended
September 30, 2014
TRANCHE 2
Risk-free interest rate	2.1%
Expected life (in years)	6.5
Expected volatility	63.0%
Dividend	0.0%

A summary of the calculated estimated grant date fair value per option is as follows:

	Grants as of	Grants during the nine months ended
	September 28,	September 30,
Fair value of stock options	2012	2014
TRANCHE 1	$0.67	$0.83
TRANCHE 2 without market condition	$0.68	$0.85
TRANCHE 2 with market condition	$0.66	$0.72

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
We granted a member of the Board of Directors of Holdings stock options in Holdings during the nine-month period ended September 30, 2013 under similar terms as the Tranche 1 options granted as of September 28, 2012 under the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. These stock options vest based upon continued service over an approximate five year period, ratably 20% each period ending September 28th. We will recognize expense on a straight-line basis over the requisite service period for the entire award. The share-based compensation expense relating to the award has been pushed down from Holdings to the Company.  We used the Black-Scholes stock option pricing model to estimate the fair value of the stock option awards.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Cost of goods sold	$259	$226	$648	$674
Selling, general and administrative	2,334	2,040	5,833	6,068
Total, pre-tax	$2,593	$2,266	$6,481	$6,742
Tax effect of share-based compensation	(933)	(838)	(2,333)	(2,495)
Total, net of tax	$1,660	$1,428	$4,148	$4,247

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2013	21,830	$1.00
Granted	6,604	1.40
Exercised	(50)	1.00
Forfeited	(200)	1.00
Balance at September 30, 2014	28,184	$1.09	8.5	$8,632
Exercisable at September 30, 2014	8,882	$1.01	8.1	$3,453
Vested and expected to vest at September 30, 2014	27,749	$1.10	8.5	$8,458

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2013	21,330	$1.00
Granted	6,104	1.40
Exercised	(50)	1.00
Forfeited	(200)	1.00
Balance at September 30, 2014	27,184	$1.09	8.4	$8,432
Exercisable at September 30, 2014	4,216	$1.00	8.1	$1,686
Vested and expected to vest at September 30, 2014	26,560	$1.09	8.4	$8,262

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
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2013	17,351	$0.25
Granted	—	0.25
Exercised	(268)	0.25
Forfeited	—	0.25
Balance at September 30, 2014	17,083	$0.25	5.7	$19,645
Exercisable at September 30, 2014	17,083	$0.25	5.7	$19,645

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
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the three-month periods and nine-month periods ended September 30, 2014 and 2013 ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative	27	24	78	82
Total, pre-tax	$27	$24	$78	$82
Tax effect of stock-based compensation	(10)	(9)	(28)	(30)
Total, net of tax	$17	$15	$50	$52
The following is a summary of our RSU activity for the nine-month period ended September 30, 2014 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2013	375	$1.00
Granted	—	1.00
Vested	(50)	1.00
Forfeited	—	1.00
Non-vested restricted stock unit balance at September 30, 2014	325	$1.00	$455
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
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Incentive Plan at September 30, 2014.

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
Unimed and Laboratories Besins Iscovesco (“Besins”) filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock's submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.'s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs' complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC's claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs' claims of sham litigation. On June 10, 2010, the FTC appealed the District Court's dismissal of the FTC's claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court's decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. On January 15, 2014 we filed a motion to dismiss the FTC’s complaint for failure to state a claim; and on April 21, 2014, that motion was denied.  On  April 22, 2014, we filed a motion for an interlocutory appeal of that motion, and on May 9, 2014, that motion was in turn denied. The period for expert discovery is scheduled to end August 28, 2015, and the deadline for the filing of summary judgment motions is set for September 28, 2015.  We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules.  On December 20, 2007, Santarus and Missouri filed a second lawsuit alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension.  The complaints generally sought (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  On October 20, 2008, plaintiffs amended their complaint to add U.S. Patent Nos. 6,780,882 and 7,399,722.  On April 14, 2010, the District Court ruled in our favor, finding that the plaintiffs’ patents were invalid as being obvious and without adequate written description.  On July 1, 2010, we launched our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product.  Santarus and Missouri appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents.  On September 4, 2012, the Court of Appeals reversed the District Court’s finding of invalidity and remanded to the District Court for further proceedings, and we ceased further distribution of our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product.  Santarus was acquired by Salix Pharmaceuticals, Inc. on January 2, 2014.  On September 22, 2014, we entered into a settlement agreement with Salix, Santarus and Missouri to resolve all claims relating to this matter, and the dismissal stipulation was entered on September 26, 2014.  As part of the settlement, Salix, Santarus and Missouri released all claims against us in exchange for a payment of $100 million.  We recorded a charge of $91 million in the third quarter of 2014 in addition to the $9 million previously accrued.
On April 29, 2009, Pronova BioPharma ASA filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,502,077 and 5,656,667 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of omega-3-acid ethyl esters oral capsules. On May 29, 2012, the District Court ruled in favor of Pronova in the initial case, and we appealed to the U.S. Court of Appeals for the Federal Circuit on June 25, 2012. An oral hearing was held on May 8, 2013, and on September 12, 2013, the Court of Appeals ruled in our favor, reversing the lower District Court decision. On October 15, 2013, Pronova filed petitions for panel and en banc rehearing, which were denied on January 16, 2014. On March 5, 2014, judgment in our favor was formally entered in the District Court. On April 16, 2014, Pronova petitioned for writ of certiorari to the U.S. Supreme Court, which was denied on October 6, 2014.
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38115 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. On September 12, 2012, Avanir filed an additional complaint against us, adding U.S. Patent No. 8,227,484 to the case. A Markman ruling was entered December 3, 2012 and a bench trial was held from September 9, 2013 to September13, 2013 and on October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. On June 10, 2014, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On August 20, 2014, the Court issued an order requiring that Avanir delist the ‘115 patent, leaving only the ‘484 and ‘282 to be addressed on appeal. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. of Taiwan in the U.S. District Court for the District of Maryland and another complaint against TWi on September 2, 2011, in the U.S. District Court for the Northern District of Illinois. In both complaints, Elan and we allege infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. On February 6, 2012, we voluntarily dismissed our case in the Northern District of Illinois and proceeded with our case in the District of Maryland. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 17, 2013, the District Court granted in part and denied in part TWi's motion for summary judgment of invalidity and noninfringement and granted summary judgment in our favor dismissing two of TWi's invalidity defenses. On September 25, 2013, the District Court entered a stipulation in which TWi conceded infringement of the ’576 patent. A bench trial was held from October 7 to October15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness. On March 18, 2014, we filed our notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On July 18, 2014, we filed a motion for preliminary injunction requesting the District Court to enjoin TWi's launch of its generic product, which motion was granted on August 12, 2014. An oral hearing before the Court of Appeals was held on October 3, 2014. We intend to vigorously pursue our appeal.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. A Markman hearing is scheduled for May 4, 2015 and trial is scheduled for November 30, 2015. We intend to defend this action vigorously.
On August 22, 2012, we were added as a defendant to the action pending before the U.S. District Court for the Northern District of California brought by Takeda Pharmaceuticals, originally against Handa Pharmaceuticals. Takeda's complaints allege infringement of U.S. Patent Nos. 6,462,058; 6,664,276; 6,939,971; 7,285,668; 7,737,282; and 7,790,755 because Handa submitted an ANDA with a Paragraph IV certification to the FDA for approval of dexlansoprazole delayed release capsules, 30 mg and 60 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We assumed the rights to this ANDA. A bench trial was held on June 5-13, 2013. On April 26, 2013, we filed a declaratory judgment complaint in the U.S. District Court for the Northern District of California in view of U.S. Patent Nos. 8,105,626 and 8,173,158, and another in the same court on July 9, 2013 with respect to U.S. Patent No. 8,461,187, in each case against Takeda Pharmaceuticals, and asserting that the patents in questions are not infringed, invalid, or unenforceable. On October 17, 2013, a decision in favor of Takeda was entered in the original District Court case with respect to the ’282 and ’276 patents. On November 6, 2013, we filed our appeal of the original District Court’s judgment to the U.S. Court of Appeals for the Federal Circuit. On July 18, 2014, orders to stay both the appeal and the second District Court case were entered pending regulatory review of a settlement entered into by the parties on July 16, 2014. Pursuant to that settlement, the original District Court case was dismissed on September 8, 2014, the second District Court case was dismissed on September 5, 2014, and the appeal was dismissed on September 10, 2014.
On October 25, 2012, Purdue Pharma L.P. and Transcept Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A Markman hearing was held on May 8, 2014, and a trial is scheduled for December 1, 2014. We intend to defend this action vigorously.
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
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. We assumed the rights to this ANDA. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1-2, 2014. On August 29, 2014, the Court entered judgment in our favor, finding that we do not infringe the asserted patents. On October 20, 2014, Novartis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. We intend to defend this action vigorously.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. On October 9, 2014, the parties entered into a settlement agreement resolving the dispute and allowing us to launch our generic lubiprostone product on January 1, 2021, or earlier in certain circumstances. The case is stayed pending regulatory review of the settlement agreement.
On May 14, 2013, Bayer Pharma AG, Bayer IP GMBH, and Bayer Healthcare Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,362,178 and 7,696,206 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of vardenafil hydrochloride orally disintegrating tablets. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On September 10, 2014, the case was dismissed pursuant to stipulation in view of our conversion from a Paragraph IV certification to a Paragraph III certification.
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
On June 19, 2013, Alza Corporation and Janssen Pharmaceuticals, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 8,163,798 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of methylphenidate hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On September 9, 2014, a consent judgment was entered in view of a confidential settlement agreement entered into by the parties, and the case was dismissed.
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

On January 23, 2014, Eli Lilly filed two lawsuits against us in the U.S. District Court for the Southern District of Indiana, and on January 24, 2014, Lilly, Daiichi Sankyo, and Ube Industries, Ltd. filed two lawsuits against us in the U.S. District Court for the District of New Jersey. The complaints allege infringement of U.S. Patent Nos. 8,404,703 and 8,569,325 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 5 mg and EQ 10 mg prasugrel hydrochloride oral tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Pursuant to our conversion of our Paragraph IV certification to a Paragraph III certification, the New Jersey District Court cases were dismissed on June 26 and August 21, respectively, and the cases in the Southern District of Indiana were dismissed on July 22, 2014.
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
On July 17, 2014, Glycyx Pharmaceuticals and Salix filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,197,341 and 8,497,256 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 1.1 g balsalazide disodium oral tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.
On August 6, 2014, Prometheus Labs filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,284,770 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.5 and 1.0 mg alosetron hydrochloride tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On August 19, 2014, Hospira filed a declaratory judgment complaint against the FDA in the U.S. District Court for the District of Maryland in view of the FDA’s approval of our ANDA for dexmedetomidine hydrochloride injection, concentrate (100 mcg/ml) vials pursuant to our submission and statement under section viii. On August 20, 2014, we moved to intervene in the case on the side of the FDA. On August 25, 2014, we filed a declaratory judgment complaint against Hospira in view of U.S. Patent No. 6,716,867 in the U.S. District Court for the District of New Jersey. On September 5, 2014, the Maryland Court ruled in favor of the FDA, Par, and joint intervenor Mylan on summary judgment. Hospira and its intervenor/co-complainant Sandoz appealed that judgment to the U.S. Court of Appeals for the Fourth Circuit that same day. On October 29, 2014, all parties stipulated jointly to a dismissal of all of the cases (Maryland, New Jersey, and the Fourth Circuit) pursuant to a settlement, the terms of which are confidential.
On October 10, 2014, Novartis Pharmaceuticals Corporation and Novartis AG filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,665,772; 6,004,973; and 6,455,518 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.25, 0.5, and 0.75 mg everolimus tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defense this action vigorously.
Under a Development and Supply Agreement between Pharmaceutics International, Inc. (“PII”) and Par Sterile Products, LLC (formerly JHP Pharmaceuticals, LLC), PII agreed to develop and manufacture, and Par Sterile Products agreed to market and sell, certain pharmaceutical products, including zoledronic acid, the generic version of Zometa® and Reclast®. Under the Agreement, the parties agreed to share equally all mutually agreed expenses and costs of Paragraph IV proceedings related to the product, including any costs and expenses related to any mutually agreed upon settlement. On February 20, 2013, Novartis Pharmaceuticals Corporation filed a lawsuit against PII, along with several other defendants, in the U.S. District Court for the District of New Jersey,

for filing ANDAs with Paragraph IV certifications seeking FDA approval of both zoledronic acid eq 4 mg base/5 ml vials and zoledronic acid eq 5 mg base/100 ml bottles. The complaint alleges, among other things, that the sale of generic versions of Reclast® and Zometa® would infringe one or more of US Patent Nos. 8,324,189; 7,932,241; and 8,052,987 and seeks (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. On March 1, 2013, the District Court denied Novartis’s request for a temporary restraining order against PII and the other defendants. On March 4, 2013, Par Sterile began distribution of PII’s generic Zometa® product and began distribution of the generic Reclast® product in December 2013. In September 2014, Novartis served a subpoena on Par Sterile seeking documents and testimony related to the lawsuit.
Industry Related Matters
We, along with numerous other pharmaceutical companies, have been named as a defendant in a state law qui tam  action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. On February 17, 2014, the Dane County Circuit Court for the State of Wisconsin dismissed the complaint. On June 12, 2014, the Dane County Circuit Court denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal in the state law qui tam action. The plaintiffs subsequently appealed the ruling, and on September 22, 2014, the Wisconsin Court of Appeals dismissed the plaintiffs’ appeal. As a result, all existing AWP cases involving the Company have been concluded.
The Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us.  The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted.  We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM.  The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza.  The complaint was unsealed on August 30, 2011.  The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud.  The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. We intend to vigorously defend these lawsuits.
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

The financial data for the two business segments are as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Par Pharmaceutical	$318,784	$249,818	$871,425	$737,733
Strativa	17,333	17,503	49,182	53,453
Total revenues	$336,117	$267,321	$920,607	$791,186

Gross margin:
Par Pharmaceutical	$129,845	$69,506	$297,374	$175,502
Strativa	10,980	11,885	31,276	36,233
Total gross margin	$140,825	$81,391	$328,650	$211,735

Operating loss:
Par Pharmaceutical	$(29,846)	$(18,352)	$(61,409)	$(19,169)
Strativa	(3,029)	(6,373)	(23,148)	(4,446)
Total operating loss	$(32,875)	$(24,725)	$(84,557)	$(23,615)
Interest income	2	14	16	70
Interest expense	(27,690)	(23,385)	(80,656)	(71,033)
Loss on debt extinguishment	—	—	(3,989)	(7,335)
Other Income	500	—	500	—
Benefit for income taxes	(22,425)	(18,797)	(64,762)	(36,077)
Net loss	$(37,638)	$(29,299)	$(103,924)	$(65,836)

Total revenues of our top selling products were as follows ($ amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$32,065	$54,952	$107,680	$150,382
Propafenone (Rythmol SR®)	18,858	19,423	55,235	53,919
Oxycodone (Oxycontin®)	18,334	—	18,334	—
Omega-3 acid ethyl esters (Lovaza®)	17,716	—	17,716	—
Bupropion ER (Wellbutrin®)	16,581	11,450	51,346	31,268
Divalproex (Depakote®)	10,849	26,343	46,765	20,116
Metoprolol succinate ER (Toprol-XL®)	9,312	12,277	35,525	45,206
Lamotrigine (Lamictal XR®)	8,789	11,079	29,185	41,725
Rizatriptan (Maxalt®)	3,760	5,283	7,555	42,296
Par Sterile Products	46,751	—	96,479	—
Other (1)	126,959	101,788	386,369	330,624
Other product related revenues (2)	8,810	7,223	19,236	22,197
Total Par Pharmaceutical Revenues	$318,784	$249,818	$871,425	$737,733

Strativa
Megace® ES	$7,712	$9,455	$23,644	$31,009
Nascobal® Nasal Spray	8,457	7,592	22,953	20,596
Other	(1)	(398)	(47)	(877)
Other product related revenues (2)	1,165	854	2,632	2,725
Total Strativa Revenues	$17,333	$17,503	$49,182	$53,453

(1)
The further detailing of revenues of the other approximately 85 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the nine-month periods ended September 30, 2014 and 2013.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 21 – Restructuring:
2014
Subsequent to the JHP Acquisition, we eliminated approximately 26 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in the first quarter of 2014.
($ amounts in thousands)

Restructuring Activities (JHP)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2014
Severance and employee benefits to be paid in cash	$1,146	$3,432	$(1,839)	$—	$—	$2,739
Total restructuring costs line item	$1,146	$3,432	$(1,839)	$—	$—	$2,739

2013
In January 2013, we initiated a restructuring of Strativa, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Strativa’s marketing of Megace® ES.  We reduced our Strativa workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Strativa sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. There were no remaining liabilities at September 30, 2014 on the condensed consolidated balance sheet.
($ amounts in thousands)

Restructuring Activities (Strativa)	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

Note 22 - Subsequent Event
During the fourth quarter of 2014, we entered into a definitive agreement to purchase a privately-held domestic corporation that is engaged in the business of researching, developing and manufacturing transdermal patches and thin film, slow dissolve film, coated/non-woven film and other coated pharmaceutical and consumer products, for approximately $27 million. The closing of the transaction is subject to customary closing conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of securities laws, including those concerning management's expectations with respect to future financial performance, trends and future events, particularly relating to sales of current products and the development, approval and introduction of new products.  To the extent that any statements made in this Quarterly Report contain information that is not historical, such statements should be considered forward-looking.  These statements are often, but not always, made using words such as “estimates,” “plans,” “projects,” “anticipates,” “continuing,” “ongoing,” “expects,” “intends,” “believes,” “forecasts” or similar words and phrases.  Such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond our control, which could cause actual results and outcomes to differ materially from those expressed in this Quarterly Report.  These forward-looking statements are based on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances and at the time such statements were made. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors (including the factors discussed under “Risk Factors” in our reports previously filed with the Securities and Exchange Commission and other reports we may make available from time to time) could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Caution should be taken with respect to such statements, and undue reliance should not be placed on any such forward-looking statements. Any forward-looking statements included in this Quarterly Report are made as of the date of this Quarterly Report only, and, we assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
To finance the Merger, the Sponsor arranged for an offering of $490,000 thousand in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding pre-Merger indebtedness and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1.4 billion senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at September 30, 2014. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
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

Recent Developments
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The legislation imposed an annual fee on companies in the pharmaceutical manufacturing sector for each calendar year beginning in 2011 and is payable no later than September 30 of the applicable calendar year. The fee is non-tax deductible and is allocated across the industry based on the company's relative market share of applicable sales to government programs. The total annual fee is allocated among all manufacturers using the ratio of (i) the covered entity’s prescription drug sales, as defined, during the sales year to (ii) the aggregate sales, as defined, for all covered entities during the same year. At the time this legislation was enacted, the accounting for the annual fees was generally recognized in the calendar year in which the entity became obligated to pay the fee (which was determined to be the year subsequent to when the sales were incurred). Additionally, Accounting Standards Update 2010-27 provided guidance that the fee should be accounted for as an operating expense and spread ratably over the year in which it comes due. On July 28, 2014, the Internal Revenue Service (IRS) issued final regulations that provided guidance on the annual fee imposed by the PPACA. The regulations include an example calculation of the pharmaceutical fee and other references, which differ in some respects from how companies believed the fee would be determined based on previous guidance from authoritative sources in 2011. The latest IRS regulations suggested that a company is liable for the fee based on sales in the current year, instead of the liability only being due upon the first qualifying sale of the following fee year. As a result of this change, generally accepted accounting practice changed to record the fee in the period in which the sales occur. Pharmaceutical manufacturers, like us, that have recorded expense in 2014 only for the fee associated with 2013 sales needed to record a catch-up adjustment in the quarter that included July 28, 2014 (our calendar Q3 2014). Our adjustment recognized a liability for the fee payable based on 2014 sales to date of approximately $0.5 million, after allocation to distribution agreement partners. Additional expense will need to be recorded as additional sales occur in 2014.
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “JHP Acquisition”). The consideration for the JHP Acquisition consisted of $487 million in cash, after finalization of certain customary working capital adjustments. The Company financed the JHP Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG. Among the primary reasons we acquired JHP and the factors that contributed to the preliminary recognition of goodwill were that the JHP Acquisition immediately expanded our presence into the rapidly growing market for injectables and other sterile products, such as ophthalmics. The result is a broader and more diversified product portfolio, and an expanded development pipeline. With its high-barrier-to-entry products, JHP represents a complement to our strategy and product line. JHP also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to our acquisition.
JHP operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the JHP Acquisition. We will continue to operate Par Sterile as a leading specialty pharmaceutical company developing and manufacturing sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which have been submitted for approval to the U.S. Food and Drug Administration at the time of the JHP Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Our Par Sterile manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products. Par Sterile is reported with Par Pharmaceutical (Generics Products Division) for financial reporting purposes.
Our recent achievements included significant product launches, such as amlodipine and valsartan tablets, digoxin, dexmethlphenidate, and fenofibric acid, execution of several business development agreements, and passing all FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
In July 2011, we received a notice letter from a generic pharmaceutical manufacturer, TWi Pharmaceuticals, Inc., advising that it has filed an ANDA with the FDA containing a Paragraph IV certification referencing Megace® ES, one of our two current brand products, and we subsequently received similar notices from two other generic manufacturers. We sued TWi on its challenge to U.S. Patent 7,101,576 held by our licensor, Alkermes Pharma Ireland Limited (Elan), which is the last-to-expire patent listed in the Orange Book for Megace® ES. On February 21, 2014, the U.S. District Court for the District of Maryland issued an opinion invalidating the ’576 patent on obviousness grounds. We are appealing the Court’s decision. TWi received final FDA approval of its ANDA on August 27, 2014. On August 12, 2014, we were granted a preliminary injunction against TWi's launch of its generic product. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of Megace® ES. For more information, see Note 19 - Commitments, Contingencies and Other Matters: Legal Proceedings.
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

Our largest generic products, in terms of revenue dollars (budesonide, propafenone, oxycodone, omega-3-acid ethyl esters oral capsules, and bupropion), accounted for approximately 31% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended September 30, 2014.
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
We began selling propafenone, the generic version of Rythmol® SR, in 2011.  We were awarded 180 days of marketing exclusivity for being the first to file an ANDA containing a Paragraph IV certification for this product.  We manufacture and distribute this product, and, as of September 30, 2014, we believe we were the single source generic supplier for this product.  The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
We sold oxycodone, the generic version of Oxycontin®, in September 2014 pursuant to a settlement agreement under which we receive a limited quantity of supply once annually over a four year period. We do not control the manufacturing of the product, and any disruption in supply at the future annual time periods over the next three years, could have a negative effect on our revenues and gross margins at those future dates.
We began selling omega-3-acid ethyl esters oral capsules, the generic version of Lovaza®, in July 2014. We are one of two competitors in this market. We do not control the manufacturing of the product, and any disruption in supply due to manufacturing or transportation issues, could have a negative effect on our revenues and gross margins. The market entry of any competition to this product will result in declines in sales volume and unit price, which would negatively impact our revenues and gross margins.
On November 17, 2011, we completed our acquisition of Anchen.  The Anchen assets we acquired included five marketed generic products, including bupropion ER (generic version of Wellbutrin XL®).  We have multiple competitors in these markets.

In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of September 30, 2014, we or our strategic partners had approximately 87 ANDAs pending with the FDA, which included approximately 34 first-to-file opportunities or potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

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
As of January 31, 2013, we reduced our Strativa workforce by approximately 70 people in anticipation of entering into a settlement agreement terminating the U.S. Department of Justice's investigation into Strativa's sales and marketing practices of Megace® ES. In connection with the settlement, the Company entered into a corporate integrity agreement with the Office of Inspector General of the U.S. Department of Health & Human Services. We expect the sales decline trend for Megace® ES experienced over the last few years to continue or accelerate due to any of an increasingly difficult reimbursement climate, the effects of the reduction of product detailing after January 31, 2013, and if and when generic competition enters this market.
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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Strativa Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended			Nine months ended
($ amounts in thousands)	September 30, 2014	September 30, 2013	$ Change	September 30, 2014	September 30, 2013	$ Change
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$32,065	$54,952	$(22,887)	$107,680	$150,382	$(42,702)
Propafenone (Rythmol SR®)	18,858	19,423	(565)	55,235	53,919	1,316
Oxycodone (Oxycontin®)	18,334	—	18,334	18,334	—	18,334
Omega-3 acid ethyl esters (Lovaza®)	17,716	—	17,716	17,716	—	17,716
Bupropion ER (Wellbutrin®)	16,581	11,450	5,131	51,346	31,268	20,078
Divalproex (Depakote®)	10,849	26,343	(15,494)	46,765	20,116	26,649
Metoprolol succinate ER (Toprol-XL®)	9,312	12,277	(2,965)	35,525	45,206	(9,681)
Lamotrigine (Lamictal XR®)	8,789	11,079	(2,290)	29,185	41,725	(12,540)
Rizatriptan (Maxalt®)	3,760	5,283	(1,523)	7,555	42,296	(34,741)
Par Sterile Products	46,751	—	46,751	96,479	—	96,479
Other	126,959	101,788	25,171	386,369	330,624	55,745
Other product related revenues	8,810	7,223	1,587	19,236	22,197	(2,961)
Total Par Pharmaceutical Revenues	$318,784	$249,818	$68,966	$871,425	$737,733	$133,692

Strativa
Megace® ES	$7,712	$9,455	$(1,743)	$23,644	$31,009	$(7,365)
Nascobal® Nasal Spray	8,457	7,592	865	22,953	20,596	2,357
Other	(1)	(398)	397	(47)	(877)	830
Other product related revenues	1,165	854	311	2,632	2,725	(93)
Total Strativa Revenues	$17,333	$17,503	$(170)	$49,182	$53,453	$(4,271)

	Three months ended
					Percentage of Total Revenues
($ amounts in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013

Revenues:
Par Pharmaceutical	$318,784	$249,818	$68,966	27.6%	94.8%	93.5%
Strativa	17,333	17,503	(170)	(1.0%)	5.2%	6.5%
Total revenues	$336,117	$267,321	$68,796	25.7%	100.0%	100.0%

	Nine months ended
					Percentage of Total Revenues
($ amounts in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013

Revenues:
Par Pharmaceutical	$871,425	$737,733	$133,692	18.1%	94.7%	93.2%
Strativa	49,182	53,453	(4,271)	(8.0%)	5.3%	6.8%
Total revenues	$920,607	$791,186	$129,421	16.4%	100.0%	100.0%

Par Pharmaceutical
Three Months Ended September 30, 2014 v. 2013
The increase in generic segment revenues for the three months ended September 30, 2014 as compared to the prior year period was primarily due to increases in revenues of:

•	Par Sterile products, which were acquired in our February 20, 2014 acquisition of JHP;

•	oxycodone, which we sold in September 2014 pursuant to a settlement agreement under which we receive a limited quantity of supply once annually over a four year period;

•	omega-3-acid ethyl esters oral capsules, which launched in July 2014; and

•	The net increase in "Other" is mainly driven by the launches of entecavir in September 2014, and clondine HCl ER in the fourth quarter of 2013.
The increases noted above for the three months ended September 30, 2014 were tempered by decreases in the revenues of:

•	budesonide, principally due to price declines resulting from competition; and

•	divalproex, principally due to both price and volume declines related to competition in this market.

Nine Months Ended September 30, 2014 v. 2013
The increase in generic segment revenues for the nine months ended September 30, 2014 as compared to the prior year period was primarily due to increases in revenues of:

•	Par Sterile products, which were acquired in our February 20, 2014 acquisition of JHP;

•
divalproex, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues and the non-recurrence of a large contractual gross-to-net price adjustment to a major customer that occurred in the prior year;

•	bupropion ER, which benefited from competitors that were not able to supply product to the market;

•	oxycodone, which we sold in September 2014 pursuant to a settlement agreement under which we receive a limited quantity of supply once annually over a four year period; and

•	omega-3-acid ethyl esters oral capsules, which launched in July 2014.

•
The net increase in "Other" is mainly driven by the launches of clonidine HCl ER and dexmethylphenidate in the fourth quarter of 2013, the first quarter 2014 launch of digoxin, and the September 2014 launch of entecavir. These increases were tempered by a revenue decline for modafinil as the result of competition, which had a negative impact on both price and volume.

The increases noted above for the nine months ended September 30, 2014 were tempered by decreases in the revenues of:

•	budesonide principally due to price declines resulting from competition;

•	rizatriptan, which we launched in January 2013 as the authorized generic, declined quickly after several competitors entered this market in July 2013; and

•	lamotrigine, which experienced a higher level of competition in 2014 as compared to 2013 when it launched.

Net sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total product revenues for the three and nine months ended September 30, 2014 and September 30, 2013. The significance of the percentage of our product revenues is primarily driven by the launches/acquisitions of products like entecavir, budesonide, propafenone, bupropion, divalproex, metoprolol succinate ER, clonidine HCI ER, and digoxin. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.
Strativa
Three Months Ended and Nine Months Ended September 30, 2014 v. 2013
The decrease in the Strativa segment revenues for the three and nine month periods ended September 30, 2014, as compared to the comparable periods in 2013 was primarily due to net sales declines of Megace® ES primarily as a result of decreased volume. These decreases were tempered by revenue growth for Nascobal® primarily due to increased volume.

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
 Our gross revenues for the nine month periods ended September 30, 2014 and 2013 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Nine months ended
($ amounts in thousands)	September 30, 2014	Percentage of Gross Revenues	September 30, 2013	Percentage of Gross Revenues
Gross revenues	$2,121,302		$1,672,970

Chargebacks	(604,469)	28.5%	(455,191)	27.2%
Rebates and incentive programs	(316,915)	14.9%	(197,119)	11.8%
Returns	(25,482)	1.2%	(31,709)	1.9%
Cash discounts and other	(194,098)	9.1%	(139,586)	8.3%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(59,731)	2.8%	(58,179)	3.5%
Total deductions	(1,200,695)	56.6%	(881,784)	52.7%

Total revenues	$920,607	43.4%	$791,186	47.3%

The total gross-to-net adjustments as a percentage of gross revenues increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to:

•
Chargebacks: the increase was primarily driven by customer mix as a result of shift in business from non-wholesalers to wholesalers in addition to a decrease in price for modafinil (higher volume and rate), tempered by the favorable impact of divalproex and bupropion ER price increases.

•
Rebates and incentive programs: the increase was primarily driven by higher divalproex (volume and rate) and bupropion ER (volume and rate), lamotrigine (rate), and budesonide (rate), as well as the impact of various wholesaler and retailer alliances.

•
Returns: the decrease in the rate was primarily driven by non-recurring increase to the rizatriptan returns reserve in the prior year following additional competition, coupled with decrease in fluvoxamine reserve and lower than expected returns for other products, primarily metoprolol and Megace® ES.

•
Cash discounts and other: the increase in rate was primarily due to customer mix, including the impact of various wholesaler and retailer alliances coupled with pricing adjustments for products that had competitive changes in their respective markets, primarily bupropion (price protection as result of price increase effective in June 2014), lamotrigine and metoprolol, partially offset by impact of prior year price protection related to a divalproex and cholestyramine price increase.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease as a percentage of gross revenues primarily due to a reduction in the Medicaid accrual based upon additional available information related to Managed Medicaid utilization in California, coupled with lower amounts due under certain U.S. Government and state pricing programs (e.g., TriCare and Medicaid) due to lower utilization of our subject drugs (e.g., modafinil, Megace® ES, Nascobal®, and rizatriptan).

The following tables summarize the activity for the nine months ended September 30, 2014 and September 30, 2013 in the accounts affected by the estimated provisions described above ($ amounts in thousands):

	Nine months ended September 30, 2014
Accounts receivable reserves	Par beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(6,296)	$(607,097)	$2,628	(1)	$599,190	$(60,341)
Rebates and incentive programs	(75,321)	(5,489)	(316,915)	—		290,280	(107,445)
Returns	(78,181)	(4,820)	(25,482)	—		20,763	(87,720)
Cash discounts and other	(37,793)	(1,792)	(192,650)	(1,448)	(3)	174,329	(59,354)
Total	$(240,061)	$(18,397)	$(1,142,144)	$1,180		$1,084,562	$(314,860)

Accrued liabilities (2)	$(35,829)	$(382)	$(62,536)	$2,804	(4)	$53,865	$(42,078)

	Nine months ended September 30, 2013
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(455,191)	$—	(1)	$448,140	$(48,721)
Rebates and incentive programs	(59,426)	(197,693)	574		189,917	(66,628)
Returns	(68,062)	(31,709)	—		22,371	(77,400)
Cash discounts and other	(26,544)	(139,855)	269		134,119	(32,011)
Total	$(195,702)	$(824,448)	$843		$794,547	$(224,760)

Accrued liabilities (2)	$(42,162)	$(61,745)	$3,566	(4)	$50,425	$(49,916)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable. During the three months ended September 30, 2014, the Company settled a dispute with a customer resulting in a recovery payment of $3.6 million of which $2.6 million pertained to prior year transactions.

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

Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	September 30, 2014	September 30, 2013
Gross margin:
Par Pharmaceutical	$129,845	$69,506	$60,339	40.7%	27.8%
Strativa	10,980	11,885	(905)	63.3%	67.9%
Total gross margin	$140,825	$81,391	$59,434	41.9%	30.4%

	Nine months ended
				Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	September 30, 2014	September 30, 2013
Gross margin:
Par Pharmaceutical	$297,374	$175,502	$121,872	34.1%	23.8%
Strativa	31,276	36,233	(4,957)	63.6%	67.8%
Total gross margin	$328,650	$211,735	$116,915	35.7%	26.8%

The increase in Par Pharmaceutical gross margin dollars for the three months ended September 30, 2014 as compared to the prior year period was primarily due to gross margin dollars from Par Sterile Products, which products were acquired in our acquisition of JHP as of February 20, 2014; coupled with lower amortization expense related to intangible assets associated with certain products nearing the end of their product lives as compared to the prior period, and asset impairments recorded subsequent to the prior year period; and the launches of oxycodone and omega-3-acid ethyl esters oral capsules in the third quarter of 2014 and clonidine HCl ER in the fourth quarter of 2013. These increases were tempered by the revenue and associated gross margin dollar declines of divalproex and budesonide.
The increase in Par Pharmaceutical gross margin dollars for the nine months ended September 30, 2014 as compared to the prior year period was primarily due to gross margin dollars from Par Sterile Products, which products were acquired in our acquisition of JHP as of February 20, 2014; coupled with higher divalproex gross margin dollars, which benefited from a competitor exiting market in June 2013 and the non-recurrence of a large contractual price adjustment to a major customer that occurred in the prior year; the launches of oxycodone and omega-3-acid ethyl esters oral capsules in the third quarter of 2014; and the launches of clonidine HCl ER and dexmethylphenidate in the fourth quarter of 2013; and bupropion ER which, benefited from competitors that were not able to supply product to the market. These increases were tempered by the revenue and associated gross margin dollar declines of modafinil, lamotrigine, and budesonide.
Strativa gross margin dollars decreased for the three and nine months ended September 30, 2014 as compared to the prior year periods, primarily due to the revenue decline of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013
Research and development:
Par Pharmaceutical	$26,290	$26,762	$(472)	(1.8)%	8.2%	10.7%
Strativa	191	484	(293)	(60.5)%	1.1%	2.8%
Total research and development	$26,481	$27,246	$(765)	(2.8)%	7.9%	10.2%

Par Pharmaceutical:
The decrease in Par Pharmaceutical research and development expense for the three months ended September 30, 2014 was driven by:

•	$3.1 million decrease in biostudy, clinical trial and material costs related to ongoing internal development of generic products;

•	$0.5 million decrease in outside development costs driven by lower payments related to existing development agreements, tempered by

•	$2.7 million of higher employment related and other costs as the result of the JHP Acquisition;

Strativa:
Strativa research and development principally reflects FDA filing fees for the three months ended September 30, 2014 and September 30, 2013.

	Nine months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013
Research and development:
Par Pharmaceutical	$88,844	$72,211	$16,633	23.0%	10.2%	9.8%
Strativa	692	1,071	(379)	(35.4)%	1.4%	2.0%
Total research and development	$89,536	$73,282	$16,254	22.2%	9.7%	9.3%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the nine months ended September 30, 2014 was driven by:

•	$6.1 million of higher employment related and other costs due to JHP Acquisition;

•	$5.0 million increase in outside development costs primarily driven by payment related to one new agreement partially offset by lower payments for existing development agreements;

•	$2.5 million of higher expense for consulting and advisory services related to Par Sterile Products and JHP Acquisition;

•	$2.0 million in incremental user fees due to 26 filings; and

•	$0.3 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products.
Strativa:
Strativa research and development principally reflects FDA filing fees for the nine months ended September 30, 2014 and September 30, 2013.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013
Selling, general and administrative:
Par Pharmaceutical	$31,236	$29,507	$1,729	5.9%	9.8%	11.8%
Strativa	10,803	9,883	920	9.3%	62.3%	56.5%
Total selling, general and administrative	$42,039	$39,390	$2,649	6.7%	12.5%	14.7%

The net increase in selling, general and administrative expenditures for the three months ended September 30, 2014 principally reflects:

•	$6.9 million of higher employment related costs and other costs due to JHP Acquisition, combined with higher accrued bonus;

•	$1.2 million of higher expense for consulting and advisory services related to acquisitions and other business development activities; tempered by

•
$6.3 million of lower legal expenses primarily due to decreased ANDA litigation related activities due to settlements subsequent to the prior year period and decreased corporate related activities for other matters.

	Nine months ended
					Percentage of Total Revenues
($ in thousands)	September 30, 2014	September 30, 2013	$ Change	% Change	September 30, 2014	September 30, 2013
Selling, general and administrative:
Par Pharmaceutical	$102,466	$87,012	$15,454	17.8%	11.8%	11.8%
Strativa	34,392	29,994	4,398	14.7%	69.9%	56.1%
Total selling, general and administrative	$136,858	$117,006	$19,852	17.0%	14.9%	14.8%

The net increase in selling, general and administrative expenditures for the nine months ended September 30, 2014 principally reflects:

•	$10.3 million of higher employment related costs due to JHP Acquisition, combined with higher accrued bonus;

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million;

•	$5.2 million of higher expense for consulting and advisory services related to acquisitions and other business development activities; tempered by

•	$3.9 million of lower legal expenses primarily due to decreased corporate related activities.

Intangible Assets Impairment

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Intangible asset impairment	$11,466	$39,480	$89,086	$39,946
During the nine months ended September 30, 2014, we recorded intangible asset impairments totaling $89,086 thousand related to an adjustment to the forecasted operating results for eight Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract reaching its termination date with the partner and inclusive of a partially impaired IPR&D project from the JHP Acquisition due to an adverse court ruling pertaining to related patent litigation. During the nine months ended September 30, 2013, we recorded intangible asset impairments totaling $39,946 thousand related to an adjustment to the forecasted operating results of five Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, as well as ceased selling one product that had been acquired with the divested products from the Watson/Actavis Merger.

Settlements and Loss Contingencies, net

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Settlements and Loss Contingencies, net	$90,107	$—	$90,107	$3,300
During the three months ended September 30, 2014, we recorded an incremental provision of $91 million related to the settlement of omeprazole litigation for $100 million. During the three months ended September 30, 2014, we also received an arbitration award of approximately $0.9 million from a former partner related to a discontinued project. During the nine month period ended September 30, 2013, we recorded an incremental provision of $3.3 million related to AWP litigation claims.

Restructuring costs

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Restructuring costs	$565	$—	$4,578	$1,816

2014
Subsequent to the JHP Acquisition, we eliminated approximately 26 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in 2014.
($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2014
Severance and employee benefits to be paid in cash	$1,146	$3,432	$(1,839)	$—	$—	$2,739
Total restructuring costs line item	$1,146	$3,432	$(1,839)	$—	$—	$2,739

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

($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at September 30, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

Loss on Sale of Product Rights

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Loss on sale of product rights	$(3,042)	$—	$(3,042)	$—
During the three months ended September 30, 2014, we recorded a net provision of $3.0 million, related to sale of three ANDAs for approximately $0.8 million that had an associated book value of approximately $3.8 million, which was previously reflected as intangible assets on the condensed consolidated balance sheet.
The agreement related to the sale of the three ANDAs, during the three months ended September 30, 2014, contains terms that specify future potential payments totaling $5.6 million related to the achievement by the buyer of certain regulatory approvals and product launches.

Operating Loss

	Three months ended
($ in thousands)	September 30, 2014	September 30, 2013	$ Change
Operating loss:
Par Pharmaceutical	$(29,846)	$(18,352)	$(11,494)
Strativa	(3,029)	(6,373)	3,344
Total operating loss	$(32,875)	$(24,725)	$(8,150)

For the three months ended September 30, 2014, the increase in our operating loss as compared to prior year was primarily due to the $100 million settlement of the omeprazole litigation coupled with intangible asset impairments, additional selling, general and administrative expenditures related to the JHP Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the third quarter of 2013.

	Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	$ Change
Operating loss:
Par Pharmaceutical	$(61,409)	$(19,169)	$(42,240)
Strativa	(23,148)	(4,446)	(18,702)
Total operating loss	$(84,557)	$(23,615)	$(60,942)

For the nine months ended September 30, 2014, the increase in our operating loss as compared to prior year was primarily due to the $100 million settlement of the omeprazole litigation coupled with intangible asset impairments, additional research and development expense for payments related to existing product development agreements and additional selling, general and administrative expenditures related to the JHP Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the third quarter of 2013.

Interest Income

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Interest income	$2	$14	$16	$70

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Interest expense	$(27,690)	$(23,385)	$(80,656)	$(71,033)

Interest expense for the three and nine month periods ended September 30, 2014 and September 30, 2013 was principally comprised of interest related to the Notes and the Senior Credit Facilities. See "Financing" below for further details on the Senior Credit Facilities and the Notes.

Loss on Debt Extinguishment

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Loss on debt extinguishment	$—	$—	$(3,989)	$(7,335)

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

During the nine months ended September 30, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Other Income, net

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Other income, net	$500	$—	$500	$—

During the three months ended September 30, 2014, we received a contractual reimbursement payment from a former partner related to the withdrawals of two ANDAs.

Income Taxes

	Three months ended		Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Benefit for income taxes	$(22,425)	$(18,797)	$(64,762)	$(36,077)
Effective tax rate	37%	39%	38%	35%

The income tax benefit was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 14 - “Income Taxes”).

The effective tax rate for the three months ended September 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to the release of certain tax reserves in settlement of an audit offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective tax rate for the three months ended September 30, 2013 reflects benefits for deductions specific to U.S. domestic manufacturing companies and our R&D credit partially offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
The effective tax rate for the nine months ended September 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies, a benefit related to determination of deductibility of certain settled AWP litigation, and benefits related to the release of certain tax reserves in the settlement of certain audits offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective tax rate for the nine months ended September 30, 2013 reflects our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act, offset by benefits for deductions specific to U.S. domestic manufacturing companies.

FINANCIAL CONDITION
Liquidity and Capital Resources

	Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013

Cash and cash equivalents at beginning of period	$130,080	$36,794
Net cash (used in) provided by operating activities	(10,193)	79,586
Net cash used in investing activities	(503,385)	(7,476)
Net cash provided by (used in) financing activities	492,175	(4,985)
Net (decrease) increase in cash and cash equivalents	$(21,403)	$67,125
Cash and cash equivalents at end of period	$108,677	$103,919
Cash used in operations for the nine months ended September 30, 2014, primarily reflects the payment of the $100 million settlement of the omeprazole litigation tempered by gross margin dollars (excluding amortization) generated from revenues.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by the JHP Acquisition plus capital expenditures.
Cash provided by financing activities in the nine month period ended September 30, 2014 primarily represented new debt borrowings under our Senior Credit Facilities plus a capital contribution from Holdings less debt principal payments to reprice our Senior Credit Facilities coupled with other debt principal payments.
Our working capital, current assets minus current liabilities, of $303 million at September 30, 2014 increased approximately $96 million from $207 million at December 31, 2013, which primarily reflects the cash generated by operations coupled with increases in other working capital items. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.16x at September 30, 2014 compared to 1.80x at December 31, 2013.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Nine months ended
($ in thousands)	September 30, 2014	September 30, 2013

Cash received from customers, royalties and other	$1,001,017	$838,189
Cash paid to distribution partners	(216,438)	(234,011)
Cash paid for inventory	(203,124)	(181,083)
Cash paid to employees	(92,559)	(60,552)
Payment to Department of Justice	—	(46,071)
Payment related to AWP settlement	(32,350)	(7,200)
Payment related to omeprazole settlement	(100,000)	—
Cash paid to all other suppliers and third parties	(261,576)	(161,564)
Interest (paid) received, net	(63,031)	(55,119)
Income taxes (paid) received, net	(42,132)	(13,003)
Net cash (used in) provided by operating activities	$(10,193)	$79,586

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The decrease in net cash related to operating activities for the nine months ended September 30, 2014 as compared to 2013 resulted primarily from the $100 million settlement of the omeprazole litigation tempered by the non-recurrence of the payment related to our settlement with the U.S. Department of Justice that terminated the Department's investigation into Strativa's marketing of Megace® ES, coupled with gross margins associated with divalproex and other products launched or acquired subsequent to the third quarter of 2013. Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our brand product expenditures will result in the successful development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of September 30, 2014.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	Approximately $490 million in first quarter of 2014 for our acquisition of JHP Group Holdings, the parent company of JHP Pharmaceuticals.

•	$100 million settlement of the omeprazole litigation in the third quarter of 2014.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40 million annually. As of September 30, 2014, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $12 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	Capital expenditures of approximately $37 million are planned for 2014.

•
Potential liabilities related to the outcomes of litigation, such as the AWP matters, or the outcomes of investigations by federal authorities, such as the U.S. Department of Justice.  In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

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

•
Normal course payables due to distribution agreement partners of approximately $55 million as of September 30, 2014 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $55 million during the first two months of the fourth quarter of 2014. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Contractual Obligations as of September 30, 2014
The dollar values of our material contractual obligations and commercial commitments as of September 30, 2014 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2015 to	2017 to	2019 and
Obligation	Obligations	2014	2016	2018	thereafter	Other
Operating leases	$33,043	$1,617	$10,719	$6,655	$14,052	$—
Senior credit facilities	1,439,462	3,626	29,006	29,006	1,377,824	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	541,822	34,273	199,478	194,112	113,959	—
Fees related to credit facilities	3,190	219	1,750	971	250	—
Purchase obligations (1)	155,299	155,299	—	—	—	—
Tax liabilities (2)	15,995	—	—	—	—	15,995
TPG Management fee (3)	24,928	928	8,000	8,000	8,000	—
Severance payments	966	534	432	—	—	—
Other	418	418	—	—	—	—
Total obligations	$2,705,123	$196,914	$249,385	$238,744	$2,004,085	$15,995

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10, "Income Taxes" represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of September 30, 2014, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Available for sale debt securities
The primary objectives for our investment portfolio are liquidity and safety of principal. Investments are made with the intention to achieve the best available rate of return on traditionally low risk investments.  We do not buy and sell securities for trading purposes.  Our investment policy limits investments to certain types of instruments issued by institutions with investment-grade credit ratings, the U.S. government and U.S. governmental agencies.  At September 30, 2014, we had no investments in marketable debt securities. When we have investments in marketable debt securities, we are subject to market risk primarily from changes in the fair values of our investments in debt securities including governmental agency and municipal securities, and corporate bonds.  These instruments are generally classified as available for sale securities for financial reporting purposes.  A ten percent increase in interest rates on September 30, 2014 would not have any impact on the fair value of our investments in available for sale debt securities as of that date, since we had none.  Additional investments are made in overnight deposits and money market funds. These instruments are classified as cash and cash equivalents for financial reporting purposes, which generally have lower interest rate risk relative to investments in debt securities and changes in interest rates generally have little or no impact on their fair values.  For cash and cash equivalents, a ten percent decrease in interest rates would decrease the interest income we earned by less than $0.1 million on an annual basis.
The following table summarizes the carrying value of available for sale securities that subject us to market risk at September 30, 2014 and December 31, 2013 ($ amounts in thousands):

	September 30, 2014	December 31, 2013
Corporate bonds	$—	$3,541

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

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at September 30, 2014 and December 31, 2013 ($ amounts in thousands):

	September 30, 2014	December 31, 2013
Senior credit facilities:
Senior secured term loan	$1,439,462	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,929,462	1,545,340
Less unamortized debt discount to senior secured term loan	(7,656)	(7,821)
Less current portion	(14,503)	(21,462)
Long-term debt	$1,907,303	$1,516,057

Debt Maturities as of September 30, 2014

($ amounts in thousands)

Debt Maturities as of September 30, 2014	($ amounts in thousands)
Remainder of 2014	$3,626
2015	14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,824
2020	490,000
Total debt at September 30, 2014	$1,929,462

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of September 30, 2014.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

Date:  November 12, 2014
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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive loss, (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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