Form 10-K
period 2014-12-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2015-03-13
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
Commission File Number: 1-10827

PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Ram Ridge Road, Chestnut Ridge, NY	10977
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (845) 573-5500

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

Number of shares of the Registrant’s common stock outstanding as of March 12, 2015:  100.

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
USE OF TRADEMARKS
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. For example, our names and logos are protected. Some of the trademarks we own or have the right to use include “Par,” “Par Pharmaceutical,” “Par Pharmaceutical Companies, Inc.,” “Par Formulations,” “Nascobal,” “Megace,” “Vasostrict,” “Adrenalin,” and “Aplisol.” We have applied for trademarks of “Par Specialty Pharmaceuticals” and “Par Sterile Products.” We will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

ITEM 1. Business
Unless the context otherwise requires, the terms "we," "our company," "the Company," "us," "our" and the like refer to Par Pharmaceutical Companies, Inc. and its consolidated subsidiaries.

GENERAL and RECENT DEVELOPMENTS

We were acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly owned subsidiary of Par Pharmaceutical Holdings, Inc. (“Holdings” and formerly known as Sky Growth Holdings Corporation). Holdings was formed by investment funds affiliated with TPG Capital, L.P. ("TPG" and, together with certain affiliated entities, collectively, the “Sponsor”). Holdings is owned by affiliates of the Sponsor and members of management. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Acquisition”). Subsequent to the Acquisition, we became an indirect, wholly owned subsidiary of Holdings. Prior to the Acquisition, we had operated as a public company with our common stock traded on the New York Stock Exchange.
Par Pharmaceutical Companies, Inc., incorporated in 1978 as Par Pharmaceutical, Inc., is a Delaware holding company that, principally through its wholly owned operating subsidiary, Par Pharmaceutical, Inc., specializes in developing, licensing, manufacturing, marketing and distributing generic drugs in the United States.  We have a generics portfolio of approximately 95 products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids (tablets, orally disintegrating tablets, capsules and powders), injectables, nasal sprays, ophthalmics and transdermal patches. Our focus is on high-barrier-to-entry products that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. These products often see limited competition and tend to be more profitable than commoditized generic drugs. We have an integrated team-based approach to product development that combines our formulation, regulatory, legal, manufacturing and commercial capabilities. As of December 31, 2014, we had over 200 products in our pipeline, which included 115 Abbreviated New Drug Applications (“ANDA” or "ANDAs") pending with the FDA, including 32 potential first-to-file and six potential first-to-market opportunities. We operate as two business segments: Par Pharmaceutical (or “Par”), which includes both generic products marketed under Par Pharmaceutical and sterile products marketed under Par Sterile Products, LLC (“Par Sterile Products” or “Par Sterile”); and Par Specialty Pharmaceuticals (“Par Specialty” and formerly known as Strativa Pharmaceuticals), which markets two branded products.
Our principal executive offices are located at One Ram Ridge Road, Chestnut Ridge, NY 10977, and our telephone number is (845) 573-5500.  Additional information concerning our company can be found on our website at www.parpharm.com, including our Code of Conduct.  Our Code of Conduct applies to all of our directors, officers, employees and representatives.  Amendments to our

Code of Conduct and any grant of a waiver from a provision of the Code requiring disclosure under applicable SEC rules will be disclosed on our website.  Any of these materials may also be requested in print by writing to Par Pharmaceutical Companies, Inc., Attention: Barry J. Gilman, Deputy General Counsel and Secretary, at One Ram Ridge Road, Chestnut Ridge, NY 10977.
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

Par Pharmaceutical

Par Pharmaceutical includes generic products marketed under Par Pharmaceutical and sterile products marketed under Par Sterile. The focus of Par Pharmaceutical is to develop, license, manufacture, market and distribute generic prescription drugs in an extensive range of dosage forms and delivery systems, including immediate-release oral solids and alternate dosage forms such as extended-release oral solids, injectables, topicals, nasal sprays, ophthalmics, films and transdermal patches. We sell our products primarily in the United States. As the percentage of branded pharmaceuticals that are expected to lose patent protection increasingly shifts towards alternate dosage forms (dosage forms other than immediate-release oral solid dose), we have made investments in our development capabilities and technologies which better position us to take advantage of this change. On February 20, 2014, we completed our acquisition of Par Sterile, which expanded our capability and presence into the rapidly growing sterile drug market, including injectable products and ophthalmics. Par Pharmaceutical’s products are primarily sold through wholesalers, retailers and mail order pharmacies. Par Sterile’s products are primarily sold through wholesalers, often via an arrangement with a group purchasing organization, prior to being dispensed at hospitals or directly administered by physicians.
Our approach to product development is to target high-barrier-to-entry, first-to-file or first-to-market generic product opportunities. A “first-to-file” product refers to an ANDA that is the first ANDA filed containing a Paragraph IV patent challenge to the corresponding branded product, which offers the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in litigating the patent challenge. A “first-to-market” product refers to a product that is the first marketed generic equivalent of a branded product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a branded product that is difficult to formulate or manufacture. Our potential first-to-file and first-to-market opportunities account for approximately 33% of our pipeline of 115 ANDAs. In addition, we plan to continue acquiring assets from and/or entering into partnership arrangements with companies that can deliver similar product opportunities.
Over the past two years, we introduced generic versions of several major pharmaceutical products, including Exforge®, Lovaza®, Precedex®, Lamictal® XR, Luvox CR® and Focalin XR®.
Within our generic products division, we also market “authorized generics,” which are generic versions of brand drugs licensed to us by brand drug companies. Authorized generics do not face any regulatory barriers to introduction and may be sold during (and after) the statutory exclusivity period granted to the first-to-file generic equivalent to the brand product. In 2014, we introduced three authorized generics; entecavir (Baraclude®) licensed from Bristol-Myers Squibb Company, budesonide nasal spray (Rhinocort Aqua®) licensed from AstraZeneca and digoxin (Lanoxin®) licensed from Covis Pharma S.à.r.l.  As of December 31, 2014, we also marketed authorized generic versions of budesonide capsules (Entocort EC®), metoprolol succinate ER (Toprol-XL®) and candesartan cilexetil (Atacand®) licensed from AstraZeneca.

Par Specialty Pharmaceuticals
Par Specialty Pharmaceuticals is focused on the marketing and distribution of two branded prescription products, Nascobal® (cyanocobalamin, USP) Nasal Spray (“Nascobal”), and Megace® ES. Nascobal® is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients in a once-weekly intranasal administration, which may be preferable to periodic subcutaneous or intramuscular injections. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS.
Branded products usually benefit from patent protection, which can reduce competition and provide market exclusivity for the products. This exclusivity generally allows a branded product to remain profitable for a relatively longer period of time as compared to generic products. Par Specialty’s products are marketed in the United States by our brand sales force, which communicates the therapeutic and health benefits of our products to healthcare providers and managed care organizations. In the near term we plan to continue to invest in the marketing and sales of Nascobal® Nasal Spray. In addition, we plan to continue to consider new strategic licenses and product acquisitions to expand our branded product portfolio for the longer term.

Nascobal® has one Orange Book patent running through March 2024 and two running through June 2024. Since January 31, 2013, our brand field sales force of approximately 60 people began focusing the majority of their detailing efforts on Nascobal® Nasal Spray, as explained below.
Megace® ES historically provided us with a relatively consistent revenue stream, which has declined and, we expect, will further decline over time due to the effects of our reduced product detailing and an increasingly difficult reimbursement climate. Further, in 2011 we sued a generic pharmaceutical manufacturer that filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES on grounds of patent infringement, and we sued a second Paragraph IV filer in 2013. On February 21, 2014, the District Court issued a decision in favor of the first generic filer, finding all asserted patent claims invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. The first generic filer has received final FDA approval of its ANDA and announced its intent to launch its generic product. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond. On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of the product. For more information, please see Note 19 - Commitments, Contingencies and Other Matters: Legal Proceedings.
In January 2013, we initiated a restructuring of Par Specialty in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the investigation by the U.S. Department of Justice ("DOJ") into Par Specialty’s marketing of Megace® ES. We reduced our Par Specialty workforce by approximately 70 people, with the majority of the reductions in the sales force. On March 5, 2013, we entered into the settlement agreement with the DOJ. The settlement agreement provided for a payment by the Company of an aggregate amount of approximately $45 million (plus interest and fees) and included a plea agreement with the New Jersey Criminal Division of the DOJ in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the DOJ, a state settlement encompassing 49 states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation. Additionally, we entered into a corporate integrity agreement (“CIA”) with the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”). In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the federal government. The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization. Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.

Recent Acquisitions
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc. and its subsidiaries, including JHP Pharmaceuticals, LLC (now known as Par Sterile Products, LLC), a leading specialty pharmaceutical company that develops, manufactures and markets sterile injectable products, for $490 million, subject to certain customary post-closing adjustments. Par Sterile Products focuses on the U.S. sterile injectable drug market, manufactures and sells branded and generic aseptic injectable pharmaceuticals in hospital and clinical settings, and provides contract manufacturing services for global pharmaceutical companies. Par Sterile Products’ sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products. We funded this transaction and associated expenses with debt financing, which is subject to customary conditions, and an equity commitment from certain investment funds associated with TPG Capital.
On November 1, 2013, Par Formulations entered into a definitive agreement (the “Nuray I Purchase Agreement”) with Nuray Chemicals Private Limited, a privately-held company based in Chennai, Tamil Nadu, India (“Nuray”), to purchase Nuray’s API development and manufacturing business located in Chengalput MGR District, Tamil Nadu, India (“Nuray I ”) for up to $19 million in cash and contingent payments. In August 2014, prior to closing the Nuray I Purchase Agreement, Par Formulations began to evaluate the acquisition of Nuray’s API development and manufacturing business located in Alathur Karchipuram District, Tamil Nadu, India (“Nuray II”). On December 23, 2014, Par Formulations entered into a definitive agreement (the “Nuray II Purchase Agreement”) with Nuray to purchase Nuray II for up to $20 million in cash and contingent payments. The Nuray I Purchase Agreement terminated upon the execution of the Nuray II Purchase Agreement. The closing of the Nuray II acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The operating results of Nuray II will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We will fund the purchase from cash on hand.
On February 17, 2012, we completed our acquisition of Par Formulations Private Limited (“Par Formulations” and formerly Edict Pharmaceuticals Private Limited), a Chennai, India-based developer and manufacturer of generic pharmaceuticals, for approximately $37 million. The acquired assets included numerous in-process research and development products, a pipeline of 11 pending ANDAs, including one confirmed first-to-file, and a facility with manufacturing capabilities and research and development capabilities located in India. The addition of Par Formulations broadens our research and development capabilities.
On November 17, 2011, we completed our acquisition of Anchen Incorporated and its subsidiary Anchen Pharmaceuticals, Inc. (collectively, “Anchen”), a privately held generic pharmaceutical company, for $413 million. The Anchen assets acquired included five marketed generic products, a number of in-process research and development products, which included a pipeline of 29 pending ANDAs, including five confirmed first-to-file, and leased facilities with manufacturing capabilities and research and development capabilities located in California. Anchen enhanced our modified release and research and development capabilities. Equally important, Anchen also has provided us manufacturing flexibility through its established commercial infrastructure. In 2013, we successfully introduced three of these products, including the generic versions of Luvox CR®, Trilipix® and Kapvay®.

OUR INDUSTRY
Prescription pharmaceutical products in the U.S. market are sold either as branded or generic products. Generic drugs are the pharmaceutical and therapeutic equivalents of branded products and are usually marketed under their generic (chemical) names rather than by brand names. Typically, a generic drug may not be marketed until the expiration of applicable patent(s) on the corresponding branded product, unless a resolution of patent litigation results in an earlier opportunity to enter the market. Generic drugs are the same as branded products in dosage form, safety, efficacy, route of administration, quality, performance characteristics and intended use, but they are sold generally at prices below those of the corresponding branded products. Generic drugs provide a cost-effective alternative for consumers, while maintaining the same high quality, efficacy, safety profile, purity and stability of the branded product. An ANDA is required to be filed and approved by the FDA in order to manufacture a generic drug for sale in the United States. The time required to obtain FDA approval of ANDAs is on average approximately 42 months after initial filing. The aggregate number of ANDAs submitted to the FDA in 2014 was 1,221. There have been recent changes in FDA submission requirements and we believe that those companies that are able to prepare high quality submissions are comparatively advantaged.
According to IMS Health, generic pharmaceuticals account for approximately 86% of all prescriptions dispensed as of January 2014. According to EvaluatePharma, the worldwide generics market was estimated to be worth $74 billion in sales in 2014 and is expected to grow an average rate of approximately 6.3% per year over the next six years.

PRODUCT INFORMATION
We distribute numerous drugs across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids (tablets, orally disintegrating tablets, capsules and powders), injectables, nasal sprays, ophthalmics, and transdermal patches. We have a generics portfolio of approximately 95 products across an extensive range of dosage forms and delivery systems. In addition to our current products, our pipeline consists of new products that will further expand and diversify our portfolio. We believe our broad suite of products has allowed us to increase our market presence and develop long term relationships with customers. In recent years, we introduced products across dosage forms such as generic versions of Actiq® (transmucosal lozenge), Entocort® EC (capsule), Precedex® (injectable), and Maxalt-MLT® (ODT), as well as Adrenalin® (injectable), which is marketed by Par Sterile as a branded pharmaceutical product.
We hold the ANDAs and New Drug Applications ("NDA" or "NDAs") for the drugs that we manufacture, including our branded products Megace® ES and Nascobal®. We seek to introduce new products through our research and development program, and through distribution and other agreements, including licensing of generic, branded, and authorized generic products, with pharmaceutical companies located in various parts of the world. As such, we have pursued and continue to pursue arrangements and relationships that share development costs and generate profits from jointly-developed products.
We detail our more significant revenue producing products in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in our Notes to Consolidated Financial Statements elsewhere in this Annual Report on Form 10-K.
Our generic products cover a wide range of therapeutic categories. We do not specialize in or concentrate on any therapeutic categories; instead, our strategy focuses on high-barrier-to-entry, first-to-file or first-to-market opportunities. By specializing in high barrier-to-entry products that are either difficult to manufacture or require complex legal challenges, we seek to market products that have limited competition where we can maintain market exclusivity or two or fewer competitors for extended periods. As a result, more than half of our generic adjusted gross profit in 2014 was garnered from products that are either exclusive or have two or fewer competitors, which we believe leads to more sustainable market share and profitability for our product portfolio. In recent years, we have introduced generic versions of several major pharmaceuticals with high barriers to entry such as Lovaza® (complex and difficult-to-source API), Precedex® (unique dosage form), Luvox CR® (controlled-release product) and Focalin XR® (controlled substance).
In addition, we have a track record of partnership with several large brand pharmaceutical companies as an authorized generics partner, which we believe is a result of our broad distribution network and strong trade presence. We also believe we are a partner of choice to large generic companies for product divestitures that arise as a result of industry consolidation, and for smaller development organizations looking for a partner that has deep experience with product development, patent litigation strategy and a strong market presence. Recent examples include our introduction of authorized generic versions as noted above, our November 2012 acquisition of a mix of marketed products, ANDAs awaiting FDA approval and one late-stage development product in connection with Watson Pharmaceuticals’ acquisition of Actavis Group, and our partnership with Glenmark Pharmaceuticals Ltd. for the right to distribute generic Zetia®.

RESEARCH AND DEVELOPMENT

Par Pharmaceutical
We have invested significant resources and focus on our Par Pharmaceutical division to expand our technology capabilities to develop a range of products in-house, including immediate-release oral solids and alternate dosage forms such as extended-release oral solids, injectables, topicals, nasal sprays, ophthalmics, films and transdermal patches. As of December 31, 2014, our pipeline included over 200 products, 115 of which are pending at the FDA, including 32 potential first-to-file and six potential first-to-market opportunities, and approximately 100 more products in development.
Our research and development activities for generic products consist principally of (i) identifying and conducting patent and market research on branded drugs for which patent protection has expired or is expected to expire in the near future, (ii) identifying and conducting patent and market research on branded drugs for which we believe the patents are invalid or for which we believe we can develop a non-infringing formulation, (iii) researching and developing new product formulations based upon such drugs and (iv) introducing technology to improve production efficiency and enhance product quality. The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed, regardless of the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or other reasons.
The research and development of our generic pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years to complete. In addition, ANDAs containing a Paragraph IV patent challenge are subject to a 30-month “stay” of regulatory approval during the resolution of related patent litigation. Accordingly, we typically select products for development that we intend to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, challenges relating to formulation or establishing bioequivalence, and patent challenges associated with the product.
We contract with outside laboratories to conduct bioequivalence studies, which, in the case of oral solids, generally are required in order to obtain FDA approval. These studies are used to establish that there is an absence of a significant difference in the rate and extent for absorption of the generic product and the corresponding branded drug. Each bioequivalence study can cost up to approximately $4 million. In some instances, we may also be required to perform clinical studies in patients, which could cost up to approximately $9 million. In January 2015, we acquired bioequivalence and clinical end point study capabilities through our acquisition of Par Biosciences Private Limited (formerly known as Ethics Bio Lab Private Limited), which will decrease our dependence on third parties for such services in the future.
From time to time, we enter into product development and license agreements with various third parties with respect to the development or marketing of new products.  Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.

Par Specialty Pharmaceuticals
Our current strategy for developing the Par Specialty branded products portfolio is to bypass the substantial investments associated with the development of branded drugs, and instead to focus on the profitability of Nascobal® Nasal Spray. In addition, we will consider opportunities to add to our portfolio of branded drugs through in-licensing and the acquisition of late-stage development products or currently marketed products.

MARKETING AND CUSTOMERS
We market our generic products principally to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts, hospitals and the government. Par Specialty Pharmaceuticals products are marketed by its sales force of approximately 60 people, which communicates the therapeutic and health benefits of our branded products to healthcare providers and managed care organizations. Some of our wholesalers and distributors purchase products and warehouse those products for certain retail drug store chains, independent pharmacies and managed health care organizations. Customers in the managed health care market include health maintenance organizations, nursing homes, hospitals, clinics, pharmacy benefit management companies and mail order customers.
We have approximately 120 customers, some of which are part of large buying groups. In the year ended December 31, 2014, our four largest customers in terms of net sales accounted for approximately 70% of our total net revenue. We do not have written agreements that guarantee future business with any of these major customers, and the loss of any one or more of these customers or the substantial reduction in orders from any of such customers could have a material adverse effect on our operating results, prospects and financial condition.

Manufacturing
We are committed to high product quality standards and allocate significant resources and focus to quality assurance, quality control and manufacturing excellence. We operate five FDA approved manufacturing facilities, four of which are located in the United States (Chestnut Ridge, New York; Rochester, Michigan; Irvine, California; and as of January 9, 2015, Stratford, Connecticut) and one

in India (Chennai), with ample capacity and room for expansion. These facilities handle the production, assembly, quality assurance testing and packaging of our products. We estimate that for the products we manufacture internally, our U.S. facilities contributed 98% of our manufacturing production based on revenues compared to 2% in India. Our facilities have passed all recent FDA inspections and we have not received any warning letters from the FDA with respect to manufacturing plants we have operated since before 2000. Manufacturing and supply reliability has become increasingly valuable to customers as the FDA has increased scrutiny of generics manufacturers.
In addition, we have strategic alliances and relationships with several pharmaceutical and chemical companies that provide us with products for sale under various distribution, manufacturing, development and licensing agreements. As of December 31, 2014, we manufactured and/or distributed a total of approximately 95 products. Of these, we manufactured and distributed approximately 70 products, and we distributed approximately 25 products that were manufactured by others.

ORDER BACKLOG
The value of open purchase orders (gross sales basis) which management believes to be firm as of December 31, 2014, was approximately $69 million.  These orders represent unfilled orders as of December 31, 2014, along with orders that were scheduled to be shipped at December 31, 2014.  Open orders are subject to cancellation without penalty.

COMPETITION
The pharmaceutical industry is highly competitive. At times, we may not be able to differentiate our products from our competitors’ products, successfully develop or introduce new products that are less expensive than our competitors’ products, or offer purchasers payment and other commercial terms as favorable as those offered by our competitors. We believe that our principal generic competitors are Teva Pharmaceutical Industries Limited (“Teva”), Sandoz (a division of Novartis AG) (“Sandoz”), Mylan Inc. (“Mylan”) and Actavis plc (“Actavis”), based upon the markets in which we compete. Our strategy focuses on high-value, first-to-file or first-to-market opportunities, regardless of therapeutic category. By specializing in high-barrier-to-entry products that are either difficult to manufacture or require complex legal challenges, we endeavor to market more profitable and longer-lived products relative to our competitors. There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.
The Hatch-Waxman amendments to the FDCA provide for a period of 180 days of generic marketing exclusivity for each applicant that is first-to-file an ANDA containing a Paragraph IV certification. The holder of an approved first-to-file ANDA that is successful in challenging the applicable branded drug patent(s) generally enjoys higher market share and revenue during this period of marketing exclusivity. At the expiration of the exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug. In some instances, price declines have exceeded 90%. As a result of price declines, we may at our discretion provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product then held in inventory by our customers. These types of price adjustments are commonly known as shelf stock adjustments. There are circumstances under which, as a matter of business strategy, we may decide not to provide price adjustments to certain customers, and consequently, we may receive returns of our customers' unsold products and lose future sales volume to competitors rather than reduce our pricing.
Competition in the generic drug industry has also increased due to the advent of authorized generics. Authorized generics are generic pharmaceutical products that are introduced by brand companies, either directly or through third parties, under the brand’s NDA approval. Authorized generics may be sold during (and after) the statutory exclusivity period granted to the first-to-file generic equivalent to the branded product. This is a significant source of competition for us, because brand companies do not face any regulatory barriers to introducing a generic version of their own branded drugs. Further, authorized generics may be sold during any period of generic marketing exclusivity granted to a generic company, which significantly undercuts the profits that a generic company could otherwise receive as an exclusive marketer of a generic product. Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from introducing generic products corresponding to certain branded drugs. We have also marketed authorized generics in partnership with brand companies, including during the exclusivity periods of our generic competitors.
Increased price competition has also resulted from consolidation among wholesalers and retailers and the formation of large buying groups, which has caused reductions in sales prices and gross margin. This competitive environment has led to an increase in customer demand for downward price adjustments from the distributors of generic pharmaceutical products. Such price reductions are likely to continue, or even increase, which could have a material adverse effect on our revenue and gross margin.
The principal competitive factors in the generic pharmaceutical market include:

•	introduction of other generic drug manufacturers’ products in direct competition with our products,

•	introduction of authorized generic products in direct competition with our products, particularly during exclusivity periods,

•	consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups,

•	ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits,

•	the willingness of generic drug customers, including wholesale and retail customers, to switch among products of different pharmaceutical manufacturers;

•	pricing pressures by competitors and customers,

•	a company’s reputation as a manufacturer and distributor of quality products,

•	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries),

•	product appearance and labeling, and

•	a company’s breadth of product offerings.

Our branded products benefit from patent protection, making them subject to Paragraph IV patent challenges that could jeopardize our market exclusivity for these products. Consequently, competition from generic equivalents following a successful Paragraph IV patent challenge against one of our branded products could have an adverse effect on Par Specialty. In addition, after patent protections expire, generic products can be sold in the market at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs. Generic products may also be substituted for branded products by pharmacies, and state laws sometimes require pharmacies to effect such substitution. Par Specialty also faces competition from other brand drug companies. Many of our brand competitors have longer operating histories, broader product portfolios and greater financial, research and development, marketing and other resources than we do. Consequently, many of our brand competitors may be able to develop products superior to our own. Furthermore, we may not be able to differentiate our products from those of our brand competitors or offer customers payment and other commercial terms as favorable as those offered by our brand competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect brand competition to intensify as technological advances and consolidations continue.

RAW MATERIALS
The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies. To date, we have experienced no significant difficulties in obtaining raw materials and expect that raw materials will generally continue to be available in the future. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay of six months or more in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition. Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for certain products.

EMPLOYEES
At December 31, 2014, we had approximately 1,600 employees, of which approximately 200 employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

GOVERNMENT REGULATION
The development, manufacturing, sales, marketing and distribution of our products are subject to extensive regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Agency, FTC and state and local governments. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of operations.
Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems, including statutory restrictions on the means that can be employed by brand and generic pharmaceutical companies to settle Paragraph IV patent litigations. We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.
The FDCA, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, import and export, and advertising and promotion of our products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve NDAs and ANDAs. The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

New Drug Applications and Abbreviated New Drug Applications
FDA approval is required before any new drug, including a generic equivalent of a previously approved branded drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations, which is discussed in further detail below. The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other time. The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, we must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.
In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the drug’s safety and efficacy. There currently are two ways to satisfy the FDA’s safety and effectiveness requirements:

•
New Drug Applications (NDAs). Unless the procedure discussed in the following paragraph is permitted under the FDCA, a prospective manufacturer generally must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take up to several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the data owner. The applicant may rely upon the FDA's findings of safety and efficacy for an approved product that acts as the “listed drug.” The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug.

•
Abbreviated New Drug Applications (ANDAs). The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”). Because the safety and efficacy of listed drugs have already been established by the brand company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the active pharmaceutical ingredient is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. For some drugs (e.g., locally acting drugs like topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer certain products from one manufacturing site to another or to change an API supplier, and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalence studies are conducted or other requirements are satisfied.
The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired, been withdrawn, delisted, or determined to be invalid, unenforceable, or not infringed by the generic drug applicant submitting a Paragraph IV certification. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. For example, for new chemical entities, an ANDA or 505(b)(2) application referencing that drug may not be filed with the FDA until the expiration of five years after approval of that drug, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA, including a 505(b)(2) NDA, includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. Additionally, drugs approved for so-called “orphan indications” (those diseases for which the patient population is sufficiently small) are entitled to a seven year data exclusivity period. The Hatch-Waxman amendments also provide for extensions of up to five years for certain patents covering drugs to compensate the patent holder for the reduction in the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that, according to the NDA holder/patent holder, cover the applicant's product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.
If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.
On February 6, 2015, the FDA issued proposed regulations concerning submission of patent information to FDA, patent certifications by ANDA and 505(b)(2) applicants, notices of Paragraph IV certifications, and the 30-month stay. We cannot predict when the regulations might be finalized or whether, if finalized, the regulations will be substantially similar to the proposal. When final regulations are promulgated, we will have a clearer view of their impact on this aspect of our business.
With respect to Par Specialty Pharmaceuticals, our current strategy is to bypass the substantial investments associated with the development of branded drugs and instead to focus on the profitability of our existing branded products and consider opportunities to add to our portfolio through in-licensing and acquisition of late-stage development products or currently marketed products. If we were to undertake the process of developing a branded product and bringing it to market, the first step in obtaining FDA approval for a drug that has not been previously approved is pre-clinical testing. Pre-clinical tests are intended to provide a laboratory evaluation of the product to determine its chemistry, formulation and stability. Toxicology studies are also performed to assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of an investigational new drug (“IND”) application. The toxicology studies are analyzed to ensure that clinical trials can safely proceed. There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in an IND. If the FDA raises any concerns, the developer must address those concerns before the clinical trials can begin. An IND becomes effective after such 30-day period if the FDA does not raise any concerns. Prior to the start of any clinical study, an independent institutional review board must review and approve such study.
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

The developer then submits an NDA containing the results from the pre-clinical and clinical trials. The NDA drug development and approval process takes approximately three to ten years or more.

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

Healthcare Reform
In the United States, there have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical products and other changes to the healthcare system. It is uncertain what other legislative proposals may be adopted or what actions federal, state, or private payors may take in response to any healthcare reform proposals or legislation. We cannot predict the effect such reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.
By way of example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was signed into law, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. The current legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform. The impacts of these provisions are included in our current financial statements.

Fraud and Abuse Regulation
Pharmaceutical companies are subject to various federal and state laws that are intended to combat health care fraud and abuse, and that govern certain of our business practices, especially our interactions with customers and potential customers through sales and marketing, or research and development activities. These include anti-kickback laws, false claims laws, sunshine laws, privacy laws, and FDA regulation of advertising and promotion of pharmaceutical products.

•
Anti-kickback laws, of which the Federal health care programs anti-kickback law is most commonly the subject of enforcement proceedings, prohibit, among other things, the knowing and willful offer or payment of remuneration intended to induce, or in exchange for, ordering (or arranging for or recommending ordering) covered products or services, including our products.

•
False claims laws prohibit knowingly presenting, or causing to be presented, claims for payment to third party payers (Medicare and Medicaid) that are false or fraudulent and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback.

•
Sunshine laws, including the Federal Open Payments law enacted as part of the Affordable Care Act, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals, and in the case of some state sunshine laws, restrict or prohibit certain such payments.

•
Privacy laws, such as the privacy regulations implemented under the Health Insurance Portability and Accountability Act (HIPAA), restrict covered entities from using or disclosing protected health information. Covered entities commonly include physicians, hospitals, and health insurers from which we may seek to acquire data to aid in our research, development, sales and marketing activities. Although pharmaceutical manufacturers are not covered entities under HIPAA, our ability to acquire or use protected health information from covered entities may be affected by privacy laws.

•	The FDA regulates the sale and marketing of prescription drug products and, among other things, prohibits pharmaceutical manufacturers from promoting products for unapproved uses.

We have incurred and will continue to incur costs to comply with these laws.

While we intend to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level. Numerous cases have been brought against pharmaceutical manufacturers under the Federal False Claims Act, alleging, among other things, that certain sales or marketing-related practices violate the Anti-kickback statute or the FDA’s regulations, and many of these cases have resulted in settlement agreements under which the companies were required to change certain practices, pay substantial fines, and operate under the supervision of a Federally-appointed monitor for a period of years. Due to the breadth of these laws and their implementing regulations and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion of our products from payment by Federal health care programs. Any such violations or challenges could have a material adverse effect on our business.

AWP Litigation
Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.” In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

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

Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements
As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation and/or manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

Other
The U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for branded drugs. Our operations are also subject to regulation, licensing requirements and inspection by the states and localities in which our operations are located and/or in which we conduct business.
Certain of our activities are also subject to FTC enforcement actions. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.
Federal, state, local and foreign laws of general applicability, such as laws regulating working conditions, also govern us. In addition, like other manufacturers, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities as a result of any failure to comply with environmental laws, including fines, penalties, third-party claims and the costs of undertaking a clean-up at a current or former site or at a site to which our wastes were transported. In addition, we have grown in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we have acquired in the past or may acquire in the future.

Our Strategy
Our goal is to strengthen our position as a leading pharmaceutical company by developing and commercializing generic drugs with limited competition, high barriers to entry and longer life cycles. In implementing our strategy, we are focused on the following:
Grow our core business in attractive high-value segments. Our strategy focuses on high-value generic products, including first-to-file and first-to-market opportunities. By specializing in high-barrier-to-entry products that are either difficult to manufacture and/or present complex legal and regulatory challenges, we seek to market products that are more profitable and longer-lived relative to our competitors.
Advance our pipeline to continue building our portfolio. We have expanded our development portfolio from approximately 60 products in development at December 31, 2011 to 100 as of December 31, 2014. We have 115 ANDAs pending with the FDA at December 31, 2014, including 32 potential first-to-file and six potential first-to-market opportunities.
Strategically expand our technology capabilities across development and manufacturing. We have made significant investments to enhance our technology platforms and have expanded our capabilities to manufacture products including injectables, nasal sprays, ophthalmics and transdermal patches. We believe this will become an increasingly strategic asset over time. We intend to continue to invest in expanding our technology capabilities across development and manufacturing to develop high-barrier-to-entry products.
Build upon our success in strategic acquisitions and business development. We have an established history of executing and integrating strategic acquisitions that have enhanced and deepened our presence in our industry. Through these acquisitions, we have expanded our portfolio of products, pipeline, manufacturing and technological capabilities. We expect business development to remain a priority for us as we seek to identify and execute on transactions that fit our strategy and focus on high-barrier-to-entry products.

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

•
The Business Applications department purchases, develops, and maintains business applications systems jointly with internal departments.  This department follows industry best practices in project management, systems development life cycle, change management, account management, computer systems validation, and data archiving.

•
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

•
The Scientific Systems department purchases, develops, and maintains systems that support Quality Control, Regulatory, and Manufacturing operations.  This department follows industry best practices in GxP compliance, project management, systems development life cycle, change management, computer systems validation, and data archiving.

ITEM 1A.  Risk Factors

The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, prospects, operating results or financial condition.

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
Developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent development and commercialization. Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	the ability to develop products in a timely manner and in compliance with regulatory requirements;

•	the success of the clinical testing process to assure that new products are safe and effective or the bioequivalent to the reference listed drug;

•	the risk that any of our products presently under development, if and when fully developed and tested, will not perform as expected;

•	delays or unanticipated costs, including delays associated with the FDA listing and approval process and the ability to obtain in a timely manner and maintain required regulatory approvals;

•	legal actions against our generic products brought by brand competitors, and legal challenges to our branded product intellectual property;

•	the availability, on commercially reasonable terms, of raw materials, including APIs and other key ingredients; and

•	our ability to scale-up manufacturing methods to successfully manufacture commercial quantities of products in compliance with regulatory requirements.

As a result of these and other difficulties, products currently in development may or may not receive necessary regulatory approvals on a timely basis or at all. This risk exists particularly with respect to the introduction of branded products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.
If we fail to obtain exclusive marketing rights for our generic products or fail to introduce these generic products on a timely basis, our revenues, gross margin and operating results may decline significantly.
The Hatch-Waxman amendments to the Federal Food, Drug, and Cosmetic Act (the “FDCA”) provide for a period of 180 days of generic marketing exclusivity for any applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to the corresponding branded drug (commonly referred to as a “Paragraph IV certification”). “First filers” are often able to price the applicable generic drug to yield relatively high gross margins during this 180-day marketing exclusivity period. At various times in the past, a large portion of our revenues have been derived from the sales of generic drugs during such 180-day marketing exclusivity period and from the sale of other generic products for which there otherwise was limited competition.
ANDAs that contain Paragraph IV certifications generally become the subject of patent litigation that can be both lengthy and costly. There is no certainty that we will prevail in any such litigation, that we will be the first to file and granted the 180-day marketing exclusivity period, or, if we are granted the 180-day marketing exclusivity period, that we will not forfeit such period. Even where we are awarded marketing exclusivity, we may be required to share our exclusivity period with other first filers. In addition, brand companies often authorize a generic version of the corresponding branded drug to be sold during any period of marketing exclusivity that is awarded (described further below), which reduces gross margins during the marketing exclusivity period. Brand companies may also reduce the price of their branded product to compete directly with generics entering the market, which would similarly have the effect of reducing gross margins. Furthermore, timely commencement of the litigation by the patent owner imposes an automatic stay of ANDA approval by the FDA for 30 months, unless the case is decided in the ANDA applicant’s favor during that period. Finally, if the court decision is adverse to the ANDA applicant, the ANDA approval will be delayed until the challenged patent expires, and the applicant forfeits the 180-day marketing exclusivity.
The majority of our revenues are generated by our generic products division. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first-to-market (or among the first-to-market) or that otherwise can gain significant market share. The timeliness of our product introductions is dependent upon, among other things, the timing of regulatory approval of our products, which to a large extent is outside of our control, as well as the timing of competing products. As additional distributors introduce comparable generic pharmaceutical products, price competition intensifies, market access narrows, and product sales prices and gross margins decline, often significantly and rapidly. Accordingly, our revenues and future profitability are dependent, in large part, upon our ability or the ability of our development partners to file ANDAs with the FDA timely and effectively or to enter into contractual relationships with other parties that have obtained marketing exclusivity. No assurances can be given that we will be able to develop and introduce successful products in the future within the time constraints necessary to be successful. If we or our development partners are unable to continue to timely and effectively file ANDAs with the FDA or to partner with other parties that have obtained marketing exclusivity, our revenues, gross margin and operating results may decline significantly, and our prospects and business may be materially adversely affected.
We face intense competition in the pharmaceutical industry from both brand and generic companies, which could significantly limit our growth and materially adversely affect our financial results.
The pharmaceutical industry is highly competitive. The principal competitive factors in the pharmaceutical market include:

•	introduction of other generic drug manufacturers’ products in direct competition with our products;

•	introduction of authorized generic products in direct competition with our products, particularly during exclusivity periods;

•	ability of generic competitors to quickly enter the market after the expiration of patents or exclusivity periods, diminishing the amount and duration of significant profits;

•	consolidation among distribution outlets through mergers and acquisitions and the formation of buying groups;

•	the willingness of generic drug customers, including wholesale and retail customers, to switch among products of different pharmaceutical manufacturers;

•	pricing pressures by competitors and customers;

•	a company’s reputation as a manufacturer and distributor of quality products;

•	a company’s level of service (including maintaining sufficient inventory levels for timely deliveries);

•	product appearance and labeling; and

•	a company’s breadth of product offerings.

Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than we do. Consequently, many of our competitors may be able to develop products and/or processes competitive with, or superior to, our own. Furthermore, we may not be able to differentiate our products from those of our competitors; to successfully develop or introduce new products-on a timely basis or at all-that are less costly than those of our competitors; or to offer customers payment and other commercial terms as favorable as those offered by our competitors. The markets in which we compete and intend to compete are undergoing, and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technological advances and consolidations continue. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.
We believe that our principal generic competitors are Teva, Sandoz, Mylan and Actavis. These companies, among others, collectively compete with the majority of our products. We also face price competition generally as other generic manufacturers enter the market. Any such price competition may be especially pronounced where our competitors source their products from jurisdictions where production costs may be lower (sometimes significantly) than our production costs, especially lower-cost foreign jurisdictions. Any of these factors, in turn, could result in reductions in our sales prices and gross margin. This price competition has led to an increase in customer demands for downward price adjustments by generic pharmaceutical distributors. Our principal strategy in addressing our competition is to offer customers a consistent supply of our generic drugs, as well as to pursue product opportunities with the potential for less competition, such as high-barrier-to-entry first-to-file or first-to-market products. There can be no assurance, however, that this strategy will enable us to compete successfully in the industry or that we will be able to develop and implement any new or additional viable strategies.

Competition in the generic drug industry has also increased due to the proliferation of authorized generic pharmaceutical products. Authorized generics are generic pharmaceutical products that are introduced by brand companies, either directly or through third parties, under the brand's NDA approval for its own branded drug. Authorized generics do not face any regulatory barriers to introduction and are not prohibited from sale during the 180-day marketing exclusivity period granted to the first-to-file generic applicant. The sale of authorized generics adversely impacts the market share of a generic product that has been granted 180 days of marketing exclusivity. This is a significant source of competition for us, because an authorized generic can materially decrease the profits that we could receive as an otherwise exclusive marketer of a product. Such actions have the effect of reducing the potential market share and profitability of our generic products and may inhibit us from developing and introducing generic pharmaceutical products corresponding to certain branded drugs.
As our competitors introduce their own generic equivalents of our generic pharmaceutical products, our revenues and gross margin from such products generally decline, often rapidly.
Revenues and gross margin derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe are unique to the generic pharmaceutical industry. As the patent(s) for a brand name product or the statutory marketing exclusivity period (if any) expires, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product often is able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for their own generic versions, that market share, and the price of that product, will typically decline depending on several factors, including the number of competitors, the price of the branded product and the pricing strategy of the new competitors. We cannot provide assurance that we will be able to continue to develop such products or that the number of competitors with such products will not increase to such an extent that we may stop marketing a product for which we previously obtained approval, which may have a material adverse impact on our revenues and gross margin.
Due to our dependence on a limited number of products, our business could be materially adversely affected if our key products do not perform as well as expected.
We generate a significant portion of our total revenues and gross margin from the sale of a limited number of products. For the year ended December 31, 2014, our top ten revenue products accounted for approximately 50% of our total net revenues and a significant portion of our gross margin. Any material adverse developments, including increased competition and supply shortages, with respect to the sale or use of these products, or our failure to successfully introduce new key products, could have a material adverse effect on our revenues and gross margin.
The majority of our products are produced at a few locations and a business interruption at one or more of these locations could have a material adverse effect on our business, financial position and results of operations.
We produce the majority of the products that we manufacture at our manufacturing facility in New York, and a significant number at our manufacturing facilities in California and India. Our recently acquired facility in Michigan produces all of our injectable products. Most of our inventory passes through our warehouse in New York. A significant disruption at any of these facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.
Our profitability depends on our major customers. If these relationships do not continue as expected, our business, condition (financial and otherwise), prospects and results of operations could materially suffer.
We have approximately 120 customers, some of which are part of larger buying groups. For the year ended December 31, 2014, our four largest customers in terms of net product sales dollars accounted for approximately 70% of our total revenues, as follows; McKesson Drug (24.7%), Cardinal Health Inc. (18.3%), CVS Health Corporation (14.5%) and AmerisourceBergen Corporation (13.4%). The loss of any one or more of these or any other major customer or the substantial reduction in orders from any one or more of our major customers could have a material adverse effect upon our future operating results and financial condition.
We may experience declines in the sales volume and prices of our products as a result of the continuing trend of consolidation of certain customer groups, which could have a material adverse effect on our business, financial position and results of operations.
Our ability to successfully commercialize any generic or branded pharmaceutical product depends in large part upon the acceptance of the product by third parties, including pharmacies, government formularies, other retailers, physicians and patients. Therefore, our success will depend in large part on market acceptance of our products. We make a significant amount of our sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of our pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and other drug distributors, and the prevalence and influence of managed care organizations and similar institutions, potentially enable those groups to demand larger price discounts on our products. For example, there has been a recent trend of large wholesalers and retailer customers forming partnerships, such as the alliance between Walgreens and AmerisourceBergen Corporation, the alliance between Rite Aid and McKesson Drug Company and the alliance between CVS and Cardinal Health. The result of these developments may have a material adverse effect on our business, financial position and results of operations.
We depend to a large extent on third-party suppliers and distributors for the raw materials for our products, particularly the chemical compounds comprising the APIs that we use to manufacture our products, as well as for certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations.
The raw materials essential to our manufacturing business are purchased primarily from U.S. distributors of bulk pharmaceutical chemicals manufactured by foreign companies. If we experience supply interruptions or delays, we may have to obtain substitute materials or products, which in turn would require us to obtain amended or additional regulatory approvals, subjecting us to additional expenditures of significant time and resources. In addition, changes in our raw material suppliers could result in significant delays in production, higher raw material costs and loss of sales and customers, because regulatory authorities must generally approve raw material sources for pharmaceutical products, which may be time consuming. Any significant supply interruption could have a material adverse effect on our business, condition (financial and other), prospects and results of operations. To date, we have experienced no significant difficulties in obtaining raw materials. However, because the federal drug application process requires specification of raw material suppliers, if raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required. A delay in the manufacture and marketing of the drug involved while a new supplier becomes qualified by the FDA and its manufacturing process is determined to meet FDA standards could, depending on the particular product, have a material adverse effect on our results of operations and financial condition. Generally, we attempt to mitigate the potential effects of any such situation by providing for, where economically and otherwise feasible, two or more suppliers of raw materials for the drugs that we manufacture. In addition, we may attempt to enter into a contract with a raw material supplier in an effort to ensure adequate supply for certain of our products.
The testing required for the regulatory approval of our products is conducted primarily by independent third parties. Any failure by any of these third parties to perform this testing properly and in a timely manner may have an adverse effect upon our ability to obtain regulatory approvals.
Our applications for the regulatory approval of our products, including both internally-developed and in-licensed products, incorporate the results of testing and other information that is conducted or gathered primarily by independent third parties (including, for example, manufacturers of raw materials, testing laboratories, CROs or independent research facilities). Our ability to obtain and maintain regulatory approval of the products being tested is dependent upon the quality of the work performed by these third parties, the quality of the third parties’ facilities, and the accuracy of the information provided by third parties. We have little or no control over any of these factors. If this testing is not performed properly, our ability to obtain or maintain regulatory approvals, and to launch or continue selling products, could be restricted or delayed. Additionally, while we recently acquired our own CRO in India that may supplant a portion of these services provided by third parties, we have no experience running a CRO and may need to continue to rely on third parties to provide a majority of these services.
We depend on third-party agreements for a portion of our product offering, including certain key products, and any failure to maintain these arrangements or enter into similar arrangements with new partners could result in a material adverse effect.
We have broadened our product offering by entering into a variety of third-party agreements covering any combination of joint development, supply, marketing and/or distribution of products. For example, we have entered into an agreement with Croda Europe, Ltd. for development and supply of API used in our generic omega-3-acid ethyl esters oral capsules product, and with Glenmark Generics (“Glenmark”) to market and distribute Glenmark’s generic ezetimibe product. For the year ended December 31, 2014, a significant percentage of our total net product sales were generated from products manufactured under contract or under license. We cannot provide assurance that the development or supply efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements for additional products. Any alteration to or termination of our current distribution and marketing agreements, any failure to enter into new and similar agreements, or interruption of our product supply under the distribution and marketing agreements, could materially adversely affect our business, condition (financial and otherwise), prospects or results of operations.
Our recent acquisitions and any acquisitions we may undertake in the future involve numerous risks, including the risks that we may be unable to integrate the acquired businesses successfully and that we may assume liabilities that could adversely affect us.
We recently completed several important acquisitions, including our acquisitions of Par Sterile in February 2014 and Innoteq, Inc. (“Innoteq”) and Par Biosciences Private Limited (“Par Biosciences” and formerly known as Ethics Bio Lab Private Limited) in January 2015. We also entered into an agreement to acquire an API development and manufacturing facility from Nuray Chemicals Private Limited (“Nuray”). We expect to evaluate strategic acquisitions in the future. Acquisitions involve numerous risks, including operational risks associated with the integration of acquired businesses. These risks include, but are not limited to:

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
We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that may not turn out to be commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including those set forth above.
We regularly review the potential acquisition of technologies, products, product rights and complementary businesses and are currently evaluating, and intend to continue to evaluate, potential product and/or company acquisitions and other business development opportunities. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to reach an agreement with the selling party or parties, that the terms we may agree to will be commercially advantageous to us, or that we will be able to successfully consummate such investments or acquisitions even after definitive documents have been signed. If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing (such as borrowings available to us under our senior credit facilities (the “Senior Credit Facilities”), including any incremental facilities thereunder), which may increase our leverage, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders. If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any future acquisitions may involve numerous risks, including but not limited to the types of risks set forth above with respect to our recent acquisitions.
Our expansion into international markets subjects us to increased regulatory oversight and regulatory, economic, social and political uncertainties, which could cause a material adverse effect on our business, financial position and results of operations.
We are subject to certain risks associated with our plans to commercialize products in the U.K. and other European markets and with having assets and operations located in foreign jurisdictions, including our operations in India and England. We are inexperienced operating in these jurisdictions, and we have no experience in seeking regulatory approvals, marketing or selling products in the U.K. or other European markets. Our operations in these jurisdictions may be adversely affected by general economic conditions and economic and fiscal policy, including changes in exchange rates and controls, interest rates and taxation policies, increased government regulation, and, with respect to India, any reversal of India’s recent economic liberalization and deregulation policies, as well as social stability and political, economic or diplomatic developments in the future. Certain jurisdictions have, from time to time, experienced instances of civil unrest and hostilities, both internally and with neighboring countries. Rioting, military activity, terrorist attacks, or armed hostilities could cause our operations there to be adversely affected or suspended. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. In addition, India is known to have experienced governmental corruption and, in some circumstances, anti-bribery laws may conflict with some local customs and practices. Our international operations may subject us to heightened scrutiny under the U.S. Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act and similar anti-bribery laws, and could subject us to liability under such laws despite our best efforts to comply with such laws. As a result of our policy to comply with the FCPA, the UK Bribery Act and similar anti-bribery laws, we may be at a competitive disadvantage to competitors that are not subject to, or do not comply with, such laws.
Our competitors or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation, including losses related to “at-risk” product launches, could have a material adverse effect on our business, financial position and results of operations.
Companies that produce branded pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products alleging patent infringement or other violations of intellectual property rights. Patent holders may also bring patent infringement suits against companies that are currently marketing and selling approved generic products. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid, enforceable and infringed by our products, we would, unless we could obtain a license from the patent holder, need to delay selling our corresponding generic product and, if we are already selling our product, cease selling and potentially destroy existing product stock.
There may be situations in which we may make business and legal judgments to market and sell products that are subject to claims of alleged patent infringement prior to final resolution of those claims by the courts, based upon our belief that such patents are invalid, unenforceable, or are not infringed by our marketing and sale of such products. This is referred to in the pharmaceutical industry as an “at-risk” launch. The risk involved in an at-risk launch can be substantial because, if a patent holder ultimately prevails against us, the remedies available to such holder may include, among other things, damages measured by the profits lost by the patent holder, which can be significantly higher than the profits we make from selling the generic version of the product. For example, in September 2014, we paid $100 million to settle claims relating to our at-risk launch of our generic omeprazole/sodium bicarbonate capsules. Par Sterile and its development partner are currently engaged in patent litigation in the U.S. District Court for the District of New Jersey with respect to two zoledronic acid products that Par Sterile, as well as several other generic manufacturers, launched in 2013, following FDA approval of their respective ANDAs but prior to the District Court reaching a finding on the merits of the alleged claims in the litigation. See discussion in Item 3, “Legal Proceedings” elsewhere in the Annual Report on Form 10-K. We could face substantial damages from adverse court decisions in such matters. We could also be at risk for the value of such inventory that we are unable to market or sell.
We are, and will continue to be in the future, a party to legal proceedings that could result in unexpected adverse outcomes.
We are a party to other legal proceedings, including matters involving personnel and employment issues, breach of contract claims and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of investigations and proceedings in the health care industry generally that seek recovery under the statutes and regulations identified in “Business-Government Regulation.” We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.
The use of legal, regulatory and legislative strategies by brand competitors, including authorized generics and citizen’s petitions, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, delay or prevent such introduction and/or significantly reduce the profit potential of our products.
Brand drug companies often pursue strategies that may serve to prevent or delay competition from generic alternatives to their branded products. These strategies include, but are not limited to:

•	marketing an authorized generic version of a branded product at the same time that we introduce a generic equivalent of that product directly or through agreement with a generic competitor;

•	filing “citizen’s petitions” with the FDA to thwart generic competition by causing delays of our product approvals;

•
using risk evaluation and mitigation strategies (“REMS”) - related distribution restrictions or other means of limiting access to their branded products to prevent us from obtaining product samples needed to conduct bioequivalence testing required for ANDA approval, thereby delaying or preventing us from obtaining FDA approval of a generic version of such branded products;

•
seeking to secure patent protection of certain “Elements to Assure Safe Use” of a REMS program, which are required medical interventions or other actions healthcare professionals need to execute prior to prescribing or dispensing the drug to the patient, in an attempt to thwart the generic company’s ability to avoid infringement of the patents in question or secure approval;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate a generic product’s bioequivalence or “sameness” to the related branded product;

•	initiating legislative and administrative efforts in various states to limit the substitution of generic versions of branded pharmaceutical products for the corresponding branded products;

•	filing suits for patent infringement that automatically delay FDA approval of generic products;

•
introducing “next-generation” products prior to the expiration of market exclusivity for their branded product, which often materially reduces the demand for the generic product for which we may be seeking FDA approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of branded drugs in pediatric populations or by other methods as discussed below;

•
persuading the FDA to withdraw the approval of branded drugs for which the patents are about to expire, thus allowing the brand company to develop and launch new patented products serving as substitutes for the withdrawn products;

•	seeking to obtain new patents on drugs for which patent protection is about to expire;

•	filing patent applications that are more complex and costly to challenge;

•
seeking temporary restraining orders and injunctions against selling a generic equivalent of their branded product based on alleged misappropriation of trade secrets or breach of confidentiality obligations;

•
seeking temporary restraining orders and injunctions against a generic company that has received final FDA approval for a product and is attempting to launch at risk prior to resolution of related patent litigation;

•
reducing the marketing of the branded product to healthcare providers, thereby reducing the branded drug’s commercial exposure and market size, which in turn adversely affects the market potential of the equivalent generic product; and

•
converting branded prescription drugs that are facing potential generic competition to over-the-counter products, thereby significantly impeding the growth of the generic prescription market for the drugs.

The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. Brand companies are utilizing this provision to extend periods of market exclusivity. Some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time a New Drug Application (“NDA”) is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new generic products may be delayed, reduced or eliminated, which could have a material adverse effect on our business.
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
Our branded pharmaceutical expenditures may not result in commercially successful products.
Commercializing branded pharmaceutical products is more costly than generic products. We have made significant investments in the development of the branded segment of our business, Par Specialty. This has led to increased infrastructure costs. We cannot be certain that these business expenditures will result in the successful development or launch of branded products that will prove to be commercially successful or will improve the long-term profitability of our business. Just as our generic products take market share from the corresponding branded products, we will confront the same competitive pressures from other generic pharmaceutical companies that may seek to introduce generic versions of our branded products. Generic products are generally sold at a significantly lower cost than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or may be required by law to be substituted for branded versions by pharmacies. Competition from generic equivalents, accordingly, could have an adverse effect on our Par Specialty segment. While we have endeavored (with our relevant partners, as applicable) to protect our branded assets by securing regulatory exclusivities and intellectual property protections, such exclusivities and protections are subject to expiry and to legal challenges. For example, on February 21, 2014, a U.S. District Court issued an opinion invalidating on obviousness grounds the single patent we asserted in a litigation we brought against a Paragraph IV challenge to our Megace® ES product. We appealed the District Court’s decision and on December 3, 2014, the U.S. Court of Appeals for the Federal Circuit reversed and remanded the case to the District Court for further findings. See discussion in Item 3, “Legal Proceedings”, elsewhere in this Annual Report on Form 10-K. The launch of a generic version of Megace® ES or Nascobal® Nasal Spray would have a material adverse impact on our branded product sales of such product.
We continue to consider product or business acquisitions or licensing arrangements to expand our brand product line. Any growth of the Par Specialty segment will be based largely on the successful commercialization of our existing products and the acquisition or in-licensing of new product opportunities. Our current and future investments in acquisition or license arrangements may not lead to expected, adequate or any returns on investment. In the past, we have invested significant sums in license arrangements for products under development, which have been terminated unsuccessfully. We also may not be able to execute future license or acquisition agreements on reasonable or favorable terms in order to continue to grow or sustain Par Specialty. In addition, we cannot be certain that our branded product expenditures will result in commercially successful launches of these products or will improve the long-term profitability of Par Specialty. For example, in 2010, we launched two branded products that did not meet our commercial expectations, and in 2011 we returned all rights to these two products to our respective third-party development partners, resulting in a write-down of assets specifically related to these products. Any future commercialization efforts that do not meet expectations could similarly result in a write-down of assets related to the relevant products.
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
Our operating results may vary substantially from quarter to quarter and may be greater or less than those achieved in the immediately preceding period or in the comparable period of the prior year. Factors that may cause quarterly results to vary include, but are not limited to, the following:

•	the amount of new product introductions;

•	losses related to inventory write-offs;

•	marketing exclusivity, if any, which may be obtained on certain new products;

•	the level of competition in the marketplace for certain products;

•	our ability to create demand in the marketplace for our branded products;

•	availability of raw materials and finished products from suppliers;

•	our ability to manufacture products at our manufacturing facilities;

•	the scope and outcome of governmental regulatory actions;

•	our dependence on a small number of products for a significant portion of net revenue or income;

•	legal actions against our generic products brought by brand competitors, and legal challenges to our intellectual property rights brought against our branded products by generic competitors;

•	price erosion and customer consolidation; and

•	significant payments (such as milestones) payable by us under collaboration, licensing, and development agreements to our partners before the related product has received FDA approval.

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
As described above, the first company to file an ANDA containing a Paragraph IV certification that successfully challenges the patent(s) on a branded product may be granted 180 days of generic market exclusivity by the FDA for that generic product. At the expiration of such exclusivity period, other generic distributors may enter the market, resulting in a significant price decline for the drug (in some instances, price declines have exceeded 90%). When we experience price declines following a period of generic marketing exclusivity, or at any time when a competitor enters the market or offers a lower price with respect to a product we are selling, we may at our discretion decide to lower the price of our product to retain market share and provide price adjustments to our customers for the difference between our new (lower) price and the price at which we previously sold the product which is still held in inventory by our customers. Because the entry of a competitive generic product is unpredictable, we do not establish reserves for such potential adjustments, and therefore the full effect of such adjustments are not reflected in our operating results until they actually occur. There are also circumstances under which we may decide not to provide price adjustments to certain customers, and consequently, as a matter of business strategy, we may risk a greater level of sale returns of products in the customer’s existing inventory and lose future sales volume to competitors rather than reduce our pricing.
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
If we determine that our goodwill and other intangible assets have become impaired, we may record significant impairment charges, which would adversely affect our results of operations.
Goodwill and other intangible assets represent a significant portion of our assets. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. In the future, goodwill and intangible assets may increase as a result of future acquisitions. We review our goodwill and indefinite lived intangible assets at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of an acquired business. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. For the year ended December 31, 2014, we recorded a non-cash impairment charge of $146.9 million related to an adjustment to the forecasted operating results for two IPR&D intangible asset groups and either Par Pharmaceutical segment products compared to their originally forecasted operating results at the date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the acquisition of Par Sterile due to an adverse court ruling pertaining to related patent litigation.

We are subject to additional costs and burdens to comply with the terms of the March 5, 2013 resolution of the DOJ’s investigation into sales and marketing activities for Megace® ES, and we could be subject to increased monetary penalties and/or other sanctions, including exclusion from federal health care programs, if we fail to comply with its terms.
On March 5, 2013, we settled U.S. federal and 49 state investigations into Par Specialty’s sales and marketing activities for Megace® ES by pleading guilty to a misdemeanor misbranding violation of the FDCA and agreeing to pay approximately $45 million in criminal fines and forfeitures and to resolve civil claims. In addition, we entered into a five-year CIA with the Office of Inspector General of the U.S. Department of Health & Human Services (“OIG”). The effective date of the CIA was March 12, 2013. The CIA requires enhancements to our compliance program, fulfillment of reporting and monitoring obligations, and management certifications, among other requirements. Compliance with the terms of the CIA has imposed and will continue to impose additional costs and burdens on us, including in the form of employee training, third party reviews, compliance monitoring, reporting obligations and management attention. If we fail to comply with the CIA, the OIG may impose monetary penalties or exclude us from federal health care programs, including Medicare and Medicaid, which could have a material adverse effect on our cash flows, financial position and results of operations. We may be subject to third party claims and shareholder lawsuits in connection with the settlement.
We have increased exposure to tax liabilities, including foreign tax liabilities.
As a U.S. corporation with subsidiaries in India and England, we are subject to income taxes as well as non-income based taxes in the United States, India and England. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, if enacted, could have a significant adverse impact on our effective tax rate. In addition, we have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, which include exposures on intercompany terms of cross-border arrangements among any foreign subsidiaries in relation to various aspects of our business, including research and development activities and manufacturing. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. This could have a material adverse effect on our business, financial position and results of operations and our ability to satisfy our debt obligations.
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
In order to assist us in commercializing products, we have obtained from governmental authorities and private health insurers and other organizations, such as health maintenance organizations (“HMOs”) and managed care organizations (“MCOs”), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. The Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. These laws are referred to herein as “healthcare reform.” A number of provisions of the healthcare reform laws continue to have a negative impact on the price of our products sold to U.S. government entities. As examples, the legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) apply a 50% discount to Medicare Part D beneficiary spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform. Such cost containment measures and healthcare reform affect our ability to sell our products and have a material adverse effect on our business, results of operations and financial condition. Additionally, the Medicare Part D Prescription Drug Benefit established a voluntary outpatient prescription drug benefit for Medicare beneficiaries (primarily the elderly over 65 and the disabled). These beneficiaries may enroll in private drug plans. There are multiple types of Part D plans and numerous plan sponsors, each with its own formulary and product access requirements. The plans have considerable discretion in establishing formularies and tiered co-pay structures and in placing prior authorization and other restrictions on the utilization of specific products. In addition, Part D plan sponsors are permitted and encouraged to negotiate rebates with manufacturers. The Medicare Part D program, which went into effect January 1, 2006, is administered by the Centers for Medicare & Medicaid Services (“CMS”) within the Department of Health and Human Services.
CMS has issued extensive regulations and other sub-regulatory guidance documents implementing the Medicare Part D benefit, and the OIG has issued regulations and other guidance in connection with the Medicare Part D program. The federal government can be expected to continue to issue guidance and regulations regarding the obligations of Part D sponsors and their subcontractors. Participating drug plans may establish drug formularies that exclude coverage of specific drugs, and payment levels for drugs negotiated with Part D drug plans may be lower than reimbursement levels available through private health plans or other payers. Moreover, beneficiary co-insurance requirements could influence which products are recommended by physicians and selected by patients. There is no assurance that any drug that we market will be offered by drug plans participating under the Medicare Part D program or of the terms of any such coverage, or that covered drugs will be reimbursed at amounts that reflect current or historical levels. Additionally, any reimbursement granted may not be maintained, or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of those products, and could significantly harm our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. Most state Medicaid programs have established preferred drug lists, and the process, criteria and timeframe for obtaining placement on the preferred drug list varies from state to state. Under the Medicaid drug rebate program, a manufacturer must pay a rebate for Medicaid utilization of a product. The rebate for single source products (including authorized generics) is based on the greater of (i) a specified percentage of the product’s average manufacturer price or (ii) the difference between the product’s average manufacturer price and the best price offered by the manufacturer. The rebate for multiple source products is a specified percentage of the product’s average manufacturer price. In addition, many states have established supplemental rebate programs as a condition for including a drug product on a preferred drug list. The profitability of our products may depend on the extent to which they appear on the preferred drug lists of a significant number of state Medicaid programs and the amount of the rebates that must be paid to such states. In addition, there is significant fiscal pressure on the Medicaid program, and amendments to lower the pharmaceutical costs of the program are possible. Such amendments could materially adversely affect our anticipated revenues and results of operations. Due to the uncertainties regarding the outcome of future healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the future reform proposals will be adopted or the effect such adoption may have on us. Additionally, future healthcare legislation could also have a significant impact on our business.
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
Litigation concerning intellectual property rights in the pharmaceutical industry can be protracted and expensive. Pharmaceutical companies with patented branded products regularly sue companies that file applications to produce generic equivalents of their patented branded products for alleged patent infringement or other violations of intellectual property rights, which are expensive to defend and may delay or prevent the entry of such generic products into the market. Generally, a generic drug may not be marketed until the applicable patent(s) on the brand name drug expire or are held to be invalid, unenforceable or not infringed by the generic product at issue. When we or our development partners submit an ANDA to the FDA for approval of a generic drug, we and/or our development partners must certify either (1) that there is no patent listed with the FDA as covering the relevant branded product, (2) that any patent listed as covering the branded product has expired, (3) that the patent listed as covering the branded product will expire prior to the marketing of the generic product, in which case the ANDA will not be finally approved by the FDA until the expiration of such patent, or (4) that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the generic product for which the ANDA is submitted (a “Paragraph IV” certification). Whenever we file an ANDA with a Paragraph IV certification, there is a high likelihood that a brand pharmaceutical company will sue us for alleged patent infringement and/or other violations of intellectual property rights. Also, competing pharmaceutical companies may file lawsuits against us or our strategic partners alleging patent infringement or other violations of intellectual property rights or may file declaratory judgment actions against us alleging non-infringement, invalidity, or unenforceability of our own patents. Because substantially all of our current business involves the development and marketing of products that are subject to potential claims of patent infringement by third parties or, with respect to our own branded products, are subject to third-party challenges, the threat of litigation, the outcome of which is inherently uncertain, is always present. Such litigation is often costly and time-consuming and could result in a substantial delay in, or prevent, the introduction and/or marketing of our products, which could have a material adverse effect on our business, condition (financial and other), prospects and results of operations. For more information on our material pending litigation, please see Item 3 - “Legal Proceedings.”
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
As a pharmaceutical manufacturer and distributor, we are subject to extensive regulation by the federal government, principally the FDA and the Drug Enforcement Administration, as well as by state governments. The FDCA, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 (the “Generic Drug Act”), and other federal, state and local statutes and regulations govern the testing, manufacture, safety, labeling, storage, disposal, tracking, recordkeeping, approval, advertising and promotion (including to the healthcare community) of our products. The Generic Drug Act, a result of legislative hearings and investigations into the generic drug approval process, is particularly relevant to our business. Under the Generic Drug Act, the FDA is authorized to impose debarment and other penalties on individuals and companies that commit illegal acts relating to the generic drug approval process. In some situations, the Generic Drug Act requires the FDA not to accept or review for a period of time any ANDAs submitted by a company that has committed certain violations and provides for temporary denial of approval of such ANDAs during its investigation. Additionally, non-compliance with other applicable regulatory requirements may result in fines, perhaps significant in amount, and other sanctions imposed by courts and/or regulatory bodies, including the initiation of product seizures, product recalls, injunctive actions and criminal prosecutions. From time to time, we have voluntarily recalled our products and may do so in the future. In addition, administrative remedies may involve the refusal of the government to enter into supply contracts with, and/or to approve NDAs and ANDAs of, a non-complying entity. The FDA also has the authority to withdraw its approval of drugs in accordance with statutory procedures.
Because of the chemical ingredients of pharmaceutical products and the nature of the manufacturing process, the pharmaceutical industry is subject to extensive environmental laws and regulation and the risk of incurring liability for damages and/or the costs of remedying environmental problems. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge or accident occurred or if we were to discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, then we could be liable for cleanup, damages or fines, which could have a material adverse effect on our business, financial position, results of operations, and cash flow. In the future, we may be required to increase expenditures in order to remedy environmental problems and/or comply with changes in applicable environmental laws and regulations. We could also become a party to environmental remediation investigations and activities. These obligations may relate to sites that we currently or in the future may own or lease, sites that we formerly owned or operated, or sites where waste from our operations was disposed. Additionally, if we fail to comply with environmental regulations to use, discharge or dispose of hazardous materials appropriately or otherwise to comply with the provisions of our operating licenses, the licenses could be revoked, and we could be subject to criminal sanctions and/or substantial civil liability or be required to suspend or modify our manufacturing operations. We currently operate in New Jersey, New York, California, Connecticut and Michigan, which are often recognized for having very aggressive public health and environmental protection laws. We also operate in India, where environmental, health and safety regulations are developing and expanding, and we cannot determine how these laws will be implemented and the impact of such regulation on our Indian operations. We may in the future establish or acquire operations in other jurisdictions, subject to equally or more stringent laws and regulations. Stricter environmental, safety and health laws and enforcement policies could result in substantial costs and liabilities to us, and could subject our handling, manufacture, use, reuse or disposal of substances or pollutants to more rigorous scrutiny than is currently the case. Consequently, compliance with these laws could result in significant capital expenditures, as well as other costs and liabilities, which could materially adversely affect us.

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (the “FTC”) and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation or the manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The potential for FTC investigations and litigation and private-party lawsuits associated with arrangements between brand and generic drug manufacturers could adversely affect our business. In recent years, the FTC has expressed its intention to take aggressive action to challenge settlements that include an alleged payment from the brand company to the generic company (so-called “pay for delay” patent litigation settlements) and to call on legislators to pass stronger laws prohibiting such settlements. In 2013, the U.S. Supreme Court held that certain of such settlements could violate anti-trust laws and must be evaluated under a “rule of reason” standard of review. We are currently, and we have been in the past, and may be in the future, the subject of investigation and litigation by the FTC in which violations of antitrust laws are alleged stemming from our settlement of patent litigation with brand pharmaceutical companies and other activities. This litigation has also resulted, and may in the future result, in follow-on litigation against us by private plaintiffs alleging similar claims. We could be subject to similar investigations and litigation in the future, which would likely result in substantial costs and divert our management’s attention and resources and could have a material adverse effect on our business activities and condition (financial or otherwise). For more information on our material pending litigation, please see Item 3 - “Legal Proceedings”, elsewhere in this Annual Report on Form 10-K.
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
Investigations and litigation concerning the calculation of average wholesale prices may adversely affect our business.
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
On January 28, 2014, we settled the claims brought by the State of Kansas for $1.8 million. On February 5, 2014, we settled the claims brought by the State of Utah for $2.1 million. On June 2, 2014, we settled the claims brought by the State of Illinois for $28.5 million. For the status of the the pending Wisconsin state law qui tam action brought by Peggy Lautenschlager and Bauer & Bach, LLC, please see Item 3 - “Legal Proceedings - Industry Related Matters” elsewhere in this Annual Report on Form 10-K.
We can give no assurance that we will be able to settle the current or future actions on terms that we deem reasonable, or that such settlements or adverse judgments, if entered, will not exceed the amount of any reserve. Accordingly, such actions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Investigations and litigations related to allegations that our sales and marketing practices caused providers of pharmacy services to substitute or switch prescriptions written for specific drug formulations may adversely affect our business.
At various times between 2006 and 2010, the Attorneys General of Florida, Indiana and Virginia and the United States Office of Personnel Management issued subpoenas to us, and the Attorneys General of Michigan, Tennessee, Texas, and Utah issued civil investigative demands to us. These demands pertained to allegations that certain of our sales and marketing practices caused providers of pharmacy services to substitute or switch prescriptions written for specific drug formulations under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza. The DOJ intervened in this action on July 8, 2011 and filed a separate complaint against us on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. See Item 3, “Legal Proceedings”, elsewhere in this Annual Report on Form 10-K.
If the plaintiffs in any of these or future actions are ultimately successful, it could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.
Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our information technology infrastructure, and as a result we are managing independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.
Our future success depends on our ability to attract and retain key employees and consultants.
Our future success depends, to a substantial degree, upon the continued service of the key members of our management team. The loss of the services of key members of our management team, or their inability to perform services on our behalf, could have a material adverse effect on our business, condition (financial and other), prospects and results of operations. Our success also depends, to a large extent, upon the contributions of our sales, marketing, scientific and quality assurance staff. We compete for qualified personnel against other brand and generic pharmaceutical manufacturers, who may offer more favorable employment opportunities. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we could experience constraints that would adversely affect our ability to sell and market our products effectively, to meet the demands of our strategic partners in a timely fashion and to support research and development programs. In particular, sales and marketing efforts depend on the ability to attract and retain skilled and experienced sales, marketing and quality assurance representatives. Although we believe that we have been successful in attracting and retaining skilled personnel in all areas of our business, we cannot provide assurance that we can continue to attract, train and retain such personnel. Any failure in this regard could limit the rates at which we generate sales and develop or acquire new products.
We depend on our ability to protect our intellectual property and proprietary rights. We cannot be certain of our ability to keep confidential and protect such rights.
Our success depends on our ability to protect and defend the intellectual property rights associated with our current and future products. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to, or that may be confused with, our products, and our generic competitors may obtain regulatory approval to make and distribute generic versions of our branded products. Some patent applications in the United States are maintained in secrecy or are not published until the resulting patents issue. We also cannot be certain that patents will be issued with respect to any of our patent applications or that any existing or future patents issued to or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated, circumvented or held unenforceable in proceedings commenced by our competitors or other third parties. Furthermore, our patent rights may not prevent or limit our present and future competitors from developing, making, importing, using or commercializing products that are functionally similar to our products. We rely particularly on trade secrets, trademarks, unpatented proprietary expertise and continuing innovation that we seek to protect, in part, by registering and using marks, and, with regard to other intellectual property, by entering into confidentiality agreements with licensees, suppliers, employees, consultants and other parties. This is done in large part because few of our products are protected by patents. We cannot provide assurance that these agreements will not be breached or circumvented. We also cannot be certain that we will have recourse to adequate remedies in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not be independently developed or otherwise become known by our competitors or, if patents are not issued with respect to internally-developed products, that we will be able to maintain the confidentiality of information relating to these products. In addition, efforts to ensure our intellectual property rights can be costly, time-consuming and/or ultimately unsuccessful.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting obligations on our indebtedness.
We currently have a substantial amount of indebtedness. As of December 31, 2014, on an as-adjusted basis giving effect to the funds borrowed to fund the Dividend Recapitalization, our total debt was $2,351 million (excluding original issue discount or upfront payments), with unused commitments of $150 million under the Senior Credit Facilities. We may also incur significant additional indebtedness in the future.
Subject to the limits contained in the credit agreement governing the Senior Credit Facilities and the indenture governing the Notes, as amended (the “Securities Act”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to this high level of debt could intensify. Specifically, the high level of debt could have important consequences, including, but not limited to:

•	making it more difficult for us to satisfy its obligations with respect to our debt;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Senior Credit Facilities, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the indenture that governs the Notes and the credit agreement governing the Senior Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.
Our leveraged business model includes constituents (e.g., the Sponsor and debt holders) that by the nature of their relationship to our enterprise may have different points of view on the use of company resources as compared to our management. The financial and contractual obligations related to our debt also represent a natural constraint on any intended use of company resources.
The terms of the credit agreement governing the Senior Credit Facilities and the indenture governing the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture governing the Notes and the credit agreement governing the Senior Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

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

In addition, the restrictive covenants in the credit agreement governing the Senior Credit Facilities require us to maintain a specified financial ratio if there are outstanding borrowings under the revolving credit facility portion of the Senior Credit Facilities. Our ability to meet those financial ratios can be affected by events beyond our control.

A breach of the covenants under the indenture governing the Notes or under the credit agreement governing the Senior Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies which could have a material adverse effect on our business, operations and financial results. In addition, an event of default under the credit agreement governing the Senior Credit Facilities would permit the lenders under the Senior Credit Facilities to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Senior Credit Facilities, those lenders could proceed against the collateral granted to them to secure that indebtedness which could force us into bankruptcy or liquidation. In the event our lenders or noteholders accelerate the repayment of the borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under the credit agreement governing the Senior Credit Facilities or the indenture governing the Notes or the exercise by the applicable lenders of their rights under the related security documents would likely have a material adverse effect on us. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing the Senior Credit Facilities and the indenture governing the Notes restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations, including our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under the Senior Credit Facilities could terminate their commitments to loan us money and foreclose against the assets securing the borrowings; and

•	we could be forced into bankruptcy or liquidation.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control.

We are a holding company, and as such have no independent operations or material assets other than our ownership of equity interests in our subsidiaries, and our subsidiaries’ contractual arrangements with customers, and we will depend on our subsidiaries to distribute funds to us so that we may pay our obligations and expenses. Our ability to make scheduled payments on, or to refinance our respective obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances to us, which in turn will depend on our subsidiaries' future operating performance and on economic, financial, competitive, legislative, regulatory and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure our creditors that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our respective obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure our creditors that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indenture governing the Notes and the credit agreement governing the Senior Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the related risks that we and the guarantors now face could intensify.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Senior Credit Facilities are at variable rates of interest and expose us to interest rate risk. The Senior Credit Facility includes a London Inter-Bank Offered Rates (“LIBOR”) floor of 1.00%, which at December 31, 2014 is in excess of LIBOR which at December 31, 2014 was 0.25% for an interest period of three months. The interest period can be set at one, two, three, or six months as selected by us, in accordance with the terms of the Senior Credit Facilities. If the three month LIBOR spot rate were to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned. If the specified LIBOR rate were to increase above 1.00%, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. An increase of 0.125% over the 1.00% floor previously mentioned would result in an approximate increase of $1.0 million in our annual interest expense associated with the Senior Credit Facilities.
During 2013 and 2014, we entered into derivatives to hedge the variable cash flows associated with existing variable-rate debt under the credit agreement governing the Senior Credit Facilities beginning as of September 30, 2013. Our objective in using interest rate derivatives is to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we entered into interest rate caps. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2014, we had eight outstanding interest rate caps with two counterparties with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. The derivatives had a combined notional value of $750.0 million, all with effective dates as of either September 30, 2013 or 2014 and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the credit agreement governing the Senior Credit Facilities, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.8% at December 31, 2014. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to the credit agreement governing the Senior Credit Facilities. In addition, amounts reported in “Accumulated other comprehensive loss” on our consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under credit agreement governing the Senior Credit Facilities. Approximately 35% of our total outstanding debt at December 31, 2014 remains subject to variability in cash flows attributable to changes in LIBOR interest rates. During the next twelve months, we estimate that $5.8 million will be reclassified from “Accumulated other comprehensive loss” on our consolidated balance sheet at December 31, 2014 to interest expense.
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
The Notes and the term loans under our Senior Credit Facilities have been rated by Moody’s and Standard & Poor’s and may in the future be rated by additional rating agencies. On February 9, 2015, Standard & Poor’s affirmed our Corporate Credit Rating and outlook at B/Stable, while Moody’s affirmed our Corporate Family Rating at B2 and changed our rating outlook to stable from negative.  These actions were taken after each rating agency reassessed our risk profile in conjunction with the Dividend Recapitalization and the related additional borrowings.  Any ratings assigned to our debt could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Any such fluctuation in the ratings of the Company may impact our ability to access debt markets in the future or increase the cost of future debt which could have a material adverse effect on the operations and financial condition of the Company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.  Properties

Location	Use	Square feet	Owned/Leased	Expiration of Lease
Chestnut Ridge, NY	Manufacturing	120,000	Owned
Chestnut Ridge, NY	Quality, Administrative	40,000	Owned
Chestnut Ridge, NY	Future Administrative and Manufacturing	135,000	Owned
Chestnut Ridge, NY	Research	57,000	Leased	December 2024
Montebello, NY	Distribution	190,000	Leased	January 2024
Woodcliff Lake, NJ	Administrative	61,000	Leased	March 2016
Parsippany, NJ	Administrative	19,000	Leased	July 2021
Irvine, CA	Administrative, Quality, Manufacturing	40,500	Leased	March 2016
Irvine, CA	Manufacturing, Warehouse	40,700	Leased	December 2017
Irvine, CA	Research	26,800	Leased	August 2018
Rochester, MI	Manufacturing	140,000	Owned
Rochester, MI	Warehouse	44,000	Owned
Rochester, MI	Quality, Research	65,000	Owned
Rochester, MI	Utilities	11,650	Owned
Rochester, MI	Administrative	59,500	Owned
Chennai, India	Manufacturing, Research, Administrative	95,000	Owned
Watford, UK	Administrative	1,000	Leased	November 2015
We believe that our owned and leased properties are sufficient in size, scope and nature to meet our anticipated needs for the reasonably foreseeable future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition” and Notes to Consolidated Financial Statements — Note 19 — “Commitments, Contingencies and Other Matters.”
Par Pharmaceutical is managed and/or served out of all the properties noted above. Par Specialty is managed and/or served out of certain of the New York and New Jersey properties noted above.
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
Patent related matters
On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the U.S. Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents. On September 28, 2009, the USPTO’s Patent Trial and Appeal Board

(“PTAB”) affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the ‘981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the ’392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
Unimed and Laboratories Besins Iscovesco filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock’s submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs’ claims of sham litigation. On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court’s decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. On December 20, 2007, Santarus and Missouri filed a second lawsuit alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The complaints generally sought (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 20, 2008, plaintiffs amended their complaint to add U.S. Patent Nos. 6,780,882 and 7,399,722. On April 14, 2010, the District Court ruled in our favor, finding that the plaintiffs’ patents were invalid as being obvious and without adequate written description. On July 1, 2010, we launched our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus and Missouri appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents. On September 4, 2012, the Court of Appeals reversed the District Court’s finding of invalidity and remanded to the District Court for further proceedings, and we ceased further distribution of our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus was acquired by Salix Pharmaceuticals, Inc. on January 2, 2014. On September 22, 2014, we entered into a settlement agreement with Salix, Santarus and Missouri to resolve all claims relating to this matter, and the dismissal stipulation was entered on September 26, 2014. As part of the settlement, Salix, Santarus and Missouri released all claims against us in exchange for a payment of $100 million. We recorded a charge of $91.0 million in the third quarter of 2014 in addition to the $9.0 million previously accrued.
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
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. (“Avanir”) filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,115 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. On September 12, 2012, Avanir filed an additional complaint against us, adding U.S. Patent No. 8,227,484 to the case. A bench trial was held from September 9-13 and October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. On August 20, 2014, the Court issued an order requiring that Avanir delist the ‘115 patent, leaving only the

‘484 and ‘282 to be addressed on appeal. We filed our notice of appeal following resolution of the delisting claim on September 12, 2014. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. (“TWi”) of Taiwan in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ‘576 patent invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond. On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond. We intend to continue to vigorously pursue our case.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 (subsequently adding U.S. Patent Nos. 8,415,395 and 8,415,396) because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. On August 30, 2013, Takeda filed a second complaint in view of the same filing adding to the dispute U.S. Patent Nos. 7,906,519; 7,935,731; 7,964,648; 8,093,297; and 8,093,298. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. We intend to defend these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. (“Purdue”) and Transcept Pharmaceuticals (“Transcept”) filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 24, 2014, we reached an agreement with Purdue and Transcept to stay our case contingent upon our agreement to be bound by the District Court’s decision in Transcept’s trial against Actavis and Novel Laboratories, which commenced December 1, 2014.
On December 19, 2012, Endo Pharmaceuticals and Grünenthal GmbH filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,114,383; 8,192,722; 8.309, 060; 8,309,122; and 8,329,216 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oxymorphone hydrochloride extended release tablets 40 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 7, 2014, Endo and Mallinckrodt sued us on the same filing in the U.S. District Court for the District of Delaware, adding U.S. Patent Nos. 8,808,737 and 8,871,779 to the case. On January 15, 2015, the case in the Southern District of New York was dismissed by stipulation. We intend to defend the action in the District of Delaware vigorously.
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. We assumed the rights to this ANDA. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 22, 2013, Novartis filed an additional complaint in view of our submission of an ANDA supplement containing a Paragraph IV certification adding the 13.3 mg/24 hr. strength. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1-2, 2014. On June 27, 2014, we filed a declaratory judgment action against Novartis in the same Court regarding all strengths, seeking judgment of non-infringement and invalidity on all asserted patents in view of all strengths embraced by our ANDA. On August 29, 2014, the Court in the first action entered judgment in our favor, finding that we do not infringe the asserted patents. On October 7, 2014, the Court entered judgment in our favor on the declaratory judgment complaint. On October 20, 2014 and October 30, 2014, Novartis filed notices of appeal to the U.S. Court of Appeals for the Federal Circuit from both the original case as well as the complaint initiated on the ANDA supplement. On November 7, 2014, Novartis filed an appeal from the declaratory judgment decision. We intend to defend these actions vigorously.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. On October 9, 2014, the parties entered into a settlement agreement resolving the dispute and allowing us to launch our generic lubiprostone product on January 1, 2021, or earlier in certain circumstances. The consent judgment terminating the case was entered December 2, 2014.
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
On June 21, 2013, we, along with Alkermes Pharma Ireland Limited (Elan), filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware. In the complaint, we allege infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A stipulation to stay the proceedings was entered on July 22, 2014. We intend to prosecute this infringement case vigorously.
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
On August 20, 2013 and April 4, 2014, MonoSol RX and Reckitt Benckiser filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,017,150, 8,475,832 and 8,603,514, because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaints seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 31, 2014, the plaintiffs filed a complaint on the same ANDA filing, adding U.S. Patent Nos. 8,900,497 and 8,906,277. We intend to defend these actions vigorously.
On December 27, 2013, Jazz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,472,431; 6,780,889; 7,262,219; 7,851,506; 8,263,650; 8,324,275; 8,461,203; 7,668,730; 7,765,106; 7,765,107; 7,895,059; 8,457,988; and 8,589,182 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 500mg/ml sodium oxybate oral solution. On August 15, 2014, October 10, 2014, and January 8, 2015, Jazz filed additional complaints against us in view of the same ANDA filing, adding U.S. Patent Nos. 8,731,963; 8,772,306; and 8,859,619, respectively, to the case. The complaints seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On January 21, 2014, Lyne Laboratories, Fresenius USA Manufacturing and Fresenius Medical Care Holdings filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The complaint alleges infringement of U.S. Patent Nos. 8,591,938 and 8,592,480 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 169mg/5ml calcium acetate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case has been settled on confidential terms with a stipulation of dismissal, which we expect will be entered by the Court presently.
On February 14, 2014 and August 15, 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and Adamas Pharmaceuticals, Inc., filed lawsuits against us and our Anchen subsidiary in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,039,009; 8,168,209; 8,173,708; 8,283,379; 8,329,752; 8,362,085; and 8,598,233 because we submitted ANDAs with Paragraph IV certifications to the FDA for approval of 7, 14, 21, and 28 mg memantine hydrochloride extended release capsules. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On January 14, 2015, a joint stipulation of dismissal was entered in the case pursuant to a confidential settlement agreement between the parties.
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
On August 6, 2014, Prometheus Labs filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,284,770 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.5 and 1.0 mg alosetron hydrochloride tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 17, 2014, the court stayed our case pending the outcome of the appeal of the first Paragraph IV filer’s victory in the District Court.
On August 19, 2014, Hospira, Inc. filed a declaratory judgment complaint against the FDA in the U.S. District Court for the District of Maryland in view of the FDA’s approval of our ANDA for dexmedetomidine hydrochloride injection, concentrate (100 mcg/ml) vials pursuant to our submission and statement under section viii. On August 20, 2014, we moved to intervene in the case on the side of the FDA. On August 25, 2014, we filed a declaratory judgment complaint against Hospira, Inc. in view of U.S. Patent No. 6,716,867 in the U.S. District Court for the District of New Jersey. On September 5, 2014, the Maryland Court ruled in favor of the FDA, Par and joint intervenor Mylan, Inc. on summary judgment, and Hospira, Inc. and its intervenor/co-complainant Sandoz appealed that judgment to the U.S. Court of Appeals for the Fourth Circuit. On October 29, 2014, all parties stipulated jointly to a dismissal of all of the cases (Maryland, New Jersey, and the Fourth Circuit) pursuant to a confidential settlement agreement.
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
On November 19, 2014, we filed a declaratory judgment action against GlaxoSmithKline and Aptalis in the U.S. District Court for the Eastern District of Pennsylvania, seeking declaratory judgment of non-infringement and invalidity of U.S. Patent No. 7,919,115 in view of our April 11, 2012 submission of an ANDA with a Paragraph IV certification to the FDA seeking approval for lamotrigine orally disintegrating tablets 25, 50, 100, and 200 mg. On January 30, 2015, the consent judgment was entered.
Under a Development and Supply Agreement between Pharmaceutics International, Inc. (“PII”) and Par Sterile, PII agreed to develop and manufacture, and Par Sterile agreed to market and sell, certain pharmaceutical products, including zoledronic acid, the generic version of Zometa® and Reclast®. Under the Agreement, the parties agreed to share equally all mutually agreed expenses and costs of Paragraph IV proceedings related to the product, including any costs and expenses related to any mutually agreed upon settlement. On February 20, 2013, Novartis Pharmaceuticals Corporation filed a lawsuit against PII, along with several other defendants, in the U.S. District Court for the District of New Jersey, for filing ANDAs with Paragraph IV certifications seeking FDA approval of both zoledronic acid eq 4 mg base/5 ml vials and zoledronic acid eq 5 mg base/100 ml bottles. The complaint alleges, among other things, that the sale of generic versions of Reclast® and Zometa® would infringe one or more of U.S. Patent Nos. 8,324,189; 7,932,241; and 8,052,987 and seeks (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. On March 1, 2013, the District Court denied Novartis’s request for a temporary restraining order against PII and the other defendants. On March 4, 2013, Par Sterile began distribution of PII’s generic Zometa® product and began distribution of the generic Reclast® product in December 2013. On December 3, 2014, in view of the foregoing, Novartis sued Par Sterile in the same court, seeking (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. We intend to defend this action vigorously.
On December 18, 2014, and January 23, 2015, Novartis Pharmaceuticals Corporation and Novartis AG filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 5,665,772; 7,297,703; and 7,741,338 518 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2.5, 5, 7.5, and 10 mg everolimus tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On January 16, 2015, Supernus Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; and 8,877,248 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 25, 50, 100, and 200 mg topiramate extended release capsules. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 21, 2015, Tris Pharma, Inc., filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,062,667; 8,287,903; 8,465,765; 8,563,033; and 8,778,390 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5 mg/ml methylphenidate hydrochloride extended release oral suspension. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On February 2, 2015, Cosmo Technologies, Ltd and Santarus, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,410,651; 7,431,943; 8,293,273; 8,784,888; 8,895,064; and RE43,799 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 9 mg budesonide tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 20, 2015, Ferring Pharmaceuticals, Inc. and Ferring International Center S.A. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,450,338 and 8,481,083 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 10/3.5/12 g sodium picosulfate/magnesium oxide/citric acid packets for oral solution. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 26, 2015, Shire, LLC filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. RE41,148 and RE42,096 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, and 25 mg mixed amphetamine salts extended release capsules. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On March 6, 2015,  BioMarin Pharmaceutical Inc. and Merck & Cie filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 7,566,462; 7,566,714; 7,612,073; 7,727,987; 8,003,126; 8,067,416; RE43,797; and 8,318,745 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 100 mg sapropterin dihydrochloride oral tablets.  The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.

Industry related matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. During the year ended December 31, 2013, we recorded $25.7 million as “Settlements and loss contingencies, net” on the consolidated statements of operations as we continued to periodically assess and estimate our remaining potential liability. On January 28, 2014, we settled the claims brought by the State of Kansas for $1.8 million. On February 5, 2014, we settled the claims brought by the State of Utah for $2.1 million. On June 2, 2014, we settled the claims brought by the State of Illinois for $28.5 million, including attorneys’ fees and costs. The amounts provided for 2013 represents the amounts settled, less amounts previously accrued. Other than as described below, all of the above AWP cases against the Company have been concluded.
On February 17, 2014, the Dane County Circuit Court for the State of Wisconsin dismissed the state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC. On June 12, 2014, the Dane County Circuit Court denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal on the merits, without prejudice. The plaintiffs subsequently appealed the ruling, and on September 22, 2014, the Wisconsin Court of Appeals dismissed the plaintiffs’ appeal. On August 11, 2014, plaintiffs filed a similar AWP qui tam action under seal in the Dane County Circuit Court, and the State of Wisconsin declined to intervene on December 19, 2014. On January 13, 2015, the Dane County Circuit Court unsealed the complaint. We intend to vigorously defend this lawsuit.
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
Other
On March 19, 2009, we were served with a subpoena by the DOJ requesting documents related to Par Specialty’s marketing of Megace® ES. The subpoena indicated that the DOJ was investigating promotional practices in the sales and marketing of Megace® ES. We cooperated with the DOJ in this inquiry. On March 5, 2013, we entered into a settlement agreement with the DOJ that terminated the DOJ’s investigation. The settlement agreement provided for our payment of $45.0 million (plus interest and fees) and included a plea agreement with the New Jersey Criminal Division of the DOJ in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the DOJ, a state settlement encompassing forty-nine states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation. The Company accrued for the settlement in the period from January 1, 2012 through September 28, 2012 (Predecessor). The settlement was paid in 2013.
On August 6, 2014, we received a subpoena from the Office of the Attorney General of the State of Connecticut requesting documents related to our agreement with Covis Pharma S.a.r.l. to distribute an authorized generic version of Covis’s Lanoxin® (digoxin) oral tablets. We completed our response on October 28, 2014.
On December 5, 2014, we received a subpoena from the Antitrust Division of the DOJ requesting documents related to communications with competitors regarding our authorized generic version of Covis’s Lanoxin® (digoxin) oral tablets and our generic doxycycline products. We intend to cooperate fully with the Department of Justice’s inquiry.
On February 3, 2015, we received a Civil Investigative Demand from Office of the Attorney General of the State of Alaska instructing production of, among other documents, all production in the on-going lawsuit filed against us in 2009 by the Bureau of Competition for the FTC and currently on remand to the U.S. District Court for the Northern District of Georgia, described above under “Business-Legal proceedings-Patent related matters.” We intend to comply fully with the Civil Investigative Demand.
On February 9, 2015, we received a Civil Investigative Demand from the FTC instructing production of, among other documents, all documents related to our license agreement and manufacturing and supply agreement with Concordia Pharmaceuticals, Inc. relating to our sale of clonidine hydrochloride extended release tablets, the generic version of Concordia’s Kapvay®. We intend to comply fully with the Civil Investigative Demand.
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
Dividend Policy
With the exception of certain limited circumstances, payment of dividends is restricted under our Senior Credit Facilities and the indenture governing our Notes. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Financing.” We had never declared cash dividends with respect to our common stock through December 31, 2014. Refer to Note 22, Subsequent Events, for a description of a cash dividend paid in February 2015. We presently intend to reinvest our earnings in the business, going forward.

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

	As of and for the Year Ended		As of and for the Period		As of and for the Years Ended
	12/31/2014	12/31/2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	12/31/2011	12/31/2010
	(In Thousands, Except Per Share Amounts)
Income Statement Data:	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues:
Net product sales	$1,278,106	$1,062,453	$237,338	$780,797	$887,495	$980,631
Other product related revenues	30,515	35,014	8,801	23,071	38,643	28,243
Total revenues	1,308,621	1,097,467	246,139	803,868	926,138	1,008,874
Cost of goods sold, excluding amortization expense	643,851	595,166	157,893	431,174	526,288	620,904
Amortization expense	185,655	184,258	42,801	30,344	13,106	14,439
Total cost of goods sold	829,506	779,424	200,694	461,518	539,394	635,343
Gross margin	479,115	318,043	45,445	342,350	386,744	373,531
Operating expenses:
Research and development	119,095	100,763	19,383	66,606	46,538	50,369
Selling, general and administrative	181,136	155,164	45,525	165,604	173,378	192,504
Intangible asset impairment	146,934	100,093	—	5,700
Settlements and loss contingencies, net	90,107	25,650	10,059	45,000	190,560	3,762
Restructuring costs	5,413	1,816	241	—	26,986	—
Total operating expenses	542,685	383,486	75,208	282,910	437,462	246,635
(Loss) gain on sale of product rights and other	(3,042)	—	—	—	125	6,025
Operating (loss) income	(66,612)	(65,443)	(29,763)	59,440	(50,593)	132,921
Gain on bargain purchase	—	—	5,500	—	—	—
Loss on debt extinguishment	(3,989)	(7,335)	—	—	—	—
Gain on marketable securities and other investments, net	—	1,122	—	—	237	3,459
Interest income	18	87	50	424	736	1,257
Interest expense	(108,427)	(95,484)	(25,985)	(9,159)	(2,676)	(2,905)
Other income	500	—	—	—	—	—
(Loss) income from continuing operations before provision for income taxes	(178,510)	(167,053)	(50,198)	50,705	(52,296)	134,732
(Benefit) provision for income taxes	(72,993)	(61,182)	(17,653)	29,530	(5,996)	41,980
(Loss) income from continuing operations	(105,517)	(105,871)	(32,545)	21,175	(46,300)	92,752
Discontinued operations:			—	—	—	—
Provision (benefit) for income taxes	—	—	—	—	(20,155)	21
Income (loss) from discontinued operations	—	—	—	—	20,155	(21)
Net (loss) income	(105,517)	(105,871)	(32,545)	21,175	(26,145)	92,731
Balance Sheet Data:
Working capital	$375,246	$206,606	$97,278		$271,709	$365,537
Property, plant and equipment, net	217,314	127,276	131,630		97,790	71,980
Total assets	3,007,134	2,637,569	2,840,613		1,231,453	783,232
Long-term debt, less current portion	1,904,069	1,516,057	1,531,813		323,750	—
Total stockholders’ equity	561,066	548,057	645,095		609,581	628,444

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

COMPANY OVERVIEW
Par Pharmaceutical Companies, Inc. (the “Company,” “we,” “us” or “our”) is a leading U.S. pharmaceutical company specializing in developing, licensing, manufacturing, marketing and distributing generic drugs. As of December 31, 2014, we have a generics portfolio of approximately 95 products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids (tablets, orally disintegrating tablets, capsules and powders), injectables, nasal sprays, ophthalmics and transdermal patches. Our focus is on high barrier-to-entry generic products that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. We operate primarily in the United States in two business segments: Par Pharmaceutical, which includes generic products marketed under Par Pharmaceutical and sterile products marketed under Par Sterile, and Par Specialty, which markets two branded products, Nascobal® Nasal Spray and Megace® ES.
Our ability to generate economic value and create adequate returns for our owners depends largely on our ability to successfully commercialize our existing products and to introduce new products at prices that generate adequate gross margins. Our approach to product development is to target high barrier to entry, first-to-file or first-to-market generic product opportunities. When an abbreviated new drug application (“ANDA”) is filed with the U.S. Food and Drug Administration (“FDA”) for approval as a generic equivalent of a branded drug, the filer must certify that (i) no patents are listed with the FDA covering the corresponding branded product, (ii) the listed patents have expired, (iii) any patent listed with the FDA as covering the branded product is about to expire, in which case the ANDA will not become effective until the expiration of such patent, or (iv) the patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of the new drug for which the ANDA is filed (commonly known as a Paragraph IV certification). A “first-to-file” ANDA refers to the first ANDA filed containing a Paragraph IV certification referencing the corresponding branded product patents, which offers the opportunity for 180 days of generic marketing exclusivity if the ANDA is approved by the FDA and we are successful in litigating the patent challenge. A “first-to-market” product opportunity refers to a product that is the first marketed generic equivalent of a branded product for reasons apart from statutory marketing exclusivity, such as the generic equivalent of a branded product that is difficult to formulate or manufacture. We generally focus on pursuing first-to-file and first-to-market product opportunities, because the first generic equivalent of a branded product to be commercialized often captures a substantial share of the generic market.

Merger Overview
Par Pharmaceutical Companies, Inc. was acquired on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation (“Holdings”). Holdings changed its name to Par Pharmaceutical Holdings, Inc. in March 2015. Holdings and its subsidiaries were formed by investment funds affiliated with TPG Capital, L.P. (“TPG” and, together with certain affiliated entities, collectively, the “Sponsor”). The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Merger”). Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings. After that time, we continued our operations as a specialty generic pharmaceutical company, except that we ceased to be a public company, and our common stock ceased to be traded on The New York Stock Exchange. Holdings is a holding company with no operations of its own and has no ability to service interest or principal payments other than through any dividends it may receive from the Company. We have prepared separate analyses of our consolidated operating results, financial condition and liquidity for 2014 (Successor) as compared to 2013 (Successor), and for 2013 (Successor) as compared to the combined 2012 (Predecessor period from January 1, 2012 through September 28, 2012 plus Successor period from September 29, 2012 through December 31, 2012).
To finance the Merger, the Sponsor arranged for an offering of $490 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding indebtedness of the Company (Predecessor) and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,436 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”) at December 31, 2014. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
The Merger had a significant impact on our financial condition, and our results of operations are significantly different after September 28, 2012. For instance, as a result of the Merger, our borrowings and interest expense significantly increased. Also, the application of acquisition method accounting as a result of the Merger required that our assets and liabilities be adjusted to their fair value, which resulted in an increase in our depreciation and amortization expense. Excess of purchase price over the fair value of our net assets and identified intangible assets was allocated to goodwill. Further, the Merger impacted our organizational structure. These changes to our organizational structure and the impact of the Merger discussed above could significantly affect our income tax expense.

Recent Developments
Our recent achievements include our acquisition of Par Sterile, submitting 30 new ANDA filings during 2014, and launching several significant products, including amlodipine/valsartan tablets, dexmethylphenidate, and omega-3-acid ethyl esters oral capsules.
On February 20, 2014, we completed our acquisition of JHP Group Holdings, Inc. (“JHP”) and its subsidiaries, a privately-held, leading specialty pharmaceutical company that develops, manufactures and commercializes sterile injectable and aseptic products and operates principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which has been renamed Par Sterile Products, LLC. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP, in which JHP was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “Par Sterile Acquisition”). The consideration for the Par Sterile Acquisition consisted of $487 million in cash, after finalization of certain customary working capital adjustments. We financed the Par Sterile Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395 million and an equity contribution of $110 million from certain investment funds associated with TPG.
Among the primary reasons we acquired Par Sterile and the factors that contributed to the preliminary recognition of goodwill were that the Par Sterile Acquisition immediately expanded our presence into the rapidly growing market for injectables and other sterile products. The result is a broader and more diversified product portfolio and an expanded development pipeline. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which had been submitted for approval to the FDA at the time of the Par Sterile Acquisition. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. With its high-barrier-to-entry products, Par Sterile represents a complement to our strategy and product line. Par Sterile also has a reputation for high-quality products and a strong record of regulatory compliance, which had driven its steady revenue growth prior to our acquisition. Our Par Sterile manufacturing facility in Rochester, Michigan, has the capability to manufacture small-scale clinical through large-scale commercial products.
Our recent achievements also included significant product launches, as noted above, execution of several business development agreements, and passing all FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
In January 2013, we initiated a restructuring of Par Specialty Pharmaceuticals in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S Department of Justice's investigation of Par Specialty's marketing of Megace® ES, discussed below. We reduced our Par Specialty workforce by approximately 70 people, with the majority of the reductions in the sales force. The remaining Par Specialty sales force has been reorganized into a single sales team of approximately 60 professionals who will focus their marketing efforts principally on Nascobal® Nasal Spray. In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts.
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
We also entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the United States Department of Health and Human Services (OIG). In exchange for agreeing to enter into the CIA, we received assurance that the OIG will not exercise its ability to permissively exclude the Company from doing business with the Federal government. The CIA includes such requirements as enhanced training time, enhanced monitoring of certain functions, and annual reports to the OIG through an independent review organization. Although our compliance activities increased under the CIA, we believe the terms to be reasonable and not unduly burdensome.
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The legislation imposed an annual fee on companies in the pharmaceutical manufacturing sector for each calendar year beginning in 2011 and is payable no later than September 30 of the applicable calendar year. The fee is non-tax deductible and is allocated across the industry based on the company's relative market share of applicable sales to government programs. The total annual fee is allocated among all manufacturers using the ratio of (i) the covered entity’s prescription drug sales, as defined, during the sales year to (ii) the aggregate sales, as defined, for all covered entities during the same year. At the time this legislation was enacted, the accounting for the annual fees was generally recognized in the calendar year in which the entity became obligated to pay the fee (which was determined to be the year subsequent to when the sales were incurred). Additionally, Accounting Standards Update 2010-27 provided guidance that the fee should be accounted for as an operating expense and spread ratably over the year in which it comes due. On July 28, 2014, the Internal Revenue Service (IRS) issued final regulations that provided guidance on the annual fee imposed by the PPACA. The regulations include an example calculation of the pharmaceutical fee and other references, which differ in some respects from how companies believed the fee would be determined based on previous guidance from authoritative sources in 2011. The latest IRS regulations suggested that a company is liable for the fee based on sales in the current year, instead of the liability only being due upon the first qualifying sale of the following fee year. As a result of this change, generally accepted accounting practice changed to record the fee in the period in which the sales occur. Pharmaceutical manufacturers, like us, that have recorded expense in 2014 only for the fee associated with 2013 sales needed to record a catch-up adjustment in the quarter that included July 28, 2014 (our calendar Q3

2014). Our adjustment recognized a liability for the fee payable based on 2014 sales of approximately $0.7 million, after allocation to distribution agreement partners.
During the fourth quarter of 2014, we initiated a restructuring in our Irvine location, due to a change in our product development strategy. We reduced our workforce by approximately 44 people, with the majority of the reductions in the supply chain and manufacturing operations. Going forward our supply chain and manufacturing operations in our two locations, Chennai, India and Chestnut Ridge, New York, will pursue early and mid-stage product-development. In connection with these actions, we incurred expenses for severance and other employee-related costs.

Par Pharmaceutical
Par Pharmaceutical includes generic products marketed under Par Pharmaceutical and generic and sterile products marketed under Par Sterile. The focus of Par Pharmaceutical is to develop, license, manufacture, market and distribute generic prescription drugs in an extensive range of dosage forms and delivery systems, including immediate-release oral solids and alternate dosage forms, such as extended-release oral solids, injectables, topicals, nasal sprays, ophthalmics, otics, films and transdermal patches. We target high-value, first-to-file or first-to-market product opportunities. Par Pharmaceutical’s products are primarily sold through wholesalers, retailers and mail order pharmacies. Par Sterile’s products are primarily sold through wholesalers, often via an arrangement with a group purchasing organization, prior to being dispensed at hospitals and directly administered by physicians.
Our top 10 revenue 2014 generic products accounted for approximately 50% of total consolidated revenues and a significant percentage of total consolidated gross margins for the year ended December 31, 2014. The 2014 addition of Par Sterile to our business expanded our revenue base into the specialty sterile products market, and our expanded product pipeline will further diversify our revenue base in the future.
We believe we are well positioned with our customers because of our broad portfolio of products, strong commercialization track record and presence in the generic trade. In addition, our deep experience with product development, patent litigation strategy and our strong market presence allows us to partner with smaller development organizations. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our development partners. As of the fourth quarter of 2014, we or our strategic partners had approximately 115 ANDAs pending with the FDA, which included 32 first-to-file opportunities and six potential first-to-market product opportunities.  We expect our product development efforts, including projects with development partners, will yield new ANDA filings and ultimately product launches. However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation with potentially adverse outcomes and obstacles such as citizens petitions that may delay or block our regulatory approval. No assurances can be given that we or any of our development partners will successfully complete the development of any products , that regulatory approvals will be granted for any such product, that we will be successful in challenging applicable patents on the corresponding branded product, or that any approved product will be produced in commercial quantities or sold profitably.

Par Specialty Pharmaceuticals
For Par Specialty, in the near term we plan to continue to invest in the marketing and sales of Nascobal® (cyanocobalamin, USP) Nasal Spray. In addition, we plan to continue to consider new strategic licenses and product acquisitions to expand our branded product portfolio.
Since the beginning of 2013, our brand field sales force of approximately 60 people have been focusing the majority of their detailing efforts on Nascobal® Nasal Spray. Nascobal® is a prescription vitamin B12 treatment indicated for maintenance of remission in certain pernicious anemia patients. We acquired the worldwide rights to Nascobal® from QOL Medical, LLC in 2009.
Prior to acquiring Nascobal®, we promoted Megace® ES (megestrol acetate) oral suspension as our primary branded product. We acquired FDA approval of our new drug application (“NDA”) for Megace® ES in 2005. Megace® ES is indicated for the treatment of anorexia, cachexia or any unexplained significant weight loss in patients with a diagnosis of AIDS and utilizes the Megace® brand name that we license from Bristol-Myers Squibb Company.
Since January 2013, we reduced our salesforce and curtailed our marketing of Megace® ES, as explained above under “Recent Developments.” We expect the sales decline trend for Megace® ES experienced over the last few years to continue or accelerate due to the effects of our reduced product detailing and an increasingly difficult reimbursement climate. In addition, in 2011 we sued a generic pharmaceutical manufacturer that filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES on grounds of patent infringement, and we sued a second Paragraph IV filer in 2013. On February 21, 2014, the District Court issued a decision in favor of the first generic filer, finding all asserted patent claims invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. The first generic filer has received final FDA approval of its ANDA and announced its intent to launch its generic product. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond. On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond. Any such launch of a generic version of

Megace® ES would have a material adverse impact on our brand sales of the product. For more information, please see Note 19 - Commitments, Contingencies and Other Matters: Legal Proceedings.

OTHER CONSIDERATIONS
Sales and gross margins of our products depend principally on;

i.	the extent of market penetration for our existing product line, the introduction of other products in direct competition with our products, and the pricing practices of our competitors;

ii.	our ability to successfully develop, procure regulatory approvals of, overcome legal challenges to, manufacture commercial quantities of, launch and commercialize our products;

iii.	our ability to select products for development that prove to be valuable in terms of market size, pricing dynamics and limited competition, such as first-to-file and first-to-market products;

iv.
our ability to obtain marketing exclusivity periods for our products, and the pace at which our competitors enter the market after any applicable exclusivity period ends or during our exclusivity period with authorized generic products or products with shared exclusivity, which may diminish the amount and duration of significant profits we are able to generate from any such product;

v.	our ability to obtain quality raw materials for our products at competitive prices, including the active pharmaceutical ingredients (“APIs”) necessary to manufacture our products;

vi.	the willingness of our customers to switch among generic drugs of different pharmaceutical manufacturers;

vii.	the consolidation our customer base through mergers, acquisitions and the formation of buying groups;

viii.	customer satisfaction with the breadth of our product line and with the level and quality of our customer service;

ix.	the continuation of our existing license, supply and distribution agreements and our ability to enter into new agreements; and

x.	the market acceptance of our current and future branded products and our ability to maintain patent protection of our branded products.

Net sales and gross margins derived from generic pharmaceutical products often follow a pattern based on regulatory and competitive factors that we believe to be unique to the generic pharmaceutical industry. As the patent protection for a branded product expires or is successfully challenged in court and the related exclusivity period terminates, the first generic manufacturer to receive regulatory approval from the FDA for a generic version of the product is often able to capture a substantial share of the generic market. However, the brand company may launch its own generic version of the product (an “authorized generic” product), directly or through a third party, in competition with the generic manufacturer’s version. As additional generic manufacturers receive regulatory approvals for their own generic versions of the product, the market share and the price of the generic products typically decline - often significantly and rapidly - depending on several factors, including the number and pricing strategy of competitors.
Net sales and gross margins derived from branded pharmaceutical products typically follow a different pattern. Sellers of branded products benefit from being the exclusive supplier to the market due to patent protections for the branded products. The benefits include significantly higher gross margins relative to sellers of generic pharmaceutical products. However, commercializing branded pharmaceutical products is more costly than generic pharmaceutical products. Sellers of branded pharmaceutical products often have increased infrastructure costs relative to sellers of generic pharmaceutical products and make significant investments in the development and/or licensing of these products without a guarantee that these expenditures will result in the successful development or launch of branded products that will prove to be commercially successful. Selling branded products also tends to require greater sales and marketing expenses to create a market for the products than is necessary with respect to the sale of generic products. The patents protecting a branded product's sales are also subject to attack by generic competitors. Specifically, after patent protections expire, or after a successful challenge to the patents protecting one of our branded products, generic products can be sold in the market at a significantly lower price than the branded version, and, where available, may be required or encouraged in preference to the branded version under third party reimbursement programs, or substituted by pharmacies for branded versions by law.
In addition to the substantial costs and uncertainty of product development, we incur significant legal costs in bringing our generic products to market. Litigation concerning patents and proprietary rights is often protracted and expensive, and the outcome of such suits is inherently uncertain. Pharmaceutical companies with patented branded products usually sue companies that seek approval to produce generic forms of their products for alleged patent infringement or other violations of intellectual property rights, which subjects the generic companies to expensive, protracted litigation that delays and may prevent the entry of such generic products into the market. In the case of an ANDA filed with a Paragraph IV certification, the overwhelming majority are subject to litigation by the brand company, because bringing suit triggers a 30-month statutory delay of FDA approval of the ANDA. Because we focus on developing first-to-file, Paragraph IV products, we are subject to a significant number of protracted and costly patent litigations, which can result in a substantial delay in, or prevent, the approval and sale of our generic products, which could have a material adverse effect on our business, financial condition, prospects and results of operations.

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating (loss) income information for our Par Pharmaceutical generic products segment and our Par Specialty branded products segment are detailed below. Additionally, we have prepared discussion and analysis of the combination of the periods (a) September 29, 2012 to December 31, 2012 (Successor), and (b) January 1, 2012 to September 28, 2012 (Predecessor), on a combined basis (labeled “Total”) for purposes of comparing 2013 with 2012. Such combination was performed by mathematical addition and does not comply with GAAP. The data is being presented for analytical purposes only.
Please note that our discussion of certain financial information for the year ended December 31, 2012 includes data from the “Predecessor” period, which covers the period preceding the Merger (January 1, 2012 to September 28, 2012) and data from the “Successor” period, which covers the period from September 29, 2012 to December 31, 2012, on a combined basis. Although this presentation of financial information on a combined basis does not comply with U.S. generally accepted accounting principles (“GAAP”), we believe it provides a reasonable method of comparison to the other periods presented in this Annual Report on Form 10-K. The data is being presented for analytical purposes only. Combined operating results (i) have not been prepared on a pro forma basis as if the Merger occurred on the first day of the period, (ii) may not reflect the actual results we would have achieved absent the Merger and (iii) may not be predictive of future results of operations.

Revenues (2014 compared to 2013)

Total revenues of our top selling products were as follows ($ in thousands):

	For the Year Ended
	December 31, 2014	December 31, 2013	$ Change
Product	(Successor)	(Successor)
Par Pharmaceutical
Budesonide (Entocort® EC)	$142,853	$198,834	$(55,981)
Bupropion ER (Wellbutrin®)	84,467	45,403	39,064
Propafenone (Rythmol SR®)	75,966	70,508	5,458
Amlodipine/Valsartan (Exforge®)	60,784	—	60,784
Divalproex (Depakote®)	59,052	46,635	12,417
Metoprolol succinate ER (Toprol-XL®)	46,251	56,670	(10,419)
Clonidine ER (Kapvay®)	45,134	13,008	32,126
Lamotrigine (Lamictal XR®)	40,673	54,577	(13,904)
Aplisol®	35,228	—	35,228
Modafinil (Provigil®)	2,123	27,688	(25,565)
Chlorpheniramine/Hydrocodone (Tussionex®)	26,899	33,518	(6,619)
Other	594,751	450,148	144,603
Other product related revenues	26,950	31,429	(4,479)
Total Par Pharmaceutical Revenues	$1,241,131	$1,028,418	$212,713
Par Specialty
Nascobal® Nasal Spray	$32,332	$26,864	$5,468
Megace® ES	31,653	39,510	(7,857)
Other and other product related revenues	3,505	2,675	830
Total Par Specialty Revenues	$67,490	$69,049	$(1,559)

	For the Years Ended December 31,
	2014	2013			Percentage of Total Revenues
($ in thousands)	(Successor)	(Successor)	$ Change	% Change	2014	2013
Revenues:
Par Pharmaceutical	$1,241,131	$1,028,418	$212,713	20.7%	94.8%	93.7%
Par Specialty	67,490	69,049	(1,559)	(2.3)%	5.2%	6.3%
Total revenues	$1,308,621	$1,097,467	$211,154	19.2%	100.0%	100.0%

Par Pharmaceutical
The increase in generic segment revenues in the year ended December 31, 2014 was primarily due to the launches of several products in 2014, coupled with products that benefited from competitor supply issues, including the following:

•	the launch of amlodipine/valsartan in September 2014;

•	increase in bupropion ER, which benefited from competitors that were not able to supply product to the market;

•	the acquisition of Aplisol, which was acquired with Par Sterile in February 2014; and

•	the launch of clonidine HCl ER in the fourth quarter of 2013;

•
divalproex, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues and the non-recurrence of a large contractual gross-to-net price adjustment to a major customer that occurred in the prior year.; and

•
Increase in "Other", primarily driven by the acquisition of Par Sterile, excluding Aplisol as noted below, in February 2014; the launch of omega-3-acid ethyl esters oral capsules in July 2014; the launch of entecavir in September 2014; and oxycodone, which we sold beginning in September 2014 pursuant to a settlement agreement under which we receive a limited quantity of supply to sell once annually over a four year period ending in 2017.

The increases noted above for the year ended December 31, 2014 were tempered by:

•	decline in revenue for budesonide, as the result of competition, which had a negative impact on both price and volume;

•	decline in revenue for modafinil as the result of competition, which had a negative impact on both price and volume;

•	decrease in lamotrigine, which experienced a higher level of competition in 2014 as compared to 2013 when it launched; and

•	on-going competition on metoprolol succinate ER, which had a negative impact on price.

Net product sales of contract-manufactured products (which are manufactured for us by third parties under contract) and licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties) comprised a significant percentage of our total net product revenues for 2014 and for 2013. The significance of the percentage of our net product revenues is primarily driven by the launches/acquisitions of products like entecavir, budesonide, divalproex, metoprolol succinate ER, clonidine HCI ER, and digoxin. We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.
Par Specialty
The decrease in the Par Specialty segment revenues in the year ended December 31, 2014 as compared to the same period of 2013 was primarily due to a net product sales decline of Megace® ES primarily as a result of decreased volume. These decreases were tempered by revenue growth of Nascobal® primarily due to increased volume.

Revenues (2013 compared to 2012)

Total revenues of our top selling products were as follows ($ in thousands):

	For the Year Ended	For the Period		For the Year Ended
	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	December 31, 2012	$ Change
	(Successor)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Product
Par Pharmaceutical
Budesonide (Entocort® EC)	$198,834	$36,710	$103,762	$140,472	$58,362
Propafenone (Rythmol SR®)	70,508	19,623	53,825	73,448	(2,940)
Metoprolol succinate ER (Toprol-XL®)	56,670	31,287	154,216	185,503	(128,833)
Lamotrigine (Lamictal XR®)	54,577	—	—	—	54,577
Divalproex (Depakote®)	46,635	2,436	9,099	11,535	35,100
Rizatriptan (Maxalt®)	45,598	—	—	—	45,598
Buproprion ER (Wellbutrin®)	45,403	11,255	34,952	46,207	(804)
Chlorpheniramine/Hydrocodone (Tussionex®)	33,518	17,403	30,706	48,109	(14,591)
Modafinil (Provigil®)	27,688	16,956	88,831	105,787	(78,099)
Diltiazem (Cardizem® CD)	27,212	3,702	—	3,702	23,510
Other	390,346	79,789	249,383	329,172	61,174
Other product related revenues	31,429	8,151	18,586	26,737	4,692
Total Par Pharmaceutical Revenues	$1,028,418	$227,312	$743,360	$970,672	$57,746

Par Specialty
Megace® ES	$39,510	$10,910	$38,322	$49,232	$(9,722)
Nascobal® Nasal Spray	26,864	7,138	17,571	24,709	2,155
Other product related revenues	2,675	779	4,615	5,394	(2,719)
Total Par Specialty Revenues	$69,049	$18,827	$60,508	$79,335	$(10,286)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total) (non-GAAP)	$ Change	% Change	2013	2012 (non-GAAP)
Revenues:
Par Pharmaceutical	$1,028,418	$970,672	$57,746	5.9%	93.7%	92.4%
Par Specialty	69,049	79,335	(10,286)	(13.0)%	6.3%	7.6%
Total revenues	$1,097,467	$1,050,007	$47,460	4.5%	100.0%	100.0%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Revenues:
Par Pharmaceutical	$227,312	$743,360	$970,672
Par Specialty	18,827	60,508	79,335
Total revenues	$246,139	$803,868	$1,050,007

Par Pharmaceutical
The increase in generic segment revenues in the year ended December 31, 2013 was primarily due to the products that benefited from competitor supply issues coupled with launches of several products in 2013, including the following:

•	Increase in budesonide revenues, which benefited from a competitor's supply issues.

•	The launch of lamotrigine in January 2013 coupled with a competitor exiting the market in the second quarter of 2013 due to FDA compliance issues;

•	The launch of rizatriptan in January 2013;

•	The increase in divalproex revenues, which benefited from a competitor exiting the market in June 2013 as the result of FDA compliance issues;

•	A full year of revenues from products acquired from the Watson/Actavis Merger in November 2012, primarily diltiazem, fentanyl patch (included in "Other"), and morphine (included in "Other"); and

•
The net increase in "Other" is mainly driven by the launches of fluvoxamine maleate ER in first quarter of 2013, fenofibric acid in the third quarter of 2013, and the fourth quarter launches of clonidine HCl ER and dexmethylphenidate;

The increases noted above in 2013 were tempered by:

•
The decrease in sale volume for modafinil, which launched in April 2012 and experienced high sale volume upon launch and subsequently experienced significant competition at the end of its exclusivity period, which had a negative impact on both price and volume; and

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

Par Specialty
The decrease in the Par Specialty segment revenues in the year ended December 31, 2013 as compared to the same period of 2012 was primarily due to a net product sales decline of Megace® ES primarily as a result of decreased volume and a decrease in royalties earned from milestone payments pertaining to an agreement with Optimer Pharmaceuticals (“Optimer”) related to fidaxomicin. The decreases were partially offset by the continued growth of Nascobal® due to better pricing.

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

Our gross revenues for the years ended December 31, 2014 (Successor), December 31, 2013 (Successor), the periods from September 29, 2012 to December 31, 2012 (Successor), January 1, 2012 to September 28, 2012 (Predecessor) with the percentage of gross revenues on a combined basis (labeled “Total”) for purposes of comparison with 2014 and 2013 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	For the Year Ended		For the Year Ended		For the Period
	December 31, 2014	Percentage of Gross Revenues	December 31, 2013	Percentage of Gross Revenues	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012	Percentage of Gross Revenues
($ thousands)	(Successor)		(Successor)		(Successor)	(Predecessor)	(Total) (non-GAAP)
Gross revenues	$3,064,079		$2,327,023		$527,734	$1,436,704

Chargebacks	(868,511)	28.3%	(630,097)	27.1%	(132,834)	(309,411)	22.5%
Rebates and incentive programs	(480,949)	15.7%	(290,275)	12.5%	(69,749)	(147,171)	11.0%
Returns	(31,361)	1.0%	(37,956)	1.6%	(8,522)	(23,191)	1.6%
Cash discounts and other	(292,602)	9.5%	(194,068)	8.3%	(46,053)	(103,527)	7.6%
Medicaid rebates and rebates due under other US Government pricing programs	(82,035)	2.7%	(77,160)	3.3%	(24,437)	(49,536)	3.8%
Total deductions	(1,755,458)	57.3%	(1,229,556)	52.8%	(281,595)	(632,836)	46.5%

Total revenues	$1,308,621	42.7%	$1,097,467	47.2%	$246,139	$803,868	53.5%

The total gross-to-net adjustments as a percentage of gross revenues increased for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to:

•
Chargebacks: the increase was primarily driven by customer mix as a result of shift in business from non-wholesalers to wholesalers in addition to a decrease in price for modafinil (higher volume and rate), tempered by impact of higher sales of products with lower discount rates, including amlodipine/valsartan and entecavir and favorable impact of divalproex and bupropion ER price increases.

•
Rebates and incentive programs: the increase was primarily driven by higher divalproex (volume and rate), bupropion ER (volume and rate), lamotrigine (rate) and budesonide (rate), coupled with the impact of various wholesaler and retailer alliances.

•
Returns: the decrease in the rate was primarily driven by the non-recurrence of an increase to the rizatriptan returns reserve in the prior year following additional competition, coupled with lower than expected returns for other products, primarily dronabinol, fluvoxamine and Megace® ES.

•
Cash discounts and other: the increase in rate was primarily due to customer mix, including the impact of various wholesaler and retailer alliances coupled with pricing adjustments for products that had competitive changes in their respective markets, primarily bupropion (price protection as result of price increase effective in June 2014), lamotrigine, metoprolol, and amlodipine/valsartan, partially offset by impact of prior year price protection related to a divalproex and cholestyramine price increase.

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

Gross-to-net deductions are discussed in the “Critical Accounting Policies and Use of Estimates” section below.

Gross Margin (2014 compared to 2013)

	For the Years Ended December 31,
	2014	2013		Percentage of Total Revenues
($ in thousands)	(Successor)	(Successor)	$ Change	2014	2013
Gross margin:
Par Pharmaceutical	$436,078	271,396	$164,682	35.1%	26.4%
Par Specialty	43,037	46,647	(3,610)	63.8%	67.6%
Total gross margin	$479,115	$318,043	$161,072	36.6%	29.0%

The increase in Par Pharmaceutical gross margin dollars for the year ended December 31, 2014 as compared to the prior year period was primarily due to gross margin dollars from Par Sterile products, which were acquired in February 2014; coupled with the September 2014 launch of amlodipine/valsartan; bupropion ER which benefited from competitors that were not able to supply product to the market; and the full year impact of the fourth quarter of 2013 launch of clonidine HCl ER. These increases were tempered by the revenue and associated gross margin dollar decline of modafinil.
Par Specialty gross margin dollars decreased for the year ended December 31, 2014, primarily due to the revenue decline of Megace® ES.

Gross Margin (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012		Percentage of Total Revenues
($ in thousands)	(Successor)	(Total) (non-GAAP)	$ Change	2013	2012 (non-GAAP)
Gross margin:
Par Pharmaceutical	$271,396	330,114	$(58,718)	26.4%	34.0%
Par Specialty	46,647	57,681	(11,034)	67.6%	72.7%
Total gross margin	$318,043	$387,795	$(69,752)	29.0%	36.9%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Gross margin:
Par Pharmaceutical	$33,776	$296,338	$330,114
Par Specialty	11,669	46,012	57,681
Total gross margin	$45,445	$342,350	$387,795

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
Par Specialty gross margin dollars decreased for the year ended December 31, 2013, primarily due to increased amortization of intangible assets associated with the Merger coupled with the revenue decline of Megace® ES.

Research and Development (2014 compared to 2013)

	For the Years Ended December 31,
	2014	2013			Percentage of Total Revenues
($ in thousands)	(Successor)	(Successor)	$ Change	% Change	2014	2013
Research and development:
Par Pharmaceutical	$118,205	$99,177	$19,028	19.2%	9.5%	9.6%
Par Specialty	890	1,586	(696)	(43.9)%	1.3%	2.3%
Total research and development	$119,095	$100,763	$18,332	18.2%	9.1%	9.2%

Par Pharmaceutical:
The net increase in Par Pharmaceutical research and development expense for the year ended December 31, 2014 was driven by:

•	$8.9 million of higher employment related and other costs due to the Par Sterile Acquisition;

•	$5.6 million increase in outside development costs primarily driven by payment related to one new agreement partially offset by lower payments for existing development agreements;

•	$2.5 million of higher expense for consulting and advisory services related to the Par Sterile Acquisition; and

•	$2.3 million in incremental user fees due to 30 ANDA filings; tempered by

•	$2.6 million decrease in biostudy, clinical trial and material costs related to ongoing internal development of generic products.

Par Specialty:
Par Specialty research and development principally reflects FDA filing fees for the year ended December 31, 2014 and December 31, 2013.

Research and Development (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total) (non-GAAP)	$ Change	% Change	2013	2012 (non-GAAP)
Research and development:
Par Pharmaceutical	$99,177	$84,353	$14,824	17.6%	9.6%	8.7%
Par Specialty	1,586	1,636	(50)	(3.1)%	2.3%	2.1%
Total research and development	$100,763	$85,989	$14,774	17.2%	9.2%	8.2%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Research and development:
Par Pharmaceutical	$19,242	$65,111	$84,353
Par Specialty	141	1,495	1,636
Total research and development	$19,383	$66,606	$85,989

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the year ended December 31, 2013 was driven by a $15.4 million increase in biostudy, clinical trial and material costs related to ongoing internal development of generic products.

Par Specialty:
Par Specialty research and development principally reflects FDA filing fees for the year ended December 31, 2013 and December 31, 2012.

Selling, General and Administrative (2014 compared to 2013)

	For the Years Ended December 31,
	2014	2013			Percentage of Total Revenues
($ in thousands)	(Successor)	(Successor)	$ Change	% Change	2014	2013
Selling, general and administrative:
Par Pharmaceutical	$134,393	$114,383	$20,010	17.5%	10.8%	11.1%
Par Specialty	46,743	40,781	5,962	14.6%	69.3%	59.1%
Total selling, general and administrative	$181,136	$155,164	$25,972	16.7%	13.8%	14.1%

The net increase in selling, general and administrative expenditures for the year ended December 31, 2014 principally reflects:

•	$12.0 million of higher employment related costs due to Par Sterile Acquisition, combined with higher accrued bonus;

•	$8.0 million of higher expense for consulting and advisory services related to acquisitions and other business development activities;

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million; and

•	$4.0 million increase in direct Par Specialty selling and marketing costs driven by Nascobal; tempered by

•	$5.1 million of lower legal expenses primarily due to decreased corporate related activities.

Selling, General and Administrative (2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012			Percentage of Total Revenues
($ in thousands)	(Successor)	(Total) (non-GAAP)	$ Change	% Change	2013	2012 (non-GAAP)
Selling, general and administrative:
Par Pharmaceutical	$114,383	$140,213	$(25,830)	(18.4)%	11.1%	14.4%
Par Specialty	40,781	70,916	(30,135)	(42.5)%	59.1%	89.4%
Total selling, general and administrative	$155,164	$211,129	$(55,965)	(26.5)%	14.1%	20.1%

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Selling, general and administrative:
Par Pharmaceutical	$31,279	$108,934	$140,213
Par Specialty	14,246	56,670	70,916
Total selling, general and administrative	$45,525	$165,604	$211,129

The net decrease in selling, general and administrative expenditures for the year ended December 31, 2013 principally reflects:

•	a $42.2 million non-recurrence of expense in 2013 for the transaction fees and other costs related to the Merger;

•	a $13 million reduction in direct Par Specialty selling and marketing costs driven by a 70 person reduction of headcount in 2013;

•	a $2.7 million of incremental employment and related costs associated with certain executive severance.

Intangible Asset Impairment

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Intangible asset impairment	$146,934	$100,093	$—	$5,700
During the year ended December 31, 2014, we recorded intangible asset impairments totaling $146.9 million related to an adjustment to the forecasted operating results for two IPR&D intangible asset groups and eight Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the year ended December 31, 2013, we recorded intangible asset impairments totaling approximately $100.1 million for IPR&D classes of products and projects that were evaluated as part of the annual evaluation of indefinite lived intangible assets, as well as five products not expected to achieve their originally forecasted operating results and we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Group. During the period from January 1, 2012 to September 28, 2012 (Predecessor), we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2.0 million, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3.7 million.

Settlements and Loss Contingencies, Net (2014 compared to 2013 and 2013 compared to 2012)

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Settlements and loss contingencies, net	$90,107	$25,650	$10,059	$45,000

In 2014, we recorded an incremental provision of $91 million related to the settlement of omeprazole/sodium bicarbonate patent litigation for $100 million. During the 2014, we also received an arbitration award of approximately $0.9 million from a former partner related to a discontinued project.

In 2013, we recorded an incremental provision of $25.7 million related to the settlement of AWP litigation claims (Illinois $19.8 million, Louisiana $3.3 million, Utah $1.7 million and Kansas $0.9 million).

During the period from January 1, 2012 to September 28, 2012 (Predecessor), we recorded an accrual of $45 million as management’s best estimate of a potential loss related to a potential global settlement with respect to an inquiry by the Department of Justice into Par Specialty’s promotional practices in the sales and marketing of Megace® ES. In the period from September 29, 2012 to December 31, 2012 (Successor), we recorded additional estimated amounts for accrued interest and legal expenses that we are liable for paying in the final settlement. In the period from September 29, 2012 to December 31, 2012 (Successor), we also accrued for a contingent liability of $9 million related to omeprazole/sodium bicarbonate patent litigation.

Restructuring Costs (2014 compared to 2013 and 2013 compared to 2012)

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Restructuring costs	$5,413	$1,816	$241	$—

In 2014, subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction. Additionally, due to a change in our product development strategy, we eliminated approximately 44 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction.
In January 2013, we initiated a restructuring of Par Specialty, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Par Specialty’s marketing of Megace® ES.  We reduced our Par Specialty workforce by approximately 70 people, with the majority of the reductions in the sales force.  The remaining Par Specialty sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray.  In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts.

The following tables summarize the activity for 2014 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2014 ($ in thousands):

Restructuring Activities (Par Sterile)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	1,146	3,527	(2,686)	—	—	1,987
Total restructuring costs line item	$1,146	$3,527	$(2,686)	$—	$—	$1,987

Restructuring Activities (Irvine)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	740	—	(127)	—	—	613
Total restructuring costs line item	$740	$—	$(127)	$—	$—	$613

The following table summarizes the activity for 2013 and the remaining related restructuring liabilities balance (included in accrued expenses and other current liabilities on the consolidated balance sheet) as of December 31, 2013 ($ in thousands):

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	$1,413	$(1,409)	$—	$(4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	$(1,409)	$(403)	$(4)	$—

Loss on Sale of Product Rights (2014 compared to 2013 and 2013 compared to 2012)

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Loss on sale of product rights	$(3,042)	$—	$—	$—

During the year ended December 31, 2014, we recorded a net provision of $3.0 million, related to sale of three ANDAs for approximately $0.8 million that had an associated book value of approximately $3.8 million, which was previously reflected as intangible assets on the consolidated balance sheet. The agreement related to the sale of the these ANDAs contains terms that specify future potential payments totaling $5.6 million related to the achievement by the buyer of certain regulatory approvals and product launches.

Operating Loss (2014 compared to 2013)

	For the Years Ended December 31,
	2014	2013
($ in thousands)	(Successor)	(Successor)	$ Change
Operating (loss) income:
Par Pharmaceutical	$(30,938)	$(48,082)	$17,144
Par Specialty	(35,674)	(17,361)	(18,313)
Total operating (loss) income	$(66,612)	$(65,443)	$(1,169)

For the year ended December 31, 2014, the increase in our operating loss as compared to prior year was primarily due to the $100 million settlement of the omeprazole/sodium bicarbonate patent litigation coupled with intangible asset impairments, additional research and development expense for payments related to existing product development agreements and additional selling, general and administrative expenditures related to the Par Sterile Acquisition, tempered by increased gross margin dollars for key products and new product launches subsequent to the year ended December 31, 2013.

Operating (Loss) Income 2013 compared to 2012)

	For the Years Ended December 31,
	2013	2012
($ in thousands)	(Successor)	(Total) (non-GAAP)	$ Change
Operating (loss) income:
Par Pharmaceutical	$(48,082)	$90,653	$(138,735)
Par Specialty	(17,361)	(60,976)	43,615
Total operating (loss) income	$(65,443)	$29,677	$(95,120)

	For the Period		For the Year Ended
	September 29, 2012 to	January 1, 2012 to	December 31,
	December 31, 2012	September 28, 2012	2012
($ in thousands)	(Successor)	(Predecessor)	(Total) (non-GAAP)
Operating (loss) income:
Par Pharmaceutical	$(25,938)	$116,591	$90,653
Par Specialty	(3,825)	(57,151)	(60,976)
Total operating (loss) income	$(29,763)	$59,440	$29,677

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

Gain on Bargain Purchase

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Gain on bargain purchase	$—	$—	$5,500	$—

On November 6, 2012, Par acquired U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight ANDAs currently awaiting regulatory approval and a generic product in late-stage development, in connection with the merger of Watson and Actavis. The acquisition resulted in a bargain purchase under FASB ASC 805 Business Combinations. The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The gain was mainly attributed to the FTC mandated divestiture of products by Watson and Actavis in conjunction with the approval of the Watson and Actavis merger in the fourth quarter of 2012.

Loss on Debt Extinguishment

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Loss on debt extinguishment	$(3,989)	$(7,335)	$—	$—

During the year ended December 31, 2014, and in conjunction with the Par Sterile Acquisition, we entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile. We also repriced our Term Loan Facility at the same time lowering our effective borrowing rate by 25 basis points. Based on these actions and the decision of certain lenders not to remain a party to our Term Loan Facility, we recorded a loss on debt extinguishment of approximately $4 million that represents a proportionate share of deferred financing costs that were written off.

During the year ended December 31, 2013, we refinanced our Term Loan Facility. As a result, $5.9 million of existing deferred financing costs and a portion of the related $10.5 million soft call premium were recorded as a loss on debt extinguishment for the portion of the associated transactions that were classified as extinguishment of debt.

Gain on Sale of Marketable Securities and Other Investments, Net

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Gain on sale of marketable securities and other investments, net	$—	$1,122	$—	$—

During the year ended December 31, 2013, we recorded a gain on sale of stock of a public pharmaceutical company of $1.1 million.

Other Income, net

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Other income, net	$500	$—	$—	$—

During the year ended December 31, 2014, we received a contractual reimbursement payment from a former partner related to the withdrawals of two ANDAs.

Interest Income

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Interest income	$18	$87	$50	$424

Interest income principally includes interest income derived primarily from money market and other short-term investments.

Interest Expense

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Interest expense	$(108,427)	$(95,484)	$(25,985)	$(9,159)

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
The Senior Credit Facilities were initially comprised of a $1,055.0 million senior secured term loan (“Term Loan Facility”) and a $150 million senior secured revolving credit facility (“Revolving Facility”). On February 20, 2014 in conjunction with our acquisition of Par Sterile, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower with new tranche B-2 term loans in an aggregate principal amount of $1,055.3 million. Additionally, we also entered into the Incremental Term B-2 Joinder Agreement and borrowed an additional $395.0 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile. As of December 31, 2014, the effective interest rate on the seven-year Term Loan Facility was 4.00%, representing the 1.00% LIBOR floor plus 300 basis points. As of December 31, 2013, the effective interest rate on the seven-year Term Loan Facility was 4.25%, representing the 1.00% LIBOR floor plus 325 basis points. As of December 31, 2012, the effective interest rate on the seven-year Term Loan Facility was 4.75%, representing the 1.00% LIBOR floor plus 375 basis points. In addition to paying interest on outstanding principal under our Senior Credit Facilities, we paid customary agency fees and a commitment fee in respect of the unutilized commitments under the Revolving Facility. Refer to our consolidated financial statements, Note 14 - "Debt" elsewhere in this Annual Report on Form 10-K for a description of a refinancing and repricing of the Senior Credit Facilities completed in February 2014 and 2013. As a result of the Merger, our interest expense significantly increased after September 28, 2012 due to increased borrowings.
The outstanding balance of the Term Loan Facility that is part of the Senior Credit Facilities was $1,435.8 million at December 31, 2014. Interest expense for the twelve month period ended December 31, 2014 is principally comprised of interest related to the Notes and the Senior Credit Facilities.
In connection with the acquisition of Anchen in November 2011, we entered into a credit agreement (the "Predecessor Credit Agreement") with a syndicate of banks to provide senior credit facilities comprised of a five-year term loan facility in an initial aggregate principal amount of $350 million and a five-year revolving credit facility in an initial amount of $100 million. Interest expense for the period from January 1, 2012 to September 28, 2012 is principally comprised of interest on such term loan. The Predecessor Credit Agreement was extinguished on September 28, 2012 in connection with the Merger.

Income Taxes

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
(Benefit) provision for income taxes	$(72,993)	$(61,182)	$(17,653)	$29,530
Effective tax rate	41%	37%	35%	58%

The (benefit)/provision for income taxes was based on the applicable federal and state tax rates for those periods (see Note to Consolidated Financial Statements - Note 18 - “Income Taxes”).  For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in a increase in the effective tax rate. The higher effective tax rate for the year ended December 31, 2014 (Successor) is principally due to tax benefits the Company receives as a domestic manufacturer and tax credits related to our research and development activity partially offset by non-deductibility of the annual pharmaceutical manufacturers’ fee. The higher effective tax rate for the period January 1, 2012 to September 28,2012 (Predecessor) is principally due to the non-deductibility of certain charges related to our settlement with the DOJ and non-deductibility of certain acquisition-related transaction costs, tempered by a reduction in tax contingencies.

FINANCIAL CONDITION

Liquidity and Capital Resources

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash and cash equivalents at beginning of period	$130,080	$36,794	$278,879	$162,516
Net cash provided by (used in) operating activities	144,880	112,349	(28,580)	153,760
Net cash used in investing activities	(519,575)	(12,198)	(2,026,531)	(46,602)
Net cash provided by (used in) financing activities	489,055	(6,865)	1,813,026	9,205
Net increase (decrease) in cash and cash equivalents	$114,360	$93,286	$(242,085)	$116,363
Cash and cash equivalents at end of period	$244,440	$130,080	$36,794	$278,879

Discussion of Liquidity for the year ended and as of December 31, 2014
Cash provided by operations for the year ended December 31, 2014, reflects gross margin dollars (excluding amortization) generated from revenues coupled with collection of accounts receivables.  Refer below for further details of operating cash flows.
Cash flows used in investing activities were primarily driven by the Par Sterile Acquisition plus capital expenditures.
Cash provided by financing activities for the year ended December 31, 2014, primarily represented new debt borrowings under our Senior Credit Facilities plus a capital contribution from Holdings less debt principal payments to reprice our Senior Credit Facilities coupled with other debt principal payments.
Our working capital, current assets minus current liabilities, of $375 million at December 31, 2014 increased approximately $168 million from $207 million at December 31, 2013, which primarily reflects the cash generated by operations coupled with increases in other working capital items. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.35x at December 31, 2014 compared to 1.80x at December 31, 2013.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
($ in thousands)	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash received from customers, royalties and other	$1,493,521	$1,236,464	$275,079	$867,848
Cash paid for inventory	(272,731)	(233,631)	(50,356)	(136,440)
Cash paid to employees	(127,987)	(82,440)	(48,034)	(70,943)
Payment to Department of Justice	—	(46,071)	—	—
Payment related to AWP	(32,350)	(7,200)	—	(23,883)
Payment related to omeprazole litigation settlement	(100,000)	—	—	—
Cash paid to distribution partners	(288,149)	(303,426)	(58,747)	(247,894)
Cash paid to all other suppliers and third parties	(390,904)	(350,529)	(137,813)	(228,768)
Interest (paid) received, net	(97,305)	(85,916)	(13,756)	(6,615)
Income taxes (paid) received, net	(39,215)	(14,902)	5,047	455
Net cash provided by (used in) operating activities	$144,880	$112,349	$(28,580)	$153,760
Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash provided by operating activities for the year ended December 31, 2014 as compared to 2013 resulted primarily from increased cash received from customers from increased gross margin dollars generated by increased revenues, tempered by the $100 million settlement of the omeprazole/sodium bicarbonate patent litigation coupled with other cash outflows detailed above.
Our ability to continue to generate cash from operations is predicated not only on our ability to maintain a sustainable amount of sales of our current product portfolio, but also our ability to monetize our product pipeline and future products that we may acquire. Our future profitability depends, to a significant extent, upon our ability to introduce, on a timely basis, new generic products that are either the first to market (or among the first to market) or otherwise can gain significant market share. No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or that any approved product will be sold profitably. Commercializing brand pharmaceutical products is more costly than generic products. We cannot be certain that any of our branded product expenditures will result in the successful development or launch of branded product that will prove to be commercially successful or will improve the long-term profitability of our business.
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of December 31, 2014.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	Approximately $490 million in first quarter of 2014 for our acquisition of Par Sterile.

•	$100 million settlement of the omeprazole/sodium bicarbonate patent litigation in the third quarter of 2014.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40 million annually. As of December 31, 2014, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $13.8 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	Capital expenditures of approximately $50 million are planned for 2015.

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

•
Normal course payables due to distribution agreement partners of approximately $53 million as of December 31, 2014 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $53 million during the first two months of the first quarter of 2015. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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
Analysis of available for sale debt securities held as of December 31, 2014
We had no available for sale marketable debt securities classified as current assets on the consolidated balance sheet as of December 31, 2014.

Contractual Obligations as of December 31, 2014

The dollar values of our material contractual obligations and commercial commitments as of December 31, 2014 were as follows, ($ in thousands):

		Amounts Due by Period
Obligation	Total Monetary	2015	2016 to	2018 to	2020 and
	Obligations		2017	2019	thereafter	Other
Operating leases	33,940	6,329	8,669	6,415	12,527	—
Senior credit facilities	1,435,837	14,503	29,006	1,392,328	—	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	507,547	100,032	197,667	173,710	36,138	—
Fees related to credit facilities	2,971	875	1,721	250	125	—
Purchase obligations (1)	165,056	165,056	—	—	—	—
Tax liabilities (2)	16,627	—	—	—	—	16,627
TPG Management fee (3)	28,000	4,000	8,000	8,000	8,000	—
Severance payments	502	502	—	—	—	—
Other	1,242	1,242	—	—	—	—
Total obligations	$2,681,722	$292,539	$245,063	$1,580,703	$546,790	$16,627

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 Income Taxes represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of December 31, 2014, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) repurchase or redeem certain junior indebtedness; (viii) change the nature of our business; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of December 31, 2014.
The interest rates payable under the Credit Agreement are based on defined published rates, subject to a minimum LIBOR rate in the case of Eurocurrency rate loans, plus an applicable margin. We are also obligated to pay a commitment fee based on the unused portion of the revolving credit facility.
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

Repricing of the Term Loan Facility and Additional Borrowings - 2014

On February 20, 2014 in conjunction with our acquisition of Par Sterile, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with new tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the then Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans, and (2) the New Tranche B Loans were subject to a soft call provision applicable to the optional prepayment of the loans which would have required a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company entered into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur new incremental debt was increased by 25 basis points to 3.75:1.00.

Additionally, on February 20, 2014 in conjunction with our acquisition of Par Sterile, we also entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile.

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

In connection with the transactions described herein, the Company paid a 1.00% soft call premium in an aggregate amount of approximately $10.5 million on the existing term loan in February 2013, a portion of which was capitalized as a discount to the New Term Loan Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5.9 million of the existing unamortized deferred financing costs and $1.4 million of the related $10.5 million soft call premium were written off in connection with this refinancing and included in the consolidated statements of operations as a loss on debt extinguishment.

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

The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”) that will mature on December 28, 2017. The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of December 31, 2014.

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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) repurchase or redeem certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody's Investors Service, Inc. and Standard & Poor's, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of December 31, 2014.
Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, other than disclosed operating leases.

Critical Accounting Policies and Use of Estimates

Critical accounting policies are those policies that are most important to the portrayal of our financial condition and results of operations, and require management’s most difficult, subjective and complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.  Our most critical accounting policies, as discussed below, pertain to revenue recognition and the determination of deductions from gross revenues, the valuation and assessment of impairment of goodwill and intangible assets and inventory valuation.  In applying such policies, management often must use amounts that are based on its informed judgments and estimates.  Because of the uncertainties inherent in these estimates, actual results could differ from the estimates used in applying the critical accounting policies.  We are not aware of any likely events or circumstances that would result in different amounts being reported that would materially affect our financial condition or results of operations.

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
The following table summarizes the activity for the years ended December 31, 2014, 2013 and 2012 in the accounts affected by the estimated provisions described below, ($ in thousands):

	For the Year Ended December 31, 2014
	(Successor)
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(6,296)	$(871,139)	$2,628	(1)	$827,081	$(96,492)
Rebates and incentive programs	(75,321)	(5,489)	(480,949)	—		422,770	(138,989)
Returns	(78,181)	(4,820)	(31,361)	—		30,032	(84,330)
Cash discounts and other	(37,793)	(1,792)	(291,153)	(1,449)	(3)	245,390	(86,797)
Total	$(240,061)	$(18,397)	$(1,674,602)	$1,179		$1,525,273	$(406,608)

Accrued liabilities (2)	$(35,829)	$(382)	$(84,840)	$2,805	(4)	$75,599	$(42,647)

	For the Year Ended December 31, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(630,097)	$—	(1)	$623,001	$(48,766)
Rebates and incentive programs	(59,426)	(290,934)	659		274,380	(75,321)
Returns	(68,062)	(37,956)	—		27,837	(78,181)
Cash discounts and other	(26,544)	(195,632)	1,564		182,819	(37,793)
Total	$(195,702)	$(1,154,619)	$2,223		$1,108,037	$(240,061)

Accrued liabilities (2)	$(42,162)	$(80,726)	$3,566	(5)	$83,493	$(35,829)

	For the period September 29, 2012 to December 31, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	(24,223)	$(132,834)	$—	(1)	$115,387	$(41,670)
Rebates and incentive programs	(43,866)	(69,749)	—		54,189	(59,426)
Returns	(64,119)	(8,522)	—		4,579	(68,062)
Cash discounts and other	(30,817)	(46,053)	—		50,326	(26,544)
Total	$(163,025)	$(257,158)	$—		$224,481	$(195,702)

Accrued liabilities (2)	$(42,455)	$(24,437)	$—		$24,730	$(42,162)

	For the period January 1, 2012 to September 28, 2012
	(Predecessor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(309,411)	$—	(1)	$305,876	$(24,223)
Rebates and incentive programs	(35,132)	(147,112)	(59)		138,437	(43,866)
Returns	(58,672)	(24,793)	1,602	(6)	17,744	(64,119)
Cash discounts and other	(28,672)	(102,718)	(809)		101,382	(30,817)
Total	$(143,164)	$(584,034)	$734		$563,439	$(163,025)

Accrued liabilities (2)	$(39,614)	$(49,536)	$—		$46,695	$(42,455)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable. During the year ended December 31, 2014, the Company settled a dispute with a customer resulting in a recovery payment of $3.6 million of which $2.6 million pertained to prior year transactions.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare and the Department of Veterans Affairs.

(3)
During the year ended December 31, 2014, the Company recorded expense of approximately $1.0 million related to a re-procurement claim from one customer for the period September 2012 through October 2012.  In addition, we settled post audit claims from customers for the period January 2009 through December 2012 that resulted in net expense of approximately $0.5 million.

(4)
During 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our 2014 Medicaid accruals by approximately $3.6 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.8 million related to disputed TriCare claims for the period from January 2009 through December 2013. Our Medicaid and TriCare accruals represent our best estimate at this time.

(5)
During 2013, we received additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price. As a result we reduced our 2013 Medicaid accruals by approximately $3.6 million related to the periods January 2010 through December 2012. Our Medicaid accrual represents our best estimate at this time.

(6)	The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1.6 million.

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

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying the Company’s products or replace competing products in their distribution channels with our products. Rebate programs may be based on either a wholesale or non-wholesale customer’s direct purchases.  Rebates may also be based on a non-wholesale customer’s indirect purchases of the Company’s products from a wholesaler under a contract with us. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. We may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with, and purchases by, each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, we provide a rebate on drugs dispensed under such government programs.  We determine our estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact our provision for Medicaid rebates.  In determining the appropriate accrual amount, we consider historical payment rates; processing lag for outstanding claims and payments; and levels of inventory in the distribution channel.  We review the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable.  On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies.  TriCare rebate accruals reflect this program and are based on actual and estimated rebates on Department of Defense eligible sales.

We accept returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to, and 12 months following, such products’ expiration date.  We record a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates.  Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that it believes are not covered by the historical rates. The Company generally will accept returns of injectable products from any customer and provide the customer with a credit memo for returns if such products are returned between six months prior to and six months following, such products’ expiration date.  The Company’s returns policy also states that refrigerated and temperature controlled injectable products are non-returnable.

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
We capitalize costs associated with certain products prior to regulatory approval and product launch (“pre-launch inventories”) when it is reasonably certain that the pre-launch inventories will be saleable, based on management’s judgment of future commercial use and net realizable value. The determination to capitalize is made once we (or our third party development partners) have filed an ANDA that has been acknowledged by the FDA for containing sufficient information to allow the FDA to conduct their review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. We could be required to expense previously capitalized costs related to pre-launch inventories upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential risk factors. If these risks were to materialize and the launch of such product were significantly delayed, we may have to write-off all or a portion of such pre-launch inventories and such amounts could be material. As of December 31, 2014, we had pre-launch inventories of $5.0 million. Should any launch be delayed, inventory write-offs may occur to the extent we are unable to recover the full value of our inventory investment. The recoverability of the cost of pre-launch inventories with a limited shelf life is evaluated based on the specific facts and circumstances surrounding the timing of anticipated product launches, including our expected number of competitors during the six-month period subsequent to any anticipated product launch. Further, we believe that the inventory balance at December 31, 2014 is recoverable based on anticipated launches and the related expected demand for lower priced generic products that may be substituted for referenced branded products upon FDA approval.

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
As of October 1, 2014, Par performed its annual goodwill impairment assessment and of our intangible assets with indefinite lives noting no impairment of goodwill and impairment of certain of our intangible assets, as described below. No changes in business or other factors are known as of the December 31, 2014 balance sheet date that would necessitate an evaluation for impairment. In the year ended December 31, 2014, we adjusted our forecast for certain products to reflect competition and pricing assumptions which caused us to assess the carrying value of certain intangible assets. During the year ended December 31, 2014 we recorded intangible asset impairments totaling $146.9 million related to an adjustment to the forecasted operating results for 2 IPR&D intangible asset groups and eight Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the year ended December 31, 2013, we recorded intangible asset impairments totaling approximately $100.1 million for IPR&D classes of products and projects that were evaluated as part of the annual evaluation of indefinite lived intangible assets, as well as five products not expected to achieve their originally forecasted operating results and we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger. During the period from January 1, 2012 to September 28, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2.0 million, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3.7 million. We will continue to assess the carrying value of our goodwill and intangible assets in accordance with applicable accounting guidance and may in the future conclude that impairments exist. Events that may lead to future conclusions of impairment include product recalls, product supply issues, additional competition, pricing pressures from customers, competitors or governmental agencies, and/or failure to execute on marketing and sales plans.
As a result of the Par Sterile Acquisition on February 20, 2014, we recorded $156.4 million of incremental goodwill. With finalization of purchase price allocation, we had goodwill of $1,012 million at December 31, 2014. With the finalization of purchase accounting resulted from the Merger, at December 31, 2013 we had goodwill of $855.7 million. In addition, intangible assets, net of accumulated amortization, totaled $1,040.8 million at December 31, 2014 and $1,092.6 million at December 31, 2013.
 Share-based compensation expense
Our stock-based compensation expense is estimated at the grant date, including our stock option grants that are valued using the Black-Scholes model (for options with service and performance conditions) and a Monte Carlo simulation model (for options with a market condition). These option-pricing models require the use of assumptions such as expected volatility. In addition, we estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate; stock-based compensation expense is adjusted accordingly. Our estimated grant date values and related inputs utilized and other data points are detailed in Note 17, "Share-Based Compensation" to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Contingencies and Legal Fees
We are subject to various patent litigations, product liability litigations, government investigations and other legal proceedings in the ordinary course of business. Legal fees and other expenses related to litigation are expensed as incurred and included in selling, general and administrative expenses. Contingent accruals are recorded when we determine that a loss is both probable and reasonably estimable. Due to the fact that legal proceedings and other contingencies are inherently unpredictable, our assessments involve significant judgment regarding future events. During the year ended December 31, 2014, we recorded an incremental provision of $91 million related to the settlement of omeprazole/sodium bicarbonate patent litigation for $100 million. In the year ended December 31, 2013, we accrued an additional $26 million as we continued to periodically assess and estimate our then remaining potential liability for AWP actions.

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

Subsequent Events

In February 2015, the Company amended its existing Credit Agreement, which included new borrowings in an aggregate principal amount of $425 million and other amendments.  These new borrowings, along with cash on hand, were used to pay a $494.3 million cash dividend to the stockholders of Holdings, a special discretionary dividend-equivalent bonus to certain Company employees totaling $40.7 million, and related financing fees and expenses totaling $7.7 million.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk
Senior Credit Facilities
In connection with the Merger and related transactions, on September 28, 2012 we entered into the Senior Credit Facilities comprised of the seven-year Term Loan Facility in an initial aggregate principal amount of $1,055 million and the five-year Revolving Facility in an initial amount of $150 million. The proceeds of the Revolving Facility are available for general corporate purposes. Refer to Note 14, "Debt” in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the fourth quarter of 2014, the effective interest rate on the seven-year Term Loan Facility was 4.00%, representing the 1.00% LIBOR floor plus 300 basis points. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.
The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
($ amounts in thousands)	(Successor)	(Successor)
Senior secured term loan	$1,435,837	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,925,837	1,545,340
Less unamortized debt discount to senior secured term loan	(7,265)	(7,821)
Less current portion	(14,503)	(21,462)
Long-term debt	$1,904,069	$1,516,057

Debt Maturities as of December 31, 2014	($ amounts in thousands)
2015	$14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at December 31, 2014	$1,925,837

ITEM 8.  Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements, Item 15.”
ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2014, there were no disagreements of the type described in Item 304(a)(1)(iv) of Regulation S-K with Ernst & Young, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.
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
We evaluated our disclosure controls and procedures under the supervision and with the participation of Company management, including our CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act) as of December 31, 2014.  Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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
We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  Our management has concluded that we maintained effective internal controls over financial reporting as of December 31, 2014.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2014, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10.  Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our current Board of Directors (the “Board”) consists of three members. Because we are an indirect wholly owned subsidiary of Holdings, ultimate control resides with the Board of Directors of Holdings (the “Holdings Board” and, collectively with the Board, the “Boards”), which is owned by individual investors and private investment firms affiliated with the Sponsor. The Holdings Board consists of five members, who have been selected pursuant to the terms of a stockholders agreement with the Sponsor. Because our directors, Messrs. Campanelli, Haughey, and Tropiano, are employees of our company, they cannot be considered independent under the independence standards of the NYSE.
Below is a list of names, ages and positions, and a brief account of the business experience, of the individuals who are serving as our executive officers, our directors and as directors of Holdings as of February 28, 2015.

Name	Age	Position
Paul V. Campanelli	52	Chief Executive Officer; Director, Holdings; and Director, Par Pharmaceutical Companies, Inc.
Thomas J. Haughey	51	General Counsel and Chief Administrative Officer; Director, Par Pharmaceutical Companies, Inc.
Michael A. Tropiano	57	Executive Vice President and Chief Financial Officer; Director, Par Pharmaceutical Companies, Inc.
Terrance J. Coughlin	49	Chief Operating Officer
Patrick G. LePore	59	Director, Holdings (Chairman)
Todd B. Sisitsky	43	Director, Holdings
Jeffrey K. Rhodes	40	Director, Holdings
Sharad Mansukani	45	Director, Holdings
Paul V. Campanelli has served as Chief Executive Officer and as a member of the board of directors since September 2012 following the closing of the Merger. Previously, he held certain roles at Par Pharmaceutical Companies, including Chief Operating Officer from November 2011 to September 2012 and Executive Vice President from February 2007 to November 2011. He also served as President of Par Pharmaceutical, our generic products division, from February 2007 to November 2011. As of November 2011, he assumed responsibility for Par Specialty, our branded products division. He was Executive Vice President, Business Development and Licensing of Par Pharmaceutical from September 2006 to March 2007. Mr. Campanelli also served as Par Pharmaceutical’s Senior Vice President, Business Development and Licensing, from March 2004 to September 2006, and as Vice President, Business Development, from April 2002 to March 2004. Mr. Campanelli’s past and ongoing management experience in the pharmaceutical industry as well as his intimate understanding of our day-to-day operations as Chief Executive Officer led to the conclusion that he should serve as a director of our company.

Thomas J. Haughey has served as General Counsel and Chief Administrative Officer since September 2012 following the closing of the Merger. Previously, he held certain roles at Par Pharmaceutical Companies, including as General Counsel and Chief Administrative Officer since November 2003 and October 2008, respectively, except during the period from November 2011 to November 2013 during which time he served as President. From March 2006 until October 2008, he served as Executive Vice President of Par Pharmaceutical Companies, and from November 2003 until November 2011, he served as Secretary. Prior to joining us, Mr. Haughey had served for more than five years as Legal Director of Licensing in the Law Department of Schering-Plough Corporation.

Michael A. Tropiano has served as Executive Vice President and Chief Financial Officer since September 2012 following the closing of the Merger. Previously he held certain roles at Par Pharmaceutical Companies, including as Executive Vice President and Chief Financial Officer since July 2010 and as Vice President and Treasurer from August 2005 to July 2010. Before joining us, Mr. Tropiano served from 2001 to July 2005 as Vice President and Corporate Treasurer of Medpointe Pharmaceuticals and Assistant Treasurer from 1984 to 2001 of Carter-Wallace, Inc. Mr. Tropiano is a Chartered Financial Consultant.

Terrance J. Coughlin has served as Chief Operating Officer since April 2014. From April 2007 to October 2013, Mr. Coughlin served as President and Chief Executive Officer of Glenmark Generics, Inc. USA/Glenmark Generics Limited, a generic drug company focused on developing, manufacturing, selling and distributing generic drugs. From September 2004 to April 2007 he served as President. During his tenure at Glenmark, he had overall responsibility for the North American, Western European and Eastern European generics businesses, as well as the global API business and Glenmark’s generics operations in India. Prior to Glenmark, he served as Senior Vice President of Dr. Reddy’s Laboratories, Inc., which he joined in 1995.

Patrick G. LePore served as Executive Chairman of the Holdings board of directors following the closing of the Merger in September 2012 until January 31, 2013, and as Chairman since that time. From August 2007 to the closing of the Merger in September 2012, Mr. LePore served as Chairman of the board of directors of Par Pharmaceutical Companies, Inc. and Chief Executive Officer (and President until November 2011). He was a director of Par Pharmaceutical Companies, Inc. from May 2006 until January 31, 2013. From 2002 to 2005, Mr. LePore was President of the healthcare marketing group at Cardinal Health, Inc. From 1984 until 2002, he was with BLP Group
Companies, a full service medical communication/education company, as Chairman, President and Chief Executive Officer. BLP Group Companies was sold to Cardinal Health in 2002. Mr. LePore currently serves on the board of PharMerica Corporation (NYSE:PMC), a pharmacy management service provider in long-term care settings and in the home, and serves as chairman of the board of AgeneBio, Inc., a private biotech company based in Baltimore. He is also a trustee of Villanova University. Mr. LePore’s knowledge of our company and our industry based on his experience as our former Chief Executive Officer and his experience as a pharmaceutical executive and board member of pharmaceutical companies led to the conclusion that he should serve as a director of Holdings.

Todd B. Sisitsky has been a Holdings director since the closing of the Merger in September 2012. Mr. Sisitsky is a partner of TPG, where he leads the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. He has played leadership roles in connection with TPG’s investments in Aptalis (GI-focused specialty pharmaceutical company, which is now owned by Actavis), Biomet (leading orthopedic implant manufacturer), Fenwal Transfusion Therapies (blood product technologies business), IASIS Healthcare (Tennessee-based acute care hospital company), Surgical Care Affiliates (ambulatory surgery center business carved out from HealthSouth Corporation), HealthScope (hospital and pathology company based in Australia), IMS Health (leading global data services and consulting business to several segments of the healthcare industry) and Immucor (leading automated blood screening and testing business). Mr. Sisitsky serves on the board of directors of IASIS Healthcare Corporation, Immucor, Inc., Surgical Care Affiliates, Inc., IMS Health Holdings, Inc. and Biomet, Inc. He also serves on the board of the global not-for-profit organization, the Campaign for Tobacco Free Kids, as well as on the Dartmouth Medical School Board of Overseers. Prior to joining TPG in 2003, Mr. Sisitsky was with Forstmann Little & Company and Oak Hill Capital Partners. He received an M.B.A. from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar, and earned his undergraduate degree from Dartmouth College, where he graduated summa cum laude. Mr. Sisitsky’s financial expertise as well as his experience as a director of other companies in the healthcare industry led to the conclusion that he should serve as a director of Holdings.

Jeffrey K. Rhodes has been a Holdings director since the closing of the Merger in September 2012. Mr. Rhodes is a partner of TPG where he helps lead the firm’s investment activities in the healthcare services, pharmaceutical and medical device sectors. He is involved with TPG’s investments and serves on the board of directors of Biomet, Inc., IMS Health Holdings, Inc., Immucor Inc., Surgical Care Affiliates, Inc. and Envision Pharmaceutical Holdings, Inc. (an Ohio-based full service pharmacy benefit management company). Prior to joining TPG in 2005, Mr. Rhodes was with McKinsey & Company and Article27 LTD, a start-up software company. He was a founding board member of the Healthcare Private Equity Association, a non-profit trade association that represents the U.S. healthcare private equity industry. Mr. Rhodes earned his M.B.A. from the Harvard Business School, where he was a Baker Scholar, and earned his B.A. in Economics from Williams College, where he graduated summa cum laude. Mr. Rhodes’s financial expertise as well as his experience as a director of other companies in the healthcare industry led to the conclusion that he should serve as a director of Holdings.

Sharad Mansukani has been a Holdings director since the closing of the Merger in September 2012. He serves as a senior advisor to TPG and as a strategic advisor to the board of directors of Cigna Corporation. Dr. Mansukani has served as Chairman of the board of directors of Envision Pharmaceutical Holdings, Inc. since November 2013. He serves on the board of directors of IASIS Healthcare Corporation, Surgical Care Affiliates, Inc., IMS Health Holdings, Inc. and Immucor, Inc.  He also serves on the board of directors of Children’s Hospital of Philadelphia and on the editorial boards of the American Journal of Medical Quality, Managed Care, Biotechnology Healthcare, and American Health & Drug Benefits.  Dr. Mansukani previously served as Vice Chairman-Strategic Planning and a member of the board of directors of HealthSpring, Inc. from June 2010 to January 2012; from November 2008 to June 2010 he was Executive Vice President and Chief Strategy Officer. He also previously served as a senior advisor to the Administrator of Centers for Medicare and Medicaid Services (“CMS”) from 2003 to 2005, and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani was appointed to Medicare’s Program Advisory and Oversight Committee by the Secretary of the Dept. of Health and Human Services, which was established by the U.S. Congress and is tasked to advise Medicare upon CMS payment policies. Dr. Mansukani completed a residency and fellowship in ophthalmology at the Perelman School of Medicine at the University of Pennsylvania a fellowship in quality management and managed care at the Wharton School of Business and is board certified in medical management by the American College of Physician Executives. Dr. Mansukani’s expertise in the fields of medicine, managed care and medical management as well as his experience as a director and/or advisor to CMS and other companies in the healthcare industry led to the conclusion that he should serve as a director of Holdings.
The executive officers of Holdings and Par Pharmaceutical, Inc., our wholly owned and principal operating subsidiary, are Mr. Campanelli as Chief Executive Officer; Mr. Haughey as General Counsel and Chief Administrative Officer; Mr. Coughlin as Chief Operating Officer; and Mr. Tropiano as Executive Vice President and Chief Financial Officer. Each of Messrs. Campanelli, Haughey and Tropiano also serves on the board of directors of Par Pharmaceutical, Inc.

Corporate Governance
Audit Committee Financial Expert
Mr. Rhodes and Mr. LePore are the current members of Holdings’ Audit Committee. In light of our status as a privately held company and the absence of a public listing or trading market for our common stock, we are not required by the applicable SEC rules to have an “audit committee financial expert.” However, we have determined that Messrs. Rhodes and

LePore are each an “audit committee financial expert” as defined by the applicable SEC rules. The Audit Committee performs its duties pursuant to a written Audit Committee Charter adopted by the Holdings Board.
Code of Conduct

We have adopted a Code of Conduct that applies to all of our employees, including our executive officers. The Code of Conduct is available on our website at http://www.parpharm.com/CodeOfConduct. Certain amendments to or waivers of the Code of Conduct will be promptly posted on our website or in a report on Form 8-K, as required by applicable law.

ITEM 11.  Executive Compensation
Compensation Discussion and Analysis
This compensation discussion and analysis describes our executive compensation philosophy and objectives and the key elements of, and the decisions made and actions taken with respect to, our compensation program for 2014 as they applied to the individuals identified in the “Summary Compensation Table for Fiscal Years 2014, 2013 and 2012” below.
The Compensation and Management Development Committee of the Holdings Board (the “Committee”), which is comprised of Mr. Campanelli, who is the chair of the Committee, as well as Messrs. LePore and Sisitsky and Dr. Mansukani, generally oversees our executive compensation program. However, since the Merger, certain aspects of our executive compensation program, including Mr. Coughlin’s compensation arrangements, which were entered into in 2014, and grants of certain equity awards, have been approved by the Holdings Board.
The capitalized term “Named Executives” refers to the following executive officers whose compensation is required to be reported in the “Summary Compensation Table for Fiscal Years 2014, 2013 and 2012."

Name	Position
Paul V. Campanelli	Chief Executive Officer
Michael A. Tropiano	Executive Vice President and Chief Financial Officer
Thomas J. Haughey	General Counsel and Chief Administrative Officer
Terrance J. Coughlin	Chief Operating Officer

Because we only have four executive officers, we are only required to report the compensation of four individuals in the “Summary Compensation Table for Fiscal Years 2014, 2013 and 2012.”
 Executive Summary
The overall objective of our executive compensation program is to effectively reward, motivate and retain individuals who are critical to the long-term success of our business. Our compensation decisions are guided by a “pay for performance” philosophy intended to align our compensation policies with the interests of our stockholders by tying a substantial portion of an executive’s overall compensation opportunity to the achievement of key strategic business and financial objectives.
Highlights of Our Compensation Practices
The Committee evaluates our compensation practices and programs with the goal of establishing fairness in compensation for our employees and our stockholders alike. The following are highlights of our current compensation practices:

•
Performance-Based Compensation. Our cash-based annual incentive program and equity-based long-term incentive program, which comprise a substantial portion of the total compensation opportunities for our Named Executives, are performance-oriented. The cash bonus payouts under the annual incentive program are contingent upon the achievement of our financial and strategic goals. Under our long-term incentive program, half of the stock options granted to our Named Executives are subject to performance-based vesting based on our achievement of specified Adjusted EBITDA goals or generating certain returns on the Sponsor’s investment in us. See “Annual Cash Incentive” and “Long-Term Incentive” below.

•
No Tax Gross Ups and Limited Benefits. We do not provide our executive officers with special benefits, supplemental executive retirement plans, or tax gross-ups. We provide our executive officers with modest perquisites and other personal benefits which we believe are reasonable and serve as useful retention tools. See “Traditional Employee Benefits and Executive Perquisites” below.

•
Compensation Risk Assessment. We believe that our compensation programs are not designed to encourage our Named Executives or other employees to take unnecessary risks that would be reasonably likely to have a material adverse effect on us. See “Compensation Risk Assessment” below.

•
Clawback Policy. Each of our Named Executives is subject to our Executive Financial Recoupment Program under which we can recoup incentive compensation in the event the executive engages in certain types of misconduct or fails to properly supervise employees who engage in misconduct.

•	No Single Trigger Vesting. We do not provide for automatic single trigger vesting of our long-term incentive awards.

Highlights of Our 2014 Performance and Related Compensation Decisions
The following are highlights of our 2014 performance and related compensation decisions:

•	We achieved Adjusted EBITDA (as described below) of $433.8 million for the year, exceeding our Adjusted EBITDA target by 18.5%.

•	We generated $414.8 million in Operating Cash Flow (as described below) in 2014, which exceeded our Operating Cash Flow target by 29.8%.

•	Consistent with the Company’s strategic goal of obtaining exclusive marketing rights for generic pharmaceutical products, we submitted 30 ANDAs in 2014, exceeding our target by 15.4%.

•	We significantly bolstered our product offerings through the acquisition and integration of Par Sterile.

•
In accordance with our “pay for performance” philosophy, because we significantly exceeded most of our financial targets and strategic objectives for 2014, we funded our annual incentive bonus plan at 193% of the aggregate target for the Named Executives (154% of the aggregate target for all other eligible employees). See “Annual Cash Incentive” below.

Compensation Philosophy and Policies Regarding Executive Compensation
In addition to maintaining an executive compensation program that will provide competitive levels of total compensation necessary to attract and retain talented executives who will contribute to our financial success, our executive compensation program is guided by a “pay for performance” philosophy. This philosophy is intended to align executives’ interests with those of our stockholders and to reward executives when Company and individual performance are strong. Therefore, we provide a substantial portion of Named Executives’ overall compensation opportunity in the form of an annual incentive bonus, the payment of which is subject to the achievement of key financial and strategic business objectives. We also provide a substantial portion of Named Executives’ overall compensation opportunity in the form of Holdings stock options, the value of which is directly tied to the performance of Holdings' stock. In addition, half of the stock options granted to our Named Executives are subject to time-based vesting and the other half are subject to performance-based vesting based on our achievement of specified Adjusted EBITDA goals or generating certain returns on the Sponsor’s investment in Holdings.
The following principles influence and guide our compensation decisions:

•	compensation should attract, motivate and retain qualified executives;

•	compensation should reflect a “pay for performance” philosophy by focusing on financial targets and strategic objectives;

•	compensation should reflect accountability and achievement; and

•	compensation decisions should reflect alignment with stockholder interests.

The Committee follows these principles when making compensation decisions with respect to our Named Executives.
The Compensation Setting Process and Benchmarking
A Year-Round Process
Our compensation planning process, including evaluation of management performance and consideration of the business environment, is a year-round process. Compensation decisions are designed to promote our fundamental business objectives and strategies which, in turn, drive long-term stockholder value.
The Committee’s Role in the Process
The compensation of our Named Executives is determined by the Committee, except where the Holdings Board has approved certain arrangements, such as Mr. Coughlin’s compensation arrangements and grants of certain equity awards. The Committee’s responsibilities generally include:

•	reviewing and evaluating our equity incentive arrangements and granting equity incentive awards to our Named Executives;

•	determining bonus payouts under the prior year’s annual incentive program;

•	reviewing performance milestones and strategic objectives for the annual incentive program for the upcoming year;

•	reviewing management recommendations regarding our compensation program;

•	reviewing our Chief Executive Officer’s achievement of the prior year’s goals and setting of objectives for the upcoming year; and

•	addressing any other compensation related matters that require the attention of the Committee.
Mr. Campanelli recuses himself from all Committee determinations of his own compensation.
Management’s Role in the Process
Management plays a role in the compensation-setting process, other than with respect to compensation for our Chief Executive Officer. The most significant aspects of management’s role are:

•	our Chief Executive Officer, Chief Financial Officer and Senior Vice President of Human Resources review and recommend compensation plans;

•	our Named Executives recommend business targets and goals;

•	our Chief Executive Officer evaluates the performance of the other Named Executives based on agreed-upon objectives; and

•	our Chief Executive Officer recommends salary, bonus levels and awards and long-term incentive awards for the other Named Executives.
Our Chief Executive Officer and Senior Vice President of Human Resources establish the agenda for Committee meetings. Our Chief Executive Officer provides compensation recommendations as to our Named Executives and other key employees (other than himself) and participates in Committee meetings as the chair of the Committee.
Competitive Compensation Practices
Our compensation arrangements must be competitive in the marketplace in order to attract and retain highly-qualified executives to lead the Company. We have not, however, engaged in formal benchmarking practices with a third-party consultant since prior to the Merger in 2012. The components and levels of compensation for our Named Executives (other than Mr. Coughlin) were established by the Holdings Board in 2012 after the completion of the Merger, and have been adjusted since the Merger, after considering the factors described below. The components and levels of Mr. Coughlin’s compensation arrangement were negotiated between Mr. Coughlin, on the one hand, and the Company and Par Pharmaceutical, Inc., on the other hand, in connection with his commencement of employment with us, based on industry compensation practices for the position of chief operating officer and Mr. Coughlin’s prior experience.
The Committee has also relied on the experience of its Sponsor-affiliated members and on analysis performed by the Sponsor that considers the compensation of our Named Executives in light of the compensation structure of other portfolio companies or private equity-backed companies in general.
Employment Agreements
We have entered into employment agreements with our Named Executives in order to attract a high level of talent to the Company and, equally important to our success, to retain key executives to execute our business strategies. Our executive employment agreements also protect us by setting forth the applicable terms for terminations of employment and provide valuable protection against improper use of our confidential business information, competition with our business and solicitation of employees and customers during and following the employment term.
A more detailed description of our employment agreements appears under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based-Awards Table” below.
Components of Executive Compensation and Decisions Related to 2014 Compensation for Named Executives
Described below are the key components and objectives of our executive compensation program for 2014 as it relates to our Named Executives.
Base Salary
Base cash compensation is a critical element of executive compensation because it enables us to recruit and retain key executives. Base salaries for our Named Executives are set forth in employment agreements that were negotiated between each individual, on the one hand, and the Company and Par Pharmaceutical, Inc., on the other hand.

The following table sets forth, as of December 31, 2014, each Named Executive’s base salary and percentage increase over the prior year.

Name / Position	Base Salary	Increase over prior year
Paul V. Campanelli, Chief Executive Officer	$871,250	2.5%
Michael A. Tropiano, Executive Vice President and Chief Financial Officer	$486,875	2.5%
Thomas J. Haughey, General Counsel and Chief Administrative Officer	$666,250	2.5%
Terrance J. Coughlin, Chief Operating Officer	$550,000	N/A

The increases shown above reflect cost-of-living increases in base salaries that were approved for our employees generally and became effective in 2014.
In December 2014, each of our Named Executives (other than Mr. Campanelli) received an additional 2.5% cost of living increase in his base salary and, in recognition of his success in driving the Company’s exceptional performance, Mr. Campanelli’s base salary was increased to $950,000. The base salary increases approved in December 2014 became effective on January 1, 2015, and are therefore not reflected in the table above.
Annual Cash Incentive
We provide an annual cash bonus opportunity to our Named Executives under our annual incentive program in order to drive Company and individual performance. Cash bonus payouts under the program are contingent on the achievement of key financial and strategic goals that are established at the beginning of the year by our Named Executives under the guidance and ultimate approval of the Committee. However, we do not follow a strict mathematical formula-based approach for determining the actual bonus awards, except that, as described below, threshold and maximum bonuses are determined based on the achievement of specified performance targets. Instead, we weigh each individual’s contribution to our performance in determining individual awards, as described below.
The “target” amount of each Named Executive’s cash bonus award is set as a percentage of his base salary. As position and responsibility increase, a greater portion of the Named Executive’s overall cash compensation opportunity is attributable to the annual incentive program, subjecting it to the achievement of our performance targets and thus placing it “at risk.” Accordingly, for 2014, the target bonus amount was set at 100% of base salary for Mr. Campanelli, 65% of base salary for Mr. Tropiano (increased from 60% for 2013 based on his outstanding performance and in recognition of the importance of his responsibilities for the business as a whole), 75% of base salary for Mr. Haughey, and 70% of base salary for Mr. Coughlin, which was pro-rated based upon the commencement date of his employment.
The chief component of the bonus funding target for 2014 consisted of key financial metric targets approved by the Holdings Board at the beginning of the year and formally incorporated in our 2014 operating plan. We chose these metrics based upon our detailed analysis of projected sales, on a product-by-product basis, and expenses, based on annual spending required to achieve our short- and long-term goals. Taken as a group, these selected financial parameters provided an objective basis for determining whether our executives had successfully executed on our 2014 operating plan. The second component of the bonus funding target consisted of key strategic objectives that the Holdings Board determined would contribute to our longer-term growth and increased stockholder value.

The following table sets forth the key financial targets set by the Holdings Board for 2014 and our actual performance for 2014:
2014 Financial Performance Objectives and Actual Performance

2014 Financial Metrics:	2014 Performance Target	2014 Performance Results	% of Performance Target Achieved
Adjusted EBITDA (1)	$366.1 million	$433.8 million	118.5%
Adjusted Gross Margin (2)	$613.3 million	$674.7 million	110%
Operating Cash Flow (3)	$319.5 million	$414.8 million	129.8%
Capital Expenditures	$52.1 million	$45.5 million	87.3%
Research & Development Expenditures	$124.2 million	$119.1 million	95.9%
Selling, General and Administrative Expenses	$152.7 million	$181.3 million	118.7%
ANDAs Submitted	21-26	30	115.4%
Product Launches (5)	18-24	13	54.2%

(1) “Adjusted EBITDA” is a non-GAAP financial measure that generally represents earnings (e.g., revenues less expenses) excluding interest, taxes, depreciation and amortization. In calculating Adjusted EBITDA for cash incentive purposes in 2014, we added back to loss from continuing operations before benefit for income taxes: (a) amortization of inventory step up established with the purchase accounting related to the Par Sterile Acquisition, (b) certain legal and restructuring costs, (c) amortization expense related to intangible assets as well as intangible asset impairment recorded, (d) certain transaction costs, (e) litigation settlements and loss contingencies, (f) depreciation expense related to property, plant and equipment, (g) interest expense, including costs associated with debt repricing and extinguishment, (h) share-based compensation and (i) management fees.
(2) “Adjusted Gross Margin” is a non-GAAP measure that represents GAAP gross margin excluding amortization expense and other non-cash items.
(3) “Operating Cash Flow” is a non-GAAP measure that represents Adjusted EBITDA, as defined above, adjusted for the net change in working capital (current assets less current liabilities) and other cash settled items related to restructuring charges, an annual monitoring fee paid to the Sponsor, and certain legal and accounting fees.
(4) Our achievement level relative to our target number of products launched in 2014 was largely due to delays in the regulatory approval process that were outside of our control. We anticipate introducing many of the products we expected to launch in 2014 after receiving further regulatory approvals.
Evaluation of Achievement
We set a minimum threshold and a maximum payout for cash bonus payments: In the event that less than 85% of our targeted 2014 Adjusted EBITDA goal was achieved, there would be no bonus payable (irrespective of the executive’s individual performance and the achievement of our other targets) unless the Committee exercised its discretion to fund the bonus pool for achievement against the other financial and performance metrics; and in the event that 133% or greater of targeted 2014 Adjusted EBITDA goal was achieved, the bonus pool would be funded at 200% of target, subject to the Committee’s ability to make downward adjustments in amounts earned. The “Grants of Plan-Based Awards for Fiscal Year 2014” table sets forth the hypothetical bonus awards available to our Named Executives in 2014 for achieving the minimum (or “threshold”) performance target, the “target” bonus award, and the maximum bonus award.
The Committee viewed 2014 as a very successful year as measured by our financial and operational performance and determined that it was appropriate to fund our annual incentive bonus plan at 193% of the aggregate target for our Named Executives. The primary reason for this funding level was the fact that the Company substantially exceeded its 2014 Adjusted EBITDA goal and exceeded, or performed well against, a number of its other key financial metrics. In determining the funding level, the Committee also reviewed and took into account our strong 2014 operational performance, focusing specifically on the number of ANDAs submitted, the successful acquisition and integration of Par Sterile, which substantially enhanced our competitive standing, and the approval and launch of our generic version of Lovaza®, which represented the successful achievement of a long-term goal of the Company. For actual amounts awarded to each Named Executive, see the “Non-Equity Incentive Plan Compensation” column of the “Summary compensation table for fiscal years 2014, 2013 and 2012” below.
Long-Term Incentive
Equity-based compensation is an important element of our compensation program for our Named Executives. We believe that equity-based compensation is an effective long-term incentive and retention tool, and serves to align the interests of our Named Executives with our stockholders.
The Holdings Board has granted options to purchase common stock of Holdings (“options” or “stock options”) to senior management, including our Named Executives, under the Sky Growth Holdings Corporation 2012 Equity Incentive Plan, as amended (the “2012 EIP”).

All of our Named Executives, other than Mr. Coughlin, were employed at the time the Merger occurred and were granted option awards at that time that were intended to serve as long-term incentives covering a five-year time frame. In determining the size of each executive’s equity award, the Holdings Board considered factors such as the estimated long-term values of these awards, the size of prior awards granted to the executive, and the executive’s position and responsibilities. In 2014, Holdings made additional option grants to each of our Named Executives (other than Mr. Coughlin) following the Sponsor’s purchase of additional shares of Holdings’s common stock in connection with the acquisition of Par Sterile (described above under the heading “Recent Acquisitions”), which had resulted in the equity ownership of our Named Executives (other than Mr. Coughlin) and other holders of Holdings’s common stock being diluted. The Holdings Board decided to make these grants in order to generally maintain the equity ownership levels of our Named Executives (on a fully diluted basis) before and after the additional equity purchase by the Sponsor. Because the long-term equity incentive grants made to our Named Executives (other than Mr. Coughlin) in 2012 were intended to provide incentives over a multi-year period, except for the anti-dilution grants described above, no equity grants were made to our Named Executives in 2014, other than Mr. Coughlin’s grants, as described below.
Mr. Coughlin’s option award, granted at his time of hire, was intended to be comparable in size to the awards made to our Named Executives who were employed at the time of the Merger, while still providing an appropriately-sized incentive based on factors such as internal equity and market conditions. Mr. Coughlin’s option award was also intended to cover a four-year time frame that generally aligns with the last four years of vesting opportunities for option awards granted to our other Named Executives in connection with the Merger. The Committee, upon the recommendation of Mr. Campanelli, also approved a supplemental stock option award to Mr. Coughlin in December 2014, which was granted to him on January 26, 2015, and therefore does not appear in the tables below. This supplemental grant of 588,235 stock options was made in recognition of Mr. Coughlin’s successful assumption of a key leadership role within the Company and contributions to our financial and operational results in 2014 and has vesting terms that align with the grants made to other Named Executives in connection with the Merger, except that it is intended to cover a three-year time frame that generally aligns with the last three years of vesting opportunities for those option awards.
Half of the stock options granted to our Named Executives in connection with the Merger are subject to time-based vesting; the other half of the stock options are subject to performance-based vesting. The time-based stock options vest over a five-year period and the performance-based stock options are eligible to vest over a five-year period based on our achievement of specified Adjusted EBITDA goals for each of the five fiscal years beginning with our 2013 fiscal year, subject to the executive’s remaining in continuous employment with (or other service to) us through an applicable anniversary of the vesting commencement date (which is September 28, 2012 for option awards granted in connection with the Merger). To the extent the performance-based stock options do not vest because the Adjusted EBITDA goal is not met (and is not met based on the combined Adjusted EBITDA for a given fiscal year and the next succeeding fiscal year), the stock options will remain outstanding and vest (together with any other unvested performance-based stock options) if the Sponsor realizes certain returns on its investment in us. Each stock option award granted to our Named Executives in 2014 was also evenly split between time- and performance-based stock options and was subject to the same vesting conditions as are described above, except that, other than the supplemental grant approved for Mr. Coughlin at the end of 2014, the stock options are generally subject to vesting over a four-year period beginning in our 2014 fiscal year.
The vesting of stock options is described in greater detail in footnote 2 to the “Outstanding Equity Awards at 2014 Fiscal Year-End” table below. In addition, as discussed below in “Potential Payments upon Termination or Change in Control for Fiscal Year 2014 -- 2012 EIP,” time-based stock options are subject to accelerated vesting in limited circumstances relating to change in control events and certain terminations of employment.
For our 2014 fiscal year, performance-based stock options were eligible to vest if we achieved an Adjusted EBITDA of $374 million (determined in the same manner as is described above). Because we achieved Adjusted EBITDA of $433.8 million for our 2014 fiscal year, performance-based stock options that were first eligible to vest with respect to our 2014 fiscal year have vested or, in certain cases, will vest if the holder remains employed with (or otherwise provides service to) us through an applicable anniversary of the vesting commencement date as set forth in his or her option agreement.
In connection with the Merger, we also provided our Named Executives (and other executives) with the opportunity to roll over outstanding equity of the Company held by them immediately prior to the consummation of the Merger into our equity, and each of our Named Executives (other than Mr. Coughlin, who was not employed by us at the time) elected to do so.
Traditional Employee Benefits and Executive Perquisites
In 2014, we maintained broad-based benefits programs for all eligible employees, including our Named Executives, which included health insurance, life and disability insurance and dental insurance, to remain competitive in the marketplace and enable us to attract and retain quality employees. We maintained a 401(k) plan, in which eligible employees, including our Named Executives, were permitted to contribute from 1% to 25% of their compensation to the plan. We also matched employee contributions, including those made by our Named Executives, to our 401(k) plan in an amount equal to 50% of up to 6% of the employee’s compensation.
In addition, we provided our Named Executives with perquisites and other personal benefits that we believed were reasonable and consistent with our overall compensation program and were intended to enable us to attract and retain highly-qualified employees for key positions. In 2014, perquisites granted to our Named Executives included an automobile allowance, supplemental life insurance, supplemental disability benefits, gym memberships and executive physicals. Please see “Summary Compensation Table for Fiscal Years 2014, 2013 and 2012” for a further description of the value of perquisites provided to each of our Named Executives.

Compensation Mix
The mix of fixed versus variable compensation is an important factor in motivating our Named Executives and other key employees to contribute to our financial performance over the short- and long-term and in aligning management interests with stockholder interests. Our view is that, the more senior the executive, (i) the greater the percentage of the executive’s cash compensation that should be in the form of an annual bonus opportunity, which is contingent on achieving the Company’s short-term performance objectives, and (ii) the greater the percentage of the executive’s overall target total direct compensation that should be comprised of equity compensation, the value of which is dependent on Holdings’ stock performance. We believe this compensation framework focuses executives on improving financial results and creating value for our stockholders.
Our philosophy on the appropriate compensation mix for our Named Executives is evident in the long-term incentive awards we have granted to them since the Merger in 2012. As shown in the “Summary compensation table for the fiscal years 2014, 2013 and 2012” below, a very significant portion of the compensation paid to our Named Executives since the Merger has been in the form of stock options (including, in 2012, grants to Messrs. Campanelli, Tropiano and Haughey that were intended to serve as an incentive to them over a five-year vesting period). The Committee views long-term incentive compensation as a critical tool for linking executive pay with the interests of our stockholders and therefore has weighted it heavily in our overall compensation program. For more information on these awards, see the “Outstanding Equity Awards at 2014 Fiscal Year-End” table below.
Severance and Change of Control
We provide our Named Executives with certain benefits upon termination of their employment in various circumstances, including in connection with a change of control, pursuant to employment agreements and our Change in Control Severance Policy (the “Change in Control Policy”). However, the benefits payable to a Named Executive under the Change in Control Policy would be reduced by the severance benefits provided under an applicable employment or severance agreement. We believe providing severance benefits to our Named Executives helps retain their continued services and keep them focused on our long-term interests. Please see “Potential Payments upon Termination or Change of Control for Fiscal Year 2014” for a description of the benefits provided to our Named Executives upon termination of their employment in various circumstances.
Executive Financial Recoupment Program
We established the Executive Financial Recoupment Program (the “Recoupment Program”), which generally permits us to recover incentive compensation (which includes equity awards and cash bonuses) from a “covered person” upon a determination that (a) such covered person engaged in significant misconduct (e.g., a violation of a significant law or regulation or our policy) and/or (b) a company representative for whom such covered person had supervisory responsibility engaged in significant misconduct that does not constitute an isolated occurrence and that such covered person knew or should have known was occurring, with respect to the circumstances described in each of subsections (a) and (b), which makes (or with respect to cash bonuses or equity awards already made, would have made) such covered person and/or company representative ineligible for an annual bonus, bonus deferral or other deferred or unvested equity award in the applicable plan year or subsequent plan year. Subject to applicable law, the Recoupment Program permits us to recover incentive compensation from an executive (i) in the case of a cash bonus, for a period of three years from the date that such bonus was paid (or if the payment of the bonus is deferred, the date that such bonus would have been paid but for the deferral), (ii) in the case of deferred or unvested equity awards, until three years after such executive’s employment termination date and (iii) in the case of vested equity awards, for the three-year period prior to the date that the applicable recoupment determination is made. Under the Recoupment Program, a “covered person” is any company executive at the level of Vice President or above, including each of our Named Executives.
Tax Consequences and Deductibility of Executive Compensation
Executive compensation paid in our 2014 fiscal year was not subject to the provisions of Section 162(m) of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), which limits the deductibility of compensation paid to certain individuals to $1 million, excluding qualifying performance-based compensation and certain other compensation. Following any initial public offering of Holdings’ common stock, at such time as we are subject to the deduction limitation under Section 162(m) of the Internal Revenue Code, we expect that the Committee will consider the impact of Section 162(m) of the Internal Revenue Code when structuring our executive compensation arrangements with our Named Executives. However, the Committee will retain flexibility to approve compensation arrangements that promote the objectives of our compensation program but that may not qualify for full or partial tax deductibility.
Accounting Considerations with Regard to Compensation Practices
We review on an on-going basis our compensation programs and the impact of such compensation programs on our financial statements, including the accounting treatment of equity-based compensation, and our compensation decisions may be influenced by such factors.

Compensation Risk Assessment
We last completed a comprehensive compensation risk assessment in 2012, when our common stock was publicly-traded on the New York Stock Exchange. Since that time, management has continued to monitor the Company’s compensation programs to ensure that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Summary Compensation Table for Fiscal Years 2014, 2013 and 2012
The following table sets forth information regarding compensation earned or paid, as applicable, for the fiscal years ended December 31, 2014, December 31, 2013, and December 31, 2012, by or to our Named Executives.

Name and Principal Position	Year	Salary ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non- Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Paul V. Campanelli, Chief Executive Officer	2014 2013 2012	870,933 850,000 615,385	0 0 1,666,698	3,360,000 0 9,067,841	2,200,000 1,250,000 550,000	25,343 25,163 26,043	6,456,278 2,125,163 11,925,967
Michael A. Tropiano, Executive Vice President and Chief Financial Officer	2014 2013 2012	486,418 475,000 434,615	0 0 375,004	201,600 0 2,646,157	448,000 358,750 425,000	26,674 27,474 26,374	1,162,692 861,224 3,907,150
Thomas J. Haughey, Chief Administrative Officer and General Counsel	2014 2013 2012	665,625 650,000 569,231	0 0 1,666,698	373,800 0 5,017,841	734,000 587,500 550,000	23,477 23,827 23,177	1,796,902 1,261,327 7,826,947
Terrance J. Coughlin, Chief Operating Officer(5)	2014	399,808	0	2,400,000	433,125	7,800	3,240,733

(1)
The amounts listed reflect the grant date values of stock awards determined in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these values, see Note 17 to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. No stock awards were granted to our Named Executives from the effective date of the Merger through the end of our 2014 fiscal year.

(2)
The amounts listed reflect the grant date fair values of option awards determined in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these values, see Note 17 to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Please see “Outstanding Equity Awards at 2014 Fiscal Year-End” below for a description of the vesting terms that apply to outstanding stock options held by our Named Executives. For the performance-based option awards, the maximum payout level of such awards is equal to the target payout level, which is reflected in the amounts listed.

(3)
The amounts listed represent amounts paid pursuant to our annual incentive program. See the discussion under “Components of Executive Compensation and Decisions Related to 2014 Compensation for Named Executives- Annual Cash Incentive” for a description of how the amounts paid for 2014 were determined.

(4)	The total amounts shown in the “All Other Compensation” column are comprised of the following items, as applicable to each Named Executive for our 2014 fiscal year:

Name	Year	401(k) Plan Matching Contributions ($)	Premiums for Executive Life and Disability Insurance ($)	Car Allowance ($)	Gym Membership ($)
Paul V. Campanelli	2014	7,800	4,398	12,600	500
Michael A. Tropiano	2014	7,800	6,274	12,600	0
Thomas J. Haughey	2014	7,800	3,077	12,600	0
Terrance J. Coughlin	2014	7,800	0	0	0

(5)	Mr. Coughlin commenced employment with us on April 1, 2014.

Grants of Plan-Based Awards for Fiscal Year 2014
The following table sets forth the grants of plan-based awards made to our Named Executives during 2014.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1) ($) Threshold Target Maximum			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards (2) ($/Sh)	Grant Date Fair Value of Option Awards (3) ($)
Paul V. Campanelli	-- 5/9/14	566,312	871,250	1,742,500	4,000,000	$1.40	$3,360,000
Michael A. Tropiano	-- 5/9/14	205,705	316,469	632,938	240,000	$1.40	$201,600
Thomas J. Haughey	-- 5/9/14	324,797	499,688	999,376	445,000	$1.40	$373,800
Terrance J. Coughlin	-- 4/1/14	205,718	385,000	--	2,857,143	$1.40	$2,400,000

(1)
We provide performance-based annual incentive awards to our Named Executives under our annual incentive program administered by the Committee. These columns indicate the ranges of possible payouts for 2014 performance for each of our Named Executives. “Threshold” refers to the minimum amount payable for a certain level of performance under the annual incentive program, whereas “Target” refers to the amount payable if the specified performance target is reached, and “Maximum” refers to the maximum payout possible under the program. Actual bonus awards paid in 2014 are set forth in the “Non-Equity Incentive Plan Compensation” column of the “Summary compensation table for fiscal years 2014, 2013 and 2012” above. For additional discussion of our annual incentive program, see “Components of Executive Compensation and Decisions Related to 2014 Compensation for Named Executives-Annual Cash Incentive.”

(2)	The exercise price of the stock options represents the fair market value of a share of Holdings' common stock on the applicable grant date as determined by the Holdings Board.

(3)
The amounts listed reflect the grant date fair values of option awards determined in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these fair values, see Note 17 to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. Please see “Outstanding Equity Awards at 2014 Fiscal Year-End” below for a description of the vesting terms that apply to outstanding stock options held by our Named Executives.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based-Awards Table
Employment Agreements. On September 28, 2012, Par Pharmaceutical, Inc. and the Company entered into employment agreements with each of Messrs. Campanelli, Tropiano and Haughey. The agreements with Messrs. Campanelli, Tropiano and Haughey amended and restated the employment agreement to which each executive was party immediately prior to September 28, 2012. Each amended and restated employment agreement provides for an initial term that runs from September 28, 2012 to September 28, 2017 and automatically renews for an additional year on September 29, 2017 and on each September 29 thereafter, unless terminated by the parties pursuant to the agreement’s terms. Under his employment agreement, Mr. Campanelli’s annual base salary was initially set at $850,000 and he is eligible to receive an annual cash bonus with a target of 100% of his annual base salary and a maximum of 200% of his annual base salary. Under his employment agreement, Mr. Tropiano’s annual base salary was initially set at $475,000 and he is eligible to receive an annual cash bonus with a target of 60% of his annual base salary (his target annual cash bonus has since been increased to 65% of his annual base salary, as discussed above) and a maximum of 120% of his annual base salary (increased to 130% of his annual base salary). Under his employment agreement, Mr. Haughey’s annual base salary was initially set at $650,000 and he is eligible to receive an annual cash bonus with a target of 75% of his annual base salary and a maximum of 150% of his annual base salary. Each of Messrs. Campanelli, Tropiano and Haughey is entitled to an automobile allowance equal to $1,050 per month under his employment agreement.
On February 12, 2014, Par Pharmaceutical, Inc. and the Company entered into an employment agreement with Mr. Coughlin. The agreement provides for an initial term that runs from April 1, 2014 through March 31, 2017 and automatically renews for an additional year on April 1, 2017 and on each April 1 thereafter, unless terminated by the parties pursuant to the agreement’s terms. Under his employment agreement, Mr. Coughlin’s annual salary was initially set at $550,000 and he is eligible to receive an annual cash bonus with a target of 70% of his base salary.
Pursuant to his employment agreement, each Named Executive is also entitled to participate in our employee benefit and welfare plans and programs, subject to their terms, and to Company-paid premiums for a $1 million life insurance policy.
Severance. The severance and restrictive covenants provisions of each Named Executive’s employment agreement are described below under “Potential Payments upon Termination or Change of Control for Fiscal Year 2014.”

Outstanding Equity Awards at 2014 Fiscal Year-End
The following table sets forth certain information with respect to the number of shares of Holdings common stock covered by exercisable and unexercisable stock options held by our Named Executives at December 31, 2014. None of our Named Executives held any stock awards at December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (2) (#)		Option Exercise Price (3) ($)	Option Expiration Date
(a)	(b)		(c)		(d)	(e)
Paul V. Campanelli	1,329,840	(1)			0.25	1/07/2019
	522,864	(1)			0.25	1/03/2020
	319,253	(1)			0.25	1/05/2021
	1,169,446	(1)			0.25	1/04/2022
	5,000,000	(2)	7,500,000		1.00	10/31/2022
			4,000,000	(4) (5)	1.40	5/9/2024
Michael A. Tropiano	179,063	(1)			0.25	1/03/2020
	294,684	(1)			0.25	1/05/2021
	526,257	(1)			0.25	1/04/2022
	1,400,000	(2)	2,100,000		1.00	10/31/2022
			240,000	(4)	1.40	5/9/2024
Thomas J. Haughey	427,174	(1)			0.25	1/07/2019
	750,787	(1)			0.25	1/03/2020
	319,253	(1)			0.25	1/05/2021
	1,169,446	(1)			0.25	1/04/2022
	2,600,000	(2)	3,900,000		1.00	10/31/2022
			445,000	(4)	1.40	5/9/2024
Terrance J. Coughlin			2,857,143	(5)	1.40	4/1/2024

(1)
In conjunction with the Merger, our Named Executives were given the opportunity to exchange their stock options in the Company (“Par Options”) for stock options to acquire common stock of Holdings (“Rollover Stock Options”). All Rollover Stock Options maintained the same 10-year term as the corresponding Par Option. All of the Rollover Stock Options were either vested prior to September 28, 2012 or their vesting was accelerated as of September 28, 2012 in accordance with the terms of the Par Option agreements and the equity plan under which the Par Options were granted.

(2)
In conjunction with the Merger, our Named Executives (other than Mr. Coughlin, who was not employed by us at the time) were granted stock options on October 31, 2012. Each option award granted in connection with or since the Merger is divided into two equal tranches of stock options, called “Tranche 1 Options” and “Tranche 2 Options.” Tranche 1 Options are time-based options and Tranche 2 Options are performance-based options.

Tranche 1 Options granted in connection with the Merger vest in five equal annual installments beginning on the first anniversary of the vesting commencement date (September 28, 2012), provided that the executive remains in continuous employment with (or other service to) us from the date of grant. Tranche 2 Options granted in connection with the Merger vest based upon the executive’s remaining in continuous employment with (or providing other service to) us and the achievement of specified annual Adjusted EBITDA targets. If any installment of these Tranche 2 Options does not vest based on the achievement of the specified annual Adjusted EBITDA targets for a particular year, such installment is eligible to vest in respect of the next succeeding fiscal year if a two-year cumulative Adjusted EBITDA target is met, except with respect to the 2017 performance tranche, for which there is no cumulative Adjusted EBITDA target. In circumstances where the specified annual or cumulative Adjusted EBITDA targets are not met, Tranche 2 Options will also vest in amounts of either 50% or 100% of the number of Tranche 2 Options subject to the award in the event that the Sponsor receives a specified level of return on investment calculated as a multiple of the total equity invested in Holdings in respect of the shares of Holdings' common stock owned by it. In December 2013, the Committee, in its discretion as allowed by the terms of the 2012 EIP and based on the level of 2013 Adjusted EBITDA achievement relative to target (approximately 99.6%), authorized the vesting of the 2013 portion of Tranche 2 Options, including the first 20% installment of all Tranche 2 Options granted in connection with the Merger that are held by our Named Executives. All Tranche 2 Options eligible to vest based on our 2014 performance vested based on our level of 2014 Adjusted EBITDA achievement relative to target (as determined by the Committee in February 2015).

(3)
The exercise price of the Rollover Stock Options, as described in note (1) above, was set at $0.25 per option in connection with the exchange of the Par Options for Rollover Stock Options at the Merger. The exercise price of stock options granted on October 31, 2012, April 1, 2014 and May 9, 2014 represents the fair market value of a share of Holdings' common stock on the applicable date of grant as determined by the Holdings Board.

(4)
Each option award granted to our Named Executives in 2014 was evenly split between time- and performance-based stock options and was subject to the same vesting conditions as are described in footnote (2) above, except that the option awards are subject to time- and performance-based vesting over a four-year period beginning in our 2014 fiscal year. Tranche 2 Options granted to our Named Executives in 2014 will also vest where the specified annual or cumulative Adjusted EBITDA targets are not met, in amounts of either 50% or 100% of the number of Tranche 2 Options subject to the award, in the event that the Sponsor receives a specified level of return on investment calculated as a multiple of the total amount invested in Holdings' in respect of the shares of Holdings' common stock owned by it.

(5)	Mr. Coughlin’s grant of stock options was made to him in connection with the commencement of his employment with us.

Adjustments in Connection with Dividend Recapitalization. On February 25, 2015, in connection with the payment of an extraordinary cash dividend to holders of Holdings' common stock, the Holdings Board approved cash payments to holders of certain stock options and a reduction in the exercise price of certain stock options. In connection with this dividend, all option award holders, including our Named Executives, received payments equal to $0.6303 per share underlying 100% of their Rollover Stock Options, 80% of the shares underlying their options with a vesting commencement date of September 28, 2012 and 50% of the shares underlying their options with vesting commencement dates between February 20, 2014 and August 5, 2014. In addition, with respect to outstanding and unexercised options with a vesting commencement date of September 28, 2012, the exercise prices were reduced (i) from $1.00 to $0.69 for option awards eligible to vest based either on the optionee’s continued service through September 28, 2016 or the Company’s annual Adjusted EBITDA for 2016, and (ii) from $1.00 to $0.68 for options eligible to vest based either on the optionee’s continued service through September 28, 2017 or the Company’s annual Adjusted EBITDA for 2017. With respect to outstanding and unexercised options with vesting commencement dates between February 20, 2014 and August 5, 2014, the exercise prices were reduced from $1.40 to $0.77 for options eligible to vest based either on the optionee’s continued service through a date later than August 14, 2016 or the Company’s annual Adjusted EBITDA for 2016 or 2017.
Option Exercises and Stock Vested for Fiscal Year 2014
During 2014, none of our Named Executives acquired shares of common stock either by exercise of stock options or the vesting of other stock awards.
Potential Payments upon Termination or Change of Control for Fiscal Year 2014
This section describes the compensation to which a Named Executive may be entitled upon his separation or termination of employment, assuming such events were to occur on December 31, 2014. The amount of such compensation is illustrated in the “Potential Payments upon Termination for Fiscal Year 2014” table below.
Change in Control Policy
We provide our Named Executives (and other eligible employees) up to 18 months’ salary continuation, paid COBRA coverage and outplacement services pursuant to our Change in Control Policy upon termination of their employment in connection with a “change in control”. However, the benefits payable to a Named Executive under the Change in Control Policy will be reduced by any severance benefits provided to him under any employment or severance agreement with us. A Named Executive would be entitled to payments under the Change in Control Policy if, within the 24 month period following a change in control, his employment is either terminated by us without “cause” or he terminates employment with “good reason.”

The Change in Control Policy defines the terms “cause”, “good reason” and “change in control” as follows:
The term “cause” has the meaning defined in the eligible employee’s employment or severance agreement, and if there is no employment or severance agreement, means (i) any act or omission that would reasonably be likely to have a material adverse effect on our business; (ii) conviction of (including any no contest plea) a felony or any other crime (other than ordinary traffic violations); (iii) material misconduct or willful and deliberate non-performance of his duties (other than as a result of disability); (iv) theft, embezzlement, dishonesty or fraud with respect to the Company; (v) commission of any act of fraud, dishonesty or moral turpitude which is actually or potentially injurious to the our business interests or reputation; (vi) material breach of any written policy applicable to employees of the Company and its affiliates, where such breach is actually or potentially injurious to our business interests or reputation; or (vii) unauthorized disclosure of any confidential or proprietary information of our company or its affiliates.
The term “good reason” has the meaning defined in the eligible employee’s employment agreement, and if there is no employment agreement, (i) a material reduction in the eligible employee’s base salary; (ii) the eligible employee’s job responsibilities are substantially reduced in scope; or (iii) a material change in the eligible employee’s principal place of employment to a location more than 35 miles from his or her place of employment as of the date immediately prior to a change in control.
A “change in control” of Holdings generally means (i) any individual, firm, corporation or other entity, or any group (as defined in the Exchange Act) becomes, directly or indirectly, the beneficial owner (as defined in the Exchange Act) of more than twenty percent (20%) of the then outstanding shares entitled to vote generally in the election of our directors; (ii) the consummation of (a) a merger or other business combination of Holdings with or into another corporation pursuant to which our stockholders do not own, immediately after the transaction, more than 50% of the voting power of the corporation that survives and is a publicly owned corporation and not a subsidiary of another corporation, or (b) a sale, exchange or other disposition of all or substantially all of our assets; or (iii) our stockholders approve any plan or proposal for our liquidation or dissolution.
Since the employment agreements with the Named Executives and the Company’s practice with respect to outplacement services (as described below in footnote 3 to the “Potential Payments upon Termination for Fiscal Year 2014” table), taken together, provide for greater payments than those payable under the Change in Control Policy, the Named Executives would not receive any payments under the Change in Control Policy.
Employment Agreements with Named Executives
In connection with the consummation of the Merger, Holdings and Par Pharmaceutical, Inc. entered into amended and restated employment agreements with Messrs. Campanelli, Tropiano and Haughey. In connection with his commencement of employment with us, we entered into an employment agreement with Mr. Coughlin. These employment agreements entitle the executives to receive compensation and benefits in the event of termination of employment under certain circumstances, whether before or after a change of control of our company. The various events of termination of employment and the payments and benefits (if any) to which a Named Executive may be entitled under such situations pursuant to his amended and restated employment agreement are described below and illustrated in the “Potential Payments upon Termination for Fiscal Year 2014” table below.
Upon death or disability
Upon termination of employment for death or disability, each of our Named Executives would be entitled to a payment calculated as two times the sum of (i) his annual base salary in effect as of the termination date plus (ii) an amount equal to his annual target cash bonus, in effect as of the termination date, less any life insurance or disability insurance received by the executive or his estate. Such amounts will be payable in a lump sum upon termination of employment for death, and in installments for two years in accordance with the Company’s regular payroll practices in the even to termination of employment for disability. Upon termination of employment for disability, each of our Named Executives would also be entitled to participate, at our expense, in our group health plans in accordance with COBRA for a period of up to 18 months.
Upon termination by us without “cause”; upon termination by the Named Executive for “good reason”; or our non-renewal of the employment agreement
Upon termination of employment of any of our Named Executives (i) by us without “cause”; (ii) by the executive for “good reason”; or (iii) by our non-renewal of the employment agreement, the affected executive would be entitled to a payment calculated as two times the sum of (a) his annual base salary in effect as of the termination date plus (b) an amount equal to his annual target cash bonus in effect as of the termination date. Each of our Named Executives would also be entitled to participate, at our expense, in our group health plans in accordance with COBRA for a period of up to 18 months.
Upon non-renewal of the employment agreement by the Named Executive; upon termination by the Named Executive without “good reason”; or upon termination by us for “cause”
If the employment of any of our Named Executives is terminated (i) by his non-renewal of the employment agreement, (ii) by his resignation without “good reason”, or (iii) by us for “cause,” the executive would not be entitled to any severance payments.

The employment agreements with each of our Named Executives define the terms “cause” and “good reason” as follows:
The term “cause” generally means (i) conviction of, guilty or no contest plea to, or confession of guilt of, a felony, or other crime involving moral turpitude; (ii) an act or omission in connection with employment that constitutes fraud, criminal misconduct, breach of fiduciary duty, dishonesty, gross negligence, malfeasance, willful misconduct or other conduct that is materially harmful or detrimental to us; (iii) a material breach by the executive of his employment agreement; (iv) continuing failure to perform such duties as are assigned to the executive, other than a failure resulting from disability; (v) knowingly taking any action on our behalf without appropriate authority to take such action; (vi) knowingly taking any action in conflict of interest with us given the executive’s position with us; or (vii) the commission of an act of personal dishonesty by the executive that involves personal profit in connection with the Company.
The term “good reason” generally means (i) our failure to make any payment that we are required to make to the executive when due or within two business days; (ii) the assignment to the executive, without his written consent, of duties inconsistent with positions, responsibilities and status with us, a change in the executive’s reporting responsibilities, titles or offices or any act constituting a constructive termination or removal of the executive; (iii) a reduction in the executive’s base salary; or (iv) a permanent reassignment (without the executive’s consent) to a primary work location more than 35 miles from our present executive offices.
2012 EIP
If the employment of a Named Executive (or other executive) is terminated without “cause” by us or for “good reason” by the executive, in each case, within two years after a “change of control”, all unvested time-based stock options (Tranche 1 Options) held by the executive would become vested and exercisable. However, all unvested performance-based stock options (Tranche 2 Options) held by the executive would be forfeited upon a termination for any reason.
For this purpose, the terms “cause” and “good reason” have the meanings ascribed to them, in the case of termination of any of our Named Executives, in the affected executive’s employment agreement. The term “change of control” means (i) any change in the ownership of the capital stock of Holdings if, immediately after giving effect thereto, any person (or group of persons acting in concert) other than the Sponsor and its affiliates will have the direct or indirect power to elect a majority of the members of the Holdings Board; (ii) any change in the ownership of the capital stock of Holdings if, immediately after giving effect thereto, the Sponsor and its affiliates own less than 25% of the common shares of Holdings; or (iii) the sale of all or substantially all of the assets of Holdings and its subsidiaries.
Non-compete, Non-solicitation and Release of Claims
Each of our Named Executives has agreed for 18 months following termination of his employment with us not to solicit business or employees away from us and not to provide any services that may compete with our business, regardless of the reason for such termination. Each Named Executive is required to sign a separation agreement that includes a release of claims against us as a condition to receiving the severance amounts described above.
Estimated Value of Benefits to Be Received Upon Involuntary Separation Not Related to a Change of Control or Upon Qualifying Termination Following a Change of Control
The following table shows the estimated value of payments and other benefits to be received by our Named Executives under the terms of their respective employment agreements or other arrangements in effect on December 31, 2014, assuming the employment of such individual terminates under one of the following circumstances as of December 31, 2014. There are no income tax or excise tax gross-ups of any kind provided to our Named Executives.

Potential Payments upon Termination for Fiscal Year 2014

Compensation Program	For “Cause”	By Us Without Cause; by Executive for Good Reason; Non-Renewal of Agreement by Company	Death or Disability	By the Executive Without Good Reason; or Non-Renewal of Agreement by Executive	By Us Without Cause or for Good Reason by Executive if Within the Two-Year Period After Change in Control
Cash Severance
Mr. Campanelli	--	$3,485,000	$3,485,000	--	$3,485,000
Mr. Tropiano	--	$1,606,688	$1,606,688	--	$1,606,688
Mr. Haughey	--	$2,331,876	$2,331,876	--	$2,331,876
Mr. Coughlin		$1,870,000	$1,870,000		$1,870,000
Equity Value (2)
Mr. Campanelli	--	--	--	--	$14,720,000
Mr. Tropiano	--	--	--	--	$2,995,200
Mr. Haughey	--	--	--	--	$5,561,600
Mr. Coughlin	--	--	--	--	$3,657,144
Perquisites/Benefits (3)
Mr. Campanelli	--	$49,050	$32,550	--	$49,050
Mr. Tropiano	--	$49,205	$32,705	--	$49,205
Mr. Haughey	--	$49,205	$32,705	--	$49,205
Mr. Coughlin	--	$49,205	$32,705	--	$49,205

(1)
Upon termination, the Named Executive would be entitled to two times the sum of annual base salary plus an amount equal to his target bonus in effect as of the termination date, which would be paid over the two-year period following the Named Executive’s termination. Any life insurance and disability insurance payments received by the Named Executive would be deducted from the amount payable upon termination.

(2)
Assumes the triggering event took place on the last day of the fiscal year, December 31, 2014, and the price per share is the fair market value as of that date as determined by the Holdings Board ($2.56). Time-based stock options (Tranche 1 Options) would vest upon a termination of employment by us without cause or for good reason by executive if it occurred within the two-year period after a change of control. The amounts shown in the last column represent the number of Tranche 1 Options held by the Named Executive that would vest in connection with a qualifying termination of employment following a change in control, multiplied by the positive difference between the exercise price for those stock options and $2.56.

(3)
Represents the value of each Named Executive’s entitlement to participate, at our expense, in all of our medical and health plans and programs in accordance with COBRA for a period of 18 months (not applicable upon termination in the event of death), as well as, in the case of a qualifying termination following a change in control, the value of outplacement services ($16,500, as of December 31, 2014) for a period of 12 months provided pursuant to our Change in Control Policy. Pursuant to Company practice, outplacement services would also be provided in the event of a Named Executive’s termination of employment by us without cause, termination of employment by the Named Executive for good reason or non-renewal of the Named Executive’s employment agreement by us.

Director Compensation for Fiscal Year 2014
Dr. Mansukani, who was appointed to the Holdings Board by the Sponsor effective as of the closing of the Merger, and Mr. LePore, since the expiration of his employment term on January 31, 2013, are the only members of the Holdings Board who receive compensation for their service to the Holdings Board. The other members of the Holdings Board were employees of either (i) us or (ii) the Sponsor and received no compensation for services rendered to the Holdings Board during 2014. None of the members of the Company’s board of directors received compensation in 2014 for their service as members of the Company’s board of directors.
The following table sets forth the 2014 compensation of the directors serving on the Holdings Board (other than directors who are Named Executives):

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Patrick G. LePore (1)	$300,000 (2)	--	--	$2,252,547 (3)	$2,552,547
Sharad Mansukani (4)	$ 60,000 (5)	--	$415,000 (6)		$475,000
Todd B. Sisitsky (7)	--	--	--		--
Jeffrey K. Rhodes (7)	--	--	--		--

(1)
At the end of 2014, Mr. LePore held 1,780,000 stock options, 712,000 of which were vested and 1,068,000 of which were unvested. Mr. LePore’s stock options vest in the same manner as the stock options granted to our Named Executives in connection with the Merger. See note 2 under the “Outstanding Equity Awards at 2014 Fiscal Year-End” table above for a description of those vesting terms. Mr. LePore did not hold any other stock options or any stock awards at the end of 2014.

(2)
Pursuant to the terms of his employment agreement, which governed the terms of his employment with us and includes certain terms relating to his service as the non-employee chairman of the Holdings Board, Mr. LePore is entitled to cash compensation at an annual rate of $300,000, which is paid to him on a quarterly basis.

(3)
Pursuant to the terms his separation agreement with us, which governed the terms of his termination of employment with us, Mr. LePore received $2,245,000 in cash severance payments from us in 2014. Under his separation agreement, we are obligated to pay Mr. LePore severance payments totaling $4,490,000 in equal semi-monthly installments, commencing March 2013 through March 2015. In addition, for up to 18 months following January 31, 2013, we were obligated to make monthly payments to Mr. LePore, at his election, to cover the cost of premiums for COBRA continuation coverage. During 2014, we paid Mr. LePore $7,547 to cover the cost of his COBRA premiums. Our obligation to reimburse Mr. LePore for COBRA premiums ended in July 2014.

(4)
At the end of 2014, Dr. Mansukani held (i) 25,000 restricted stock units, all of which were granted to him in 2013 and are scheduled to vest on September 28, 2015, subject to his continued service to us through that date, and (ii) 1,000,000 stock options, 450,000 of which were vested and 550,000 of which were unvested. The vesting of the 500,000 stock options granted to Dr. Mansukani in 2014 is described in note 6 below. Dr. Mansukani’s 500,000 other stock options were granted to him on March 12, 2013. 20% of this stock option vests on each of the first, second, third, fourth and fifth anniversaries of September 28, 2012, subject to Dr. Mansukani’s continued service to us through the applicable vesting date. Dr. Mansukani did not hold any other stock options or stock awards at the end of 2014.

(5)	Represents the 2014 annual cash retainer payable to Dr. Mansukani.

(6)
Dr. Mansukani was granted 500,000 stock options on June 13, 2014 with an exercise price of $1.40. 25% of these stock options were vested on the grant date, an additional 25% of these stock options vested on September 28, 2014, and 25% of these stock options are scheduled to vest on each of the third and fourth anniversaries of September 28, 2012, subject to Dr. Mansukani’s continued service to us through the applicable vesting date. The amount listed reflects the grant date fair value of the stock options in accordance with FASB ASC 718-10 Compensation - Stock Compensation. For assumptions used in determining these values, see Note 17 to our audited consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K.

(7)
Messrs. Sisitsky and Rhodes are affiliated with the Sponsor and neither of them received any compensation from us for their service on the Holdings Board in 2014. Neither of Messrs. Sisitsky or Rhodes held any stock options or stock awards as of the end of 2014.

On February 25, 2015, the payments and reductions in exercise prices described above under “Adjustments in Connection with Dividend Recapitalization” were also made with respect to stock options held by Dr. Mansukani and Mr. LePore. The restricted stock units held by Dr. Mansukani were not adjusted in connection with the payment of the cash dividend and no payments were made in respect of them.
All stock options and restricted stock units described above were granted under the 2012 EIP.

Compensation Committee Interlocks and Insider Participation
During 2014, the Holdings Board established the Committee, consisting of Messrs. Campanelli, LePore and Sisitsky and Dr. Mansukani. None of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on the Boards or the Committee.

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
The following table sets forth certain information as of February 28, 2015 with respect to shares of Holdings common stock beneficially owned by (i) each of Holdings directors, (ii) each of Par Pharmaceutical Companies, Inc.’s named executive officers, (iii) all of Holdings directors and executive officers as a group and (iv) each person known to Par Pharmaceutical Companies, Inc. to be the beneficial owner of more than 5% of the outstanding Holdings common stock as of such date. The beneficial ownership percentages reflected in the table below are based on 784,229,115 shares of Holdings common stock outstanding as of February 28, 2015.
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
Except as described in the agreements mentioned above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting, dispositive and investment power with respect to the indicated shares of common stock beneficially owned by them. Unless otherwise indicated in a footnote, the address for each individual listed below is c/o Par Pharmaceutical Companies, Inc., One Ram Ridge Road, Chestnut Ridge, New York 10977.

Name	Shares of Holdings Common Stock Beneficially Owned	Percentage of Holdings Common Stock Outstanding
5% shareholders
TPG (1)	776,071,428	99.0%
Directors and executive officers
Paul V. Campanelli (2)	9,341,403	1.2%
Michael A. Tropiano (3)	2,460,004	*
Thomas J. Haughey (4)	5,377,910	*
Terrance J. Coughlin(5)	1,714,286	*
Patrick G. LePore(6)	4,712,000	-
Todd B. Sisitsky(7)	—	-
Jeffrey K. Rhodes(8)	—	*
Sharad Mansukani(9)	640,000
All executive officers and directors as a group (8 persons) (10)	24,245,603	3.0%

*	Less than 1%.
(1)
Includes 609,737,616 shares of common stock held by TPG Sky, L.P., a Delaware limited partnership (“Sky”), 158,833,812 shares held by TPG Sky Co-Invest, L.P., a Delaware limited partnership (“Sky Co-Invest”), and 7,500,000 shares held by TPG Biotechnology Partners IV, L.P., a Delaware limited partnership (“Biotech IV” and together with Sky and Sky Co-Invest, the “TPG Funds”). The general partner of Sky is TPG Advisors V, Inc., a Delaware corporation (“Advisors V”). The general partner of Sky Co-Invest is TPG Advisors VI, Inc., a Delaware corporation (“Advisors VI”). The general partner of Biotech IV is TPG Biotechnology GenPar IV, L.P., a Delaware limited partnership, whose general partner is TPG Biotech GenPar IV Advisors, LLC, a Delaware limited liability company, the sole member of TPG Biotech GenPar IV Advisors, LLC is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”). David Bonderman and James G. Coulter are officers and sole stockholders of each of Advisors V, Advisors VI and Group Advisors and may therefore be deemed to be the beneficial owners of the shares held by the TPG Funds. The business address of each of the entities listed in this note is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102

(2)	Shares shown as beneficially owned by Mr. Campanelli includes 9,341,403 shares underlying stock options that are currently exercisable or vest within 60 days.
(3)	Shares shown as beneficially owned by Mr. Tropiano includes 2,460,004 shares underlying stock options that are currently exercisable or vest within 60 days.
(4)	Shares shown as beneficially owned by Mr. Haughey includes 5,377,910 shares underlying stock options that are currently exercisable or vest within 60 days.
(5)	Shares shown as beneficially owned by Mr. Coughlin includes 714,286 shares underlying stock options that are currently exercisable or vest within 60 days
(6)
Shares shown as beneficially owned by Mr. LePore includes 2,000,000 shares of common stock, 712,000 shares underlying stock options that are currently exercisable or vest within 60 days and 2,000,000 shares held by Park Street Investors, L.P., a Delaware limited partnership. The General Partnership of Park Street Investors, L.P. is Park Street Investment Corporation (“PSIC”), a Delaware corporation, of which Mr. LePore and his spouse are officers and directors, and together they own a majority of the outstanding stock of PSIC.

(7)
Todd B. Sisitsky, who is one of our directors, is a TPG Partner. Mr. Sisitsky has no voting or investment power over the shares held by the TPG Funds. The address of Mr. Sisitsky is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102

(8)
Jeffrey K. Rhodes, who is one of our directors, is a TPG Principal. Mr. Rhodes has no voting or investment power over the shares held by the TPG Funds. The address of Mr. Rhodes is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(9)
Includes 450,000 shares underlying stock options that are currently exercisable or vest within 60 days. Sharad S. Mansukani, who is one of our directors, is a TPG Senior Advisor. Dr. Mansukani has no voting or investment power over the shares held by the TPG Funds. The address of Dr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(10)	Shares shown as beneficially owned includes 19,055,603 shares underlying stock options that are currently exercisable or vest within 60 days.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
Agreements with TPG and Management
In connection with the Merger, we entered into various agreements with TPG and members of our management. These include a management stockholders’ agreement, a management services agreement and a management rights agreement. These and related arrangements are described below.

Management Stockholders’ Agreement

We are party to a management stockholders’ agreement with TPG and certain members of management who were employed by us at the time of the Merger and other members of management that have joined the agreement since the Merger (collectively, “Management”). This agreement requires Management to vote on certain matters as directed by the Sponsor, restricts Management’s ability to transfer shares, provides for certain Company and Sponsor call rights with respect to shares held by Management, and provides for drag along rights, tag along rights and lock-up restrictions. In connection with any offering, other than with respect to the restrictions on share transfer and lock-up restrictions, the material provisions of this agreement will terminate in accordance with their terms.

Management Services Agreement

Pursuant to our management services agreement with TPG, we retained an affiliate of TPG (the "Management Company") to provide us with certain management, consulting and financial services to us when and as requested by us. Under that agreement, we agreed to pay the Management Company an aggregate annual monitoring fee equal 1% of Adjusted EBITDA (as defined in the indenture that governs our Notes), up to a maximum of $4.0 million per calendar year. The monitoring fee is payable in quarterly installments in arrears at the end of each fiscal quarter. The management services agreement further provides that the Management Company will be entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions equal to customary fees charged by internationally recognized investment banks for serving as financial advisor in similar transactions. The management services agreement also provides for reimbursement of out-of-pocket expenses incurred by the Management Company. The management services agreement includes customary exculpation and indemnification provisions in favor of the Management Company and its affiliates.

Management Rights Agreement
We are party to a management rights agreement with TPG pursuant to which we granted to TPG Partners VI, L.P. the majority owner of TPG Sky, L.P. the right to appoint at least one member of our board of directors, together with certain consultation, advisement, information and inspection rights with respect to the Company. These rights will continue following any offering, so long as TPG Partners VI, L.P. owns any interest in TPG Sky, L.P. and TPG Sky, L.P. owns any interest in the Company.
Transactions with other sponsor portfolio companies
TPG is a private equity firm that has investments in companies that do business with us in the ordinary course of business. We believe these transactions are conducted on an arms-length basis. For 2014, we purchased services of approximately $4.0 million from companies in which TPG has investments
Indemnification of Directors and Officers; Directors’ and Officers’ Insurance
The current directors and officers of the Company are entitled under the merger agreement relating to the Acquisition to continued indemnification and insurance coverage.

ITEM 14.  Principal Accountant Fees and Services
Audit Fees and Services
The following table summarizes certain fees billed by Ernst & Young, LLP for 2014 and 2013:

Fee Category:	2014	2013

Audit fees	$1,879,000	$1,190,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$1,879,000	$1,190,000

Set forth below is a description of the nature of the services that Ernst & Young provided to us in exchange for such fees.
Audit Fees
Audit fees represent fees Ernst & Young billed us for the audit of our annual financial statements and the review of our quarterly financial statements and for services normally provided in connection with statutory audits of foreign subsidiaries and regulatory filings.
Audit-Related Fees
During fiscal 2014 and 2013, there were no fees billed to us for professional services rendered by Ernst & Young for any audit-related fees.
Tax Fees
During fiscal 2014 and fiscal 2013, there were no fees billed to us for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning.
All Other Fees
During fiscal 2014 and fiscal 2013, there were no fees billed to us for professional services rendered by Ernst & Young for other products or services.
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

During fiscal 2014 and fiscal 2013, all of the services provided by Ernst & Young for the services described above were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

PART IV
ITEM 15.  Exhibits

ITEM 15.  (a) (1)  FINANCIAL STATEMENTS

Page Number

Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	F- 4

Consolidated Statements of Operations for the years ended December 31, 2014 and December 31, 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 5

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014 and December 31, 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 7

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
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

Exhibit No.	Exhibit
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

Exhibit No.	Exhibit
10.23	Sky Growth Holdings Corporation 2012 Equity Incentive Plan- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.24	Form of Long-Term Cash Incentive Award Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.25	Form of Non-Statutory Stock Option Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.26	Form of Non-Statutory Rollover Option Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.27	Form of Restricted Stock Unit Agreement- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***
10.28
Amended and Restated Employment Agreement, dated as of September 28, 2012, by and between Par Pharmaceutical, Inc., Sky Growth Holdings Corporation and Patrick LePore- previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.29
Separation Agreement and Release, dated January 31, 2013, among Patrick LePore, Par Pharmaceutical Companies Inc. and Par Pharmaceutical, Inc.- - previously filed as an exhibit to our Registration Statement on Form S-4 dated August 27, 2013 and incorporated herein by reference. ***

10.30
Employment Agreement, dated as of February 12, 2014, by and between Par Pharmaceutical, Inc. (“Par”), Sky Growth Holdings Corporation (“Holdings,” together with Par, “Employer”), on the one hand, and Terrance Coughlin, on the other.** ***

10.31	Form of Non-Statutory Stock Option Agreement **
21	Subsidiaries of Par Pharmaceutical Companies, Inc.**
31.1	Certification of Principal Executive Officer (attached herewith).^^
31.2	Certification of Principal Financial Officer (attached herewith).^^
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).*
101 INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Scheme Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101 LA	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Linkbase Document*

*	Furnished herewith
**	Filed herewith
***	Certain portions have been omitted and have been filed with the SEC pursuant to a request for confidential treatment thereof.
****	Each of these exhibits constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15 (b).
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

Dated: March 12, 2015
PAR PHARMACEUTICAL COMPANIES, INC.
(Company)
/s/ Paul V. Campanelli
Paul V. Campanelli
Chief Executive Officer

/s/ Michael A. Tropiano
Michael A. Tropiano
Executive Vice President and Chief Financial Officer

Signature	Title	Date
/s/ Paul V. Campanelli Paul V. Campanelli	Chief Executive Officer; Director, Par Pharmaceutical Companies, Inc. (Principal Executive Officer)	March 12, 2015
/s/ Thomas J. Haughey Thomas J. Haughey	General Counsel and Chief Administrative Officer; Director, Par Pharmaceutical Companies, Inc.	March 12, 2015
/s/ Michael A. Tropiano Michael A. Tropiano	Executive Vice President and Chief Financial Officer; Director, Par Pharmaceutical Companies, Inc. (Principal Accounting and Financial Officer)	March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

PAR PHARMACEUTICAL COMPANIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FILED WITH THE ANNUAL REPORT ON FORM 10-K

Page

Reports of Independent Registered Public Accounting Firms	F- 2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F- 4

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 5

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014 and 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 7

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 (Successor), and for the periods September 29, 2012 to December 31, 2012 (Successor), and January 1, 2012 to September 28, 2012 (Predecessor)
F- 8

Notes to Consolidated Financial Statements	F- 10

_________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated balance sheets of Par Pharmaceutical Companies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Par Pharmaceutical Companies, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP

MetroPark, New Jersey
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Par Pharmaceutical Companies, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows of Par Pharmaceutical Companies, Inc. and subsidiaries (the “Company”) for the period September 29, 2012 through December 31, 2012 (Successor). We have also audited the accompanying consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows of the Company for the period January 1, 2012 through September 28, 2012 (Predecessor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period September 29, 2012 through December 31, 2012 (Successor) and the results of operations and cash flows of the Company for the period January 1, 2012 through September 28, 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, Par Pharmaceutical Companies, Inc. was acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Par Pharmaceutical Holdings, Inc. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 20, 2013
(August 14, 2013 as to Note 16)
(March 12, 2015 as to the effects of the restatements discussed in Note 1 and Note 17)

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$244,440	$130,080
Available for sale marketable debt securities	—	3,541
Accounts receivable, net	158,732	143,279
Inventories	154,687	117,307
Prepaid expenses and other current assets	28,255	15,438
Deferred income tax assets	66,936	55,932
Total current assets	653,050	465,577

Property, plant and equipment, net	217,314	127,276
Intangible assets, net	1,040,753	1,092,648
Goodwill	1,012,108	855,726
Other assets	83,909	96,342
Total assets	$3,007,134	$2,637,569

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,503	$21,462
Accounts payable	79,987	31,181
Payables due to distribution agreement partners	53,213	79,117
Accrued salaries and employee benefits	32,246	20,700
Accrued government pricing liabilities	42,647	35,829
Accrued legal settlements	—	41,367
Accrued interest payable	7,529	7,629
Accrued expenses and other current liabilities	47,679	21,686
Total current liabilities	277,804	258,971

Long-term liabilities	17,004	20,322
Non-current deferred tax liabilities	247,191	294,162
Long-term debt, less current portion	1,904,069	1,516,057
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share, 100 shares authorized and issued	—	—
Additional paid-in capital	808,647	687,272
Accumulated deficit	(243,933)	(138,416)
Accumulated other comprehensive loss	(3,648)	(799)
Total stockholders' equity	561,066	548,057
Total liabilities and stockholders’ equity	$3,007,134	$2,637,569

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	For the Year Ended	For the Year Ended	For the period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues:
Net product sales	$1,278,106	$1,062,453	$237,338	$780,797
Other product related revenues	30,515	35,014	8,801	23,071
Total revenues	1,308,621	1,097,467	246,139	803,868
Cost of goods sold, excluding amortization expense	643,851	595,166	157,893	431,174
Amortization expense	185,655	184,258	42,801	30,344
Total cost of goods sold	829,506	779,424	200,694	461,518
Gross margin	479,115	318,043	45,445	342,350
Operating expenses:
Research and development	119,095	100,763	19,383	66,606
Selling, general and administrative	181,136	155,164	45,525	165,604
Intangible asset impairment	146,934	100,093	—	5,700
Settlements and loss contingencies, net	90,107	25,650	10,059	45,000
Restructuring costs	5,413	1,816	241	—
Total operating expenses	542,685	383,486	75,208	282,910
Loss on sale of product rights	(3,042)	—	—	—
Operating (loss) income	(66,612)	(65,443)	(29,763)	59,440
Gain on marketable securities and other investments, net	—	1,122	—	—
Gain on bargain purchase	—	—	5,500	—
Interest income	18	87	50	424
Interest expense	(108,427)	(95,484)	(25,985)	(9,159)
Loss on debt extinguishment	(3,989)	(7,335)	—	—
Other income	500	—	—	—
(Loss) income before (benefit) provision for income taxes	(178,510)	(167,053)	(50,198)	50,705
(Benefit) provision for income taxes	(72,993)	(61,182)	(17,653)	29,530
Net (loss) income	$(105,517)	$(105,871)	$(32,545)	$21,175
The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	For the Year Ended	For the Year Ended	For the period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)

Net (loss) income	$(105,517)	$(105,871)	$(32,545)	$21,175
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(3)	(27)	(10)	36
Unrealized loss on cash flow hedges, net of tax	(5,765)	(1,411)	—	—
Less: reclassification adjustment for net losses included in net income (loss), net of tax	2,880	649	—	—
Other	39	—	—	—
Other comprehensive (loss) income	(2,849)	(789)	(10)	36
Comprehensive (loss) income	$(108,366)	$(106,660)	$(32,555)	$21,211

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011 (Predecessor)	39,678	$397	$389,166	$302,984	$13	$(82,979)	$609,581
Net income	—	—	—	21,175	—	—	21,175
Unrealized loss on available for sale securities, $48 net of tax of $12	—	—	—	—	36	—	36
Exercise of stock options	394	4	11,312	—	—	—	11,316
Tax benefit related to share-based compensation	—	—	7,946	—	—	—	7,946
Employee stock purchase program	—	—	266	—	—	—	266
Purchase of treasury stock	—	—	—	—	—	(2,163)	(2,163)
Compensatory arrangements	—	—	7,282	—	—	—	7,282
Restricted stock grants	99	1	(1)	—	—	—	—
Forfeitures of restricted stock	(10)	—	—	—	—	—	—
Balance, September 28, 2012 (Predecessor)	40,161	402	415,971	324,159	49	(85,142)	655,439

Balance, September 29, 2012 (Successor)	—	—	—	—	—	—	—
Net loss	—	—	—	(32,545)	—	—	(32,545)
Unrealized loss on available for sale securities, $17 net of tax of $7	—	—	—	—	(10)		(10)
Capital contribution from Holdings	—	—	675,410	—	—	—	675,410
Compensatory arrangements	—	—	2,240	—	—	—	2,240
Balance, December 31, 2012 (Successor)	—	—	677,650	(32,545)	(10)	—	645,095
Net loss	—	—	—	(105,871)	—	—	(105,871)
Unrealized loss on available for sale securities, $43 net of tax of $16	—	—	—	—	(27)	—	(27)
Unrealized loss on cash flow hedges, $2,203 net of tax of $792	—	—	—	—	(1,411)	—	(1,411)
Reclassification adjustment for realized losses included in net loss, $1,014 net of tax of $365	—	—	—	—	649	—	649
Compensatory arrangements	—	—	9,154	—	—	—	9,154
Cash settlement of Holdings stock option exercises	—	—	(327)	—	—	—	(327)
Capital contribution from Holdings	—	—	695	—	—	—	695
Cash contribution from Holdings	—	—	100	—	—	—	100
Balance, December 31, 2013 (Successor)	—	—	687,272	(138,416)	(799)	—	548,057
Net loss	—	—	—	(105,517)	—	—	(105,517)
Unrealized loss on available for sale securities, $5 net of tax of $2	—	—	—	—	(3)	—	(3)
Unrealized loss on cash flow hedges, $9,011 net of tax of $3,246	—	—	—	—	(5,765)	—	(5,765)
Reclassification adjustment for realized losses included in net loss, $4,500 net of tax of $1,620	—	—	—	—	2,880	—	2,880
Compensatory arrangements	—	—	8,678	—	—	—	8,678
Capital contribution from Holdings	—	—	113,121	—	—	—	113,121
Cash settlement of Holdings stock option exercises			(424)				(424)
Other	—	—	—	—	39	—	39
Balance, December 31, 2014 (Successor)	—	$—	$808,647	$(243,933)	$(3,648)	$—	$561,066

The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Year Ended	For the Year Ended	For the Period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(105,517)	$(105,871)	$(32,545)	$21,175
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(128,742)	(82,542)	(21,590)	12,103
Resolution of tax contingencies	—	—	—	(5,256)
Non-cash interest expense	10,363	10,734	2,633	1,876
Depreciation and amortization	213,564	207,646	50,348	44,426
Cost of goods on acquired inventory step up	9,031	6,557	21,543	4,048
Intangible asset impairment	146,934	100,093	—	5,700
Allowances against accounts receivable	148,221	44,367	33,232	19,206
Share-based compensation expense	8,678	9,154	2,240	7,282
Gain on bargain purchase	—	—	(5,500)	—
Loss on debt extinguishment	3,989	7,335	—	—
Loss on sale of product rights	3,042	—	—	—
Other, net	612	438	367	242
Changes in assets and liabilities:
Increase in accounts receivable	(158,262)	(64,554)	(42,421)	(7,168)
(Increase) decrease in inventories	(12,712)	(11,690)	(15,013)	11,790
(Increase) decrease in prepaid expenses and other assets	(11,345)	16,846	(22,770)	(21,315)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	36,503	(44,891)	(23,351)	58,050
(Decrease) increase in payables due to distribution agreement partners	(25,910)	12,597	10,537	(13,376)
Decrease in income taxes receivable/payable	6,431	6,130	13,710	14,977
Net cash provided by (used in) operating activities	144,880	112,349	(28,580)	153,760
Cash flows from investing activities:
Capital expenditures	(45,460)	(17,465)	(10,306)	(11,454)
Sky Growth Merger	—	—	(1,908,725)	—
Business acquisitions, net of any cash acquired	(478,226)	(1,733)	(110,000)	(34,868)
Purchases of intangibles	(153)	(1,000)	—	(15,000)
Purchases of available for sale marketable debt securities	—	—	—	(6,566)
Proceeds from available for sale of marketable debt securities	3,514	8,000	2,500	17,500
Other, net	750	—	—	3,786
Net cash used in investing activities	(519,575)	(12,198)	(2,026,531)	(46,602)
Cash flows from financing activities:
Proceeds from debt	525,541	198,889	1,545,000	—
Proceeds from equity contributions, net	112,554	2,311	675,466	—
Payments of debt	(146,032)	(206,881)	(339,512)	(8,750)
Payments to extinguish debt	—	(1,412)	—	—
Debt issuance costs	(3,150)	—	(67,928)	—
Proceeds from share-based compensation plans	—	—	—	11,582
Excess tax benefits on share-based compensation	142	228	—	8,536
Purchase of treasury stock	—	—	—	(2,163)
Net cash provided by (used in) financing activities	489,055	(6,865)	1,813,026	9,205

	For the Year Ended	For the Year Ended	For the Period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net increase (decrease) in cash and cash equivalents	114,360	93,286	(242,085)	116,363
Cash and cash equivalents at beginning of period	130,080	36,794	278,879	162,516
Cash and cash equivalents at end of period	$244,440	$130,080	$36,794	$278,879
Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$39,215	$14,902	$(11,667)	$6,165
Interest paid	$97,305	$86,187	$13,969	$6,615
Non-cash transactions:
Capital expenditures incurred but not yet paid	$1,242	$2,254	$460	$708
Equity contribution from management shareholders	$—	$—	$4,131	$—
The accompanying notes are an integral part of these consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic and sterile pharmaceuticals in the United States. Our branded products division, Par Specialty Pharmaceuticals (“Par Specialty”), formerly known as Strativa Pharmaceuticals, acquires (generally through third party development arrangements), manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet and two-piece hard-shell capsule), although we also distribute several oral suspension products, and nasal spray products.
We were acquired at the close of business on September 28, 2012 through a merger transaction with Sky Growth Acquisition Corporation, a wholly-owned subsidiary of Sky Growth Holdings Corporation (“Holdings”). Holdings changed its name to Par Pharmaceutical Holdings, Inc. in March 2015. Holdings was formed by investment funds affiliated with TPG Capital, L.P. (“TPG” and, together with certain affiliated entities, collectively, the “Sponsor”). Holdings is owned by affiliates of the Sponsor and members of management. The acquisition was accomplished through a reverse subsidiary merger of Sky Growth Acquisition Corporation with and into the Company, with the Company being the surviving entity (the “Merger”). Subsequent to the Merger, we became an indirect, wholly owned subsidiary of Holdings (see Note 2, “Sky Growth Merger”). Prior to September 29, 2012, the Company operated as a public company with its common stock traded on the New York Stock Exchange.
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

Note 1 – Summary of Significant Accounting Policies:

Correction of an Immaterial Error in Previously Issued Financial Statements - Consolidated Balance Sheet:
Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company concluded that the Successor balance sheets in 2013 and 2012 contained an immaterial error, recorded at the Merger date, related to the overstatement of certain deferred tax assets and a corresponding understatement of goodwill of approximately $6.1 million.  In the accompanying December 31, 2013 balance sheet, the immaterial error resulted in the correction of Goodwill by approximately $6.1 million, the correction of Non-current deferred tax liabilities by approximately $5.4 million, and the correction of Additional paid-in-capital by approximately $0.7 million. This immaterial error has been corrected on the accompanying balance sheets presented and in Note 2 - Sky Growth Merger, Note 13 - Goodwill and Note 18- Income Taxes in this Annual Report on Form 10-K.

Principles of Consolidation:
The consolidated financial statements include the accounts of the Company with certain items pushed down from Holdings, principally share-based compensation. Holdings and its wholly owned subsidiaries include Par Pharmaceutical Companies, Inc. and Par Pharmaceutical, Inc. where the operations of the Company are conducted and who are the obligators under the Senior Credit Facilities and the 7.375% Senior Notes (refer to Note 14 - "Debt"). All intercompany transactions are eliminated in consolidation.

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
As a result of the Merger, a new basis of accounting was established as of September 29, 2012. The consolidated financial statements and notes differentiate the results of operations and cash flows for the years ended December 31, 2014 and 2013 and the period from September 29, 2012 to December 31, 2012 denoting the new basis of accounting as “Successor” in such statements, with a black line separating that information from the results of operations and cash flows for the period from January 1, 2012 to September 28, 2012, which is identified as “Predecessor” in such statements and which reflects the basis of accounting prior to the Merger. For additional information on the effects of the Merger, including a discussion of the Company’s accounting for the Merger, refer to Note 2 - “Sky Growth Merger”.
Certain reclassifications have been made to the statements of operations to reflect the presentation of provision for income taxes related to discontinued operations for the period from September 29, 2012 to December 31, 2012 ($29 thousand) and the period from January 1, 2012 to September 28, 2012 ($83 thousand) as a component of (Benefit) provision for income taxes to conform to the presentation for the years ended December 31, 2014 and 2013.  Corresponding line items on the consolidated statements of cash flows for the periods from September 29, 2012 to December 31, 2012 and January 1, 2012 to September 28, 2012 were also reclassified.

Use of Estimates:
The consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Estimates are used in determining such items as provisions for sales returns, rebates and incentives, chargebacks, and other sales allowances, depreciable/amortizable lives, asset impairments, excess inventory, valuation allowance on deferred taxes, purchase price allocations and amounts recorded for contingencies and accruals. Because of the uncertainties inherent in such estimates, actual results may differ from these estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for reasonableness.

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

Cash and Cash Equivalents:
We consider all highly liquid money market instruments with an original maturity of three months or less when purchased to be cash equivalents. These amounts are stated at cost, which approximates fair value. At December 31, 2014, cash equivalents were held in a number of money market funds and consisted of immediately available fund balances. We maintain our cash deposits and cash equivalents with well-known and stable financial institutions. At December 31, 2014, our cash and cash equivalents were invested primarily in AAA-rated money market funds, which hold high-grade corporate securities or invest in government and/or government agency securities. We have not experienced any losses on our deposits of cash and cash equivalents to date.
Our primary source of liquidity is cash received from customers. In the years ended December 31, 2014 and December 31, 2013 (Successor), we collected $1,462.0 million and $1,150.0 million with respect to net product sales. In the period from September 29, 2012 to December 31, 2012 (Successor), we collected $258.0 million with respect to net product sales. In the period from January 1, 2012 to September 28, 2012 (Predecessor), we collected $854.0 million with respect to net product sales. Our primary use of liquidity includes funding of general operating expenses, normal course payables due to distribution agreement partners, capital expenditures, business development and product acquisition activities, and corporate acquisitions.
The ability to monetize our current product portfolio, our product pipeline, and future product acquisitions and generate sufficient operating cash flows that along with existing cash, cash equivalents and available for sale securities will allow us to meet our financial obligations over the foreseeable future. The timing of our future financial obligations and the introduction of products in the pipeline as well as future product acquisitions may require additional debt and/or equity financing; there are no assurances that we will be able to obtain any such additional financing when needed or on acceptable or favorable terms.

Concentration of Credit Risk:
Financial instruments that potentially subject us to credit risk consist of trade receivables. We market our products primarily to wholesalers, drug store chains, supermarket chains, mass merchandisers, distributors, mail order accounts and drug distributors. We believe the risk associated with this concentration is somewhat limited due to the number of customers and their geographic dispersion and our performance of certain credit evaluation procedures (see Note 9 – “Accounts Receivable - Major Customers - Gross Accounts Receivable”).

Investments in Debt Securities:
We determine the appropriate classification of all debt securities as held-to-maturity, available-for-sale or trading at the time of purchase, and re-evaluate such classification as of each balance sheet date in accordance with FASB ASC 320. We assess whether temporary or other-than-temporary unrealized losses on our marketable securities have occurred due to declines in fair value or other market conditions based on the extent and duration of the decline, as well as other factors. Because we have determined that all of our debt securities are available for sale, unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Any other-than-temporary unrealized losses would be recorded in the consolidated statement of operations.

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

Property, Plant and Equipment:
As detailed in Note 2 - “Sky Growth Merger” and Note 3 - "Par Sterile Acquisition", property, plant and equipment was increased to its fair value in the allocation of purchase price as of September 28, 2012 and February 20, 2014, respectively. The revised carrying values of the property, plant and equipment are depreciated over their remaining useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.

Depreciation and Amortization:
Property, plant and equipment are reported at acquisition cost, less accumulated depreciation and amortization, and are generally depreciated or amortized over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful life or the term of the lease. The following is the estimated useful life for each applicable asset group:

Buildings	10 to 40 years
Machinery and equipment	3 to 15 years
Office equipment, furniture and fixtures	3 to 7 years
Computer software and hardware	3 to 7 years

Impairment of Long-lived Assets:
We evaluate long-lived assets, including intangible assets with definite lives, for impairment periodically or whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. If such circumstances are determined to exist, the estimated fair value is compared to the carrying value to determine whether impairment exists at its lowest level of identifiable cash flows. If impairment is identified, the assets are adjusted to fair value and a loss is recorded. Our judgments related to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as ongoing maintenance and improvements of the assets, changes in economic and market conditions, our ability to successfully launch products, and changes in operating performance. In addition, we regularly evaluate our other assets and may accelerate depreciation over the revised useful life if the asset has limited future value.

Costs of Computer Software:
We capitalize certain costs associated with computer software developed or obtained for internal use in accordance with the provisions of FASB ASC 350-40. We capitalize those costs from the acquisition of external materials and services associated with developing or obtaining internal use computer software. We capitalize certain payroll costs for employees that are directly associated with internal use computer software projects once specific criteria of ASC 350-40 are met. Those costs that are associated with preliminary stage activities, training, maintenance, and all other post-implementation stage activities are expensed as they are incurred. All costs capitalized in connection with internal use computer software projects are amortized on a straight-line basis over a useful life of three to seven years, beginning when the software is ready for its intended use.

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

Goodwill and indefinite lived intangible assets are evaluated for impairment at least annually. We may first consider qualitative factors as set forth in the guidance, when appropriate to determine if it is more likely than not (defined as 50% or more) that the fair value of the reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no additional steps are taken. If we chose not to consider qualitative factors or it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then uses a two-step process that compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. As of October 1, 2014, the Company performed its annual goodwill and indefinite lived intangible asset impairment assessments noting no impairment of goodwill and impairment of certain of our intangible assets. Refer to Note 12 - "Intangible Assets, net". No changes in business or other factors are known as of the December 31, 2014 balance sheet date that would necessitate an evaluation for impairment.

Definite-lived intangibles are amortized over the period in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful life if the estimated cash flows method approximates straight-line basis.

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

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken in a tax return. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and transition. See Note 18, “Income Taxes”.

Revenue Recognition and Accounts Receivable Reserves and Allowances:
We recognize revenues for product sales when title and risk of loss transfer to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and collectability is reasonably assured. Included in our recognition of revenues are estimated provisions for sales allowances, the most significant of which include rebates, chargebacks, product returns, and other sales allowances, recorded as reductions to gross revenues, with corresponding adjustments to the accounts receivable reserves and allowances (see Note 9 – “Accounts Receivable”). In addition, we record estimates for rebates paid under federal and state government Medicaid drug reimbursement programs as reductions to gross revenues, with corresponding adjustments to accrued liabilities. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. Some of the assumptions we use for certain of our estimates are based on information received from third parties, such as customers’ inventories at a particular point in time and market data, or other market factors beyond our control. The estimates that are most critical to our establishment of these reserves, and therefore would have the largest impact if these estimates were not accurate, are our estimates of non-contract sales volumes, average contract pricing, customer inventories, processing time lags, and return volumes. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Distribution Costs:
We record distribution costs related to shipping product to our customers, primarily through the use of common carriers or external distribution services, in selling, general and administrative expenses. Distribution costs for the years ended December 31, 2014 and 2013 (Successor) were approximately $3.4 million and $3.3 million, respectively. Distribution costs for the period from September 29, 2012 to December 31, 2012 (Successor) were approximately $1.0 million. Distribution costs for the period from January 1, 2012 to September 28, 2012 (Predecessor) were approximately $2.3 million.

Fair Value of Financial Instruments:
The carrying amounts of our cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values based upon the relatively short-term nature of these financial instruments.

Concentration of Suppliers of Distributed Products and Internally Manufactured Products:
We have entered into a number of license and distribution agreements pursuant to which we distribute generic pharmaceutical products and brand products developed and/or supplied to us by certain third parties. We have also entered into contract manufacturing agreements for third-parties to manufacture some of our own generic products for us. For the year ended December 31, 2014 (Successor), a significant percentage of our total net product sales were generated from such contract-manufactured and/or licensed products. We cannot provide assurance that the efforts of our contractual partners will continue to be successful, that we will be able to renew such agreements or that we will be able to enter into new agreements in the future. Any alteration to or termination of our current material license and distribution agreements, our failure to enter into new and similar agreements, or the interruption of the supply of our products under such agreements or under our contract manufacturing agreements, could have a material adverse effect on our business, condition (financial and other), prospects or results of operations.

We produce substantially all of our internally manufactured products at our manufacturing facilities in New York, Michigan, and California as of December 31, 2014. A significant disruption at those facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations.

Segments:
FASB ASC 280-10 codifies the standards for reporting of financial information about operating segments in annual financial statements. Management considers our business to be in two reportable business segments, generic and brand pharmaceuticals. Refer to Note 20 – “Segment Information”. Our four largest customers in terms of our consolidated total revenues, accounted for approximately 70% of our total revenues, as follows; McKesson Drug (24.7%), Cardinal Health Inc. (18.3%), CVS Health Corporation (14.5%) and AmerisourceBergen Corporation (13.4%) for the year ended December 31, 2014.

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

Debt Issuance Costs:
We capitalize direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Debt issuance costs are amortized to interest expense over the term of the underlying debt using the effective interest method. We recognized amortized debt issuance costs of $10.7 million for the year ended December 31, 2014, $10.7 million for the year ended December 31, 2013 (Successor), $2.8 million for the period September 29, 2012 to December 31, 2012 (Successor), and $1.9 million for the period January 1, 2012 to September 28, 2012 (Predecessor).

Derivative Instruments and Hedging Activities
As required by FASB ASC 815, Derivatives and Hedging ("ASC 815"), we record all derivatives on our consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting under ASC 815.

Recent Accounting Pronouncements:
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 amends guidance for reporting discontinued operations and disposals of components of an entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The guidance also expands the disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure is intended to provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. We currently do not anticipate an impact of ASU 2014-08 on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of ASU 2014-09 is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle: 1) identify the contract with a customer, 2) identify the separate performance obligations in the contract, 3) determine the transaction price, 4) allocate the transaction price to the separate performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. ASU 2014-09 can be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of the change recognized at the date of the initial application in retained earnings or accumulated deficit. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and related disclosures and we have not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. We currently do not anticipate an impact of ASU 2014-15 on our consolidated financial statements and related disclosures.
In November 2014, the FASB issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting" ("ASU 2014-17"). The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The pronouncement is effective for annual reporting periods ending after November 14, 2014 with early adoption permitted. There is no impact from ASU 2014-17 on our consolidated financial statements and related disclosures.

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

The Merger was accounted for as a purchase business combination in accordance with FASB ASC 805, "Business Combinations," ("ASC 805") whereby the purchase price paid to effect the Merger was allocated to recognize the acquired assets and liabilities assumed at fair value. The acquisition method of accounting uses the fair value concept defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820").

The sources and uses of funds in connection with the Transactions are summarized below ($ in thousands):

Sources:		Uses:
Senior secured term loan	$1,055,000	Cash purchase of equity	$1,908,725
7.375% Senior notes	490,000	Prior debt and accrued interest	337,704
Sponsor equity contribution	690,000	Total purchase price	2,246,429
Company cash on hand	144,791	Transaction costs	133,362
Total source of funds	$2,379,791	Total use of funds	$2,379,791

The final allocation of the purchase price at September 29, 2012 was as follows ($ in thousands):

As of
September 29, 2012
Cash on hand	$278,879
Accounts receivable, net	113,902
Inventories	118,704
Property, plant and equipment, net	129,416
Intangible assets	1,303,300
Other current and non-current assets	83,493
Total identifiable assets	2,027,694

Accounts payable	36,304
Payables due to distribution agreement partners	55,983
Accrued government pricing liabilities	43,010
Accrued legal settlements	58,917
Other current liabilities	89,231
Other long-term liabilities	12,568
Deferred income taxes	340,978
Total liabilities assumed	636,991

Net identifiable assets acquired	1,390,703
Goodwill	855,726
Total purchase price allocation	$2,246,429

The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets acquired and liabilities assumed as of the effective date of the Merger was allocated to goodwill in accordance with ASC 805, which mainly represents intangible assets related to our know-how, including our workforce’s expertise in R&D and manufacturing that do not qualify for separate recognition. The purchase price allocation was subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the Merger. The final valuation was completed as of September 30, 2013. Refer to Note 13 - "Goodwill", for changes during the year ended December 31, 2013. None of the goodwill identified above will be deductible for income tax purposes.
Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Senior Credit Facilities (as defined in Note 14 - Debt"). There is an annual cap of $4.0 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $4.0 million and $3.6 million for consulting and management advisory service fees which are included in selling, general and administrative expenses in the consolidated statement of operations in the years ended December 31, 2014, December 31, 2013, and $0.7 million in the period from September 29, 2012 to December 31, 2012.

Note 3 – Par Sterile Acquisition:
On February 20, 2014, the Company completed its acquisition of JHP Group Holdings, Inc. and its subsidiaries (collectively, “JHP”), a privately-held, specialty sterile products pharmaceutical company. The acquisition was accomplished through a reverse subsidiary merger of an indirect subsidiary of the Company with and into JHP Group Holdings, Inc., in which JHP Group Holdings, Inc. was the surviving entity and became an indirect, wholly owned subsidiary of the Company (the “Par Sterile Acquisition”). The consideration for the Par Sterile Acquisition consisted of $487.0 million in cash, after finalization of certain customary working capital adjustments. The Company financed the Par Sterile Acquisition with proceeds received in connection with the debt financing provided by third party lenders of $395.0 million and an equity contribution of $110.0 million from certain investment funds associated with TPG. Among the primary reasons the Company acquired JHP and the factors that contributed to the preliminary recognition of goodwill was that the Par Sterile Acquisition expanded its capability and presence into the rapidly growing sterile drug market for injectable products including ophthalmics and otics. The result is a broader and more diversified product portfolio, and an expanded development pipeline.
JHP operated principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the Par Sterile Acquisition. We continue to operate Par Sterile as a leading specialty pharmaceutical company developing and manufacturing sterile injectable products. Par Sterile marketed a portfolio of 14 specialty injectable products, including Aplisol® and Adrenalin®, and had developed a pipeline of approximately 30 products, 17 of which had been submitted for approval to the U.S. Food and Drug Administration at the time of the Par Sterile Acquisition. Par Sterile’s products are predominately sold to hospitals through the wholesale distribution channel. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Our Par Sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products.
The operating results of Par Sterile from February 20, 2014 to December 31, 2014 are included in the accompanying consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of approximately $140.3 million. Par Sterile's contribution to the overall Par Pharmaceutical segment's operating (loss) or income is not tracked separately. The consolidated balance sheet as of December 31, 2014 reflects the acquisition, including goodwill, which represents Par Sterile's workforce expertise in research & development, marketing and manufacturing.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date and that the fair value of acquired in-process research and development (“IPR&D”) be recorded on the balance sheet regardless of the likelihood of success of the related product or technology as of the completion of the acquisition. The process for estimating the fair values of IPR&D, identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition and financing transaction costs totaled $12.4 million of which $8.2 million were included in operating expenses as selling, general and administrative expenses on the condensed consolidated statements of operations and $4.1 million were capitalized as deferred financing costs or debt discount on the consolidated balance sheet. The acquisition-related transaction costs were comprised of bank fees ($10.4 million), legal fees ($1.5 million), and other fees ($0.5 million). The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Par Sterile as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation was finalized with the completion of our analysis of the fair value of the assets and liabilities of Par Sterile as of the effective date of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.
The sources and uses of funds in connection with the Par Sterile Acquisition are summarized below ($ in thousands):

Sources:			Uses:
	Senior secured term loan	$395,000		Cash purchase of equity	$487,429	(a)
	Sponsor equity contribution	110,000		Transaction costs	12,350
	Company cash on hand	1,133	(a)	Accrued interest on Company debt	6,354
	Total source of funds	$506,133		Total use of funds	$506,133

(a)	Adjusted to reflect the finalization of working capital adjustments noted above.

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of Par Sterile has been allocated to the following assets and liabilities ($ in thousands):

As of February 20, 2014
Cash and cash equivalents	$9,204
Accounts receivable, net	5,413
Inventories	35,959
Prepaid expenses and other current assets	10,583
Property, plant and equipment	73,579
Intangible assets	283,500

Total identifiable assets	418,238

Accounts payable	13,796
Accrued expenses and other liabilities	1,902
Deferred tax liabilities	71,493

Total liabilities assumed	87,191

Net identifiable assets acquired	331,047

Goodwill	156,382

Net assets acquired	$487,429
Approximately $20.0 million of the goodwill identified above and recorded on the consolidated balance sheet as of December 31, 2014 will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the years ended December 31, 2014 , and December 31, 2013 assumes the Par Sterile Acquisition occurred as of January 1, 2013. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the acquisition been consummated during the periods for which pro forma information is presented, nor is it intended to be a projection of future results or trends.

	For the Year Ended
(In thousands)	December 31, 2014	December 31, 2013
Total revenues	$1,327,683	$1,249,682
Net loss	$(97,444)	$(136,599)
These amounts have been calculated after adjusting for the additional expense that would have been recorded assuming the fair value adjustments to long-lived assets ($205.1 million) and inventory ($9.0 million) had been applied on January 1, 2013, and the debt incurred as a result of the Par Sterile Acquisition ($395.0 million) had been outstanding since January 1, 2013, along with the related repricing of the Term Loan Facility (as defined in Note 14, "Debt"), together with the consequential tax effects.
Pro forma loss from continuing operations for the year ended December 31, 2014 was adjusted to exclude $8.2 million of Par Sterile Acquisition-related costs incurred in 2014 with the consequential tax effects. These costs were primarily bank fees, accounting fees, and legal fees. Pro forma loss from continuing operations for the year ended December 31, 2014 was adjusted to include the Par Sterile Acquisition-related costs with the consequential tax effects. Pro forma loss from continuing operations for the years ended December 31, 2014 and 2013 have been adjusted to exclude certain historical amounts such as intangible asset amortization.

Note 4 – Acquisition of Divested Products from the Watson/Actavis Merger:
In connection with the merger of Watson Pharmaceuticals, Inc. and Actavis Group on November 6, 2012 (the “Watson/Actavis Merger”), we acquired the U.S. marketing rights to five generic products that were marketed by Watson or Actavis, as well as eight Abbreviated New Drug Applications (“ANDA”) awaiting regulatory approval, and a generic product in late-stage development, for $110.0 million. We also acquired a number of related supply agreements, each with a term of three years. The purchase price was paid in cash and funded from our cash on hand.
The acquisition was accounted for as a business combination and a bargain purchase under ASC 805. The purchase price of the acquisition was allocated to the assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a gain. The bargain purchase was mainly attributed to the FTC-mandated divestiture of products by Watson and Actavis in conjunction with the approval of the related Watson/Actavis Merger.

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
The addition of Par Formulations broadened our industry expertise and expanded our research & development and manufacturing capabilities.  The Edict Acquisition was revalued as part of the business combination accounting for the Merger. Refer to Note 2 - “Sky Growth Merger.”

Note 6 – Pending Acquisitions as of December 31, 2014:
In December 2014, our wholly-owned subsidiary, Par Formulations Private Limited, entered into an agreement to purchase certain assets of privately-held Nuray Chemicals Private Limited ("Nuray"), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for approximately $20.0 million in cash, contingent payments and other consideration. A vice president of the Company is a minority shareholder of Nuray. The assets to be acquired via a definitive agreement consist of a FDA approved facility that manufactures API, including real property, improvements and related assets. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of the acquired business will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We intend to fund the purchase from cash on hand.
In January 2015, we completed our acquisition of a privately-held domestic corporation that is engaged in the business of researching, developing and manufacturing transdermal patches and thin film, slow dissolve film, coated/non-woven film and other coated pharmaceutical and consumer products, for approximately $27.0 million.
In January 2015, we acquired Ethics Bio Lab Pvt. Ltd., a clinical research organization located in India for $10.0 million.
The Company will account for these transactions as business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The Company will provide this information in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for the acquisitions completed in January 2015.

Note 7 – Available for Sale Marketable Debt Securities:

At December 31, 2014, we had no marketable debt securities. As of December 31, 2013, all of our investments in marketable debt securities were classified as available for sale and, as a result, were reported at their estimated fair values on the condensed consolidated balance sheet. Refer to Note 8 - “Fair Value Measurements.” Available for sale marketable debt securities are generally classified as current on our consolidated balance sheet.
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
Financial assets and liabilities
The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
	(Successor)
Cash equivalents	$100,002	$100,002	$—	$—
Senior secured term loan (Note 14)	$1,399,941	$—	$1,399,941	$—
7.375% senior notes (Note 14)	$507,763	$—	$507,763	$—
Derivative instruments - Interest rate caps (Note 15)	$5,700	$—	$5,700	$—
The fair value of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 were as follows ($ amounts in thousands):

	Estimated Fair Value at
	December 31, 2013	Level 1	Level 2	Level 3
	(Successor)
Corporate bonds (Note 7)	$3,541	$—	$3,541	$—
Cash equivalents	$66,782	$66,782	$—	$—
Senior secured term loan (Note 14)	$1,063,255	$—	$1,063,255	$—
7.375% senior notes (Note 14)	$507,150	$—	$507,150	$—
Derivative instruments - Interest rate caps (Note 15)	$1,189	$—	$1,189	$—
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
Non-financial assets and liabilities
The Company’s non-financial assets, such as intangible assets and property, plant and equipment are only recorded at fair value if an impairment charge is recognized.

Intangible Assets
During the year ended December 31, 2014 and December 31, 2013, we recorded intangible asset impairments totaling $146.9 million and $100.1 million, respectively, as detailed in Note 12 - "Intangible Assets, net". During the period from January 1, 2012 to September 28, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2.0 million, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3.7 million.
Derivative Instruments - Interest Rate Caps
We use interest rate cap agreements to manage our interest rate risk on our variable rate long-term debt. Refer to Note 15 - "Derivatives Instruments and Hedging Activities," for further information.

Note 9 – Accounts Receivable:
We account for revenue in accordance with ASC 605 "Revenue Recognition". In accordance with that standard, we recognize revenue for product sales when title and risk of loss have transferred to our customers, when reliable estimates of rebates, chargebacks, returns and other adjustments can be made, and when collectability is reasonably assured. This is generally at the time that products are received by our direct customers. We also review available trade inventory levels at certain large wholesalers to evaluate any potential excess supply levels in relation to expected demand. We determine whether we will recognize revenue at the time that our products are received by our direct customers or defer revenue recognition until a later date on a product by product basis at the time of launch. Upon recognizing revenue from a sale, we record estimates for chargebacks, rebates and incentive programs, product returns, cash discounts and other sales reserves that reduce accounts receivable.
The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ amounts in thousands):

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)

Gross trade accounts receivable	$565,694	$383,347
Chargebacks	(96,492)	(48,766)
Rebates and incentive programs	(138,989)	(75,321)
Returns	(84,330)	(78,181)
Cash discounts and other	(86,797)	(37,793)
Allowance for doubtful accounts	(354)	(7)
Accounts receivable, net	$158,732	$143,279
Allowance for doubtful accounts

	For the Year Ended	For the Year Ended	For the period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at beginning of period	($7)	$—	($100)	($1)
Par Sterile opening balance	(278)	—	—	—
Anchen opening balance	—	—	—	(100)
Additions – charge to expense	(597)	(2)	—	—
Adjustments and/or deductions	528	(5)	100	1
Balance at end of period	$(354)	$(7)	$—	$(100)

The following tables summarize the activity for the years ended December 31, 2014, 2013 and 2012 in the accounts affected by the estimated provisions described below ($ amounts in thousands):

	For the Year Ended December 31, 2014
	(Successor)
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(6,296)	$(871,139)	$2,628	(1)	$827,081	$(96,492)
Rebates and incentive programs	(75,321)	(5,489)	(480,949)	—		422,770	(138,989)
Returns	(78,181)	(4,820)	(31,361)	—		30,032	(84,330)
Cash discounts and other	(37,793)	(1,792)	(291,153)	(1,449)	(3)	245,390	(86,797)
Total	$(240,061)	$(18,397)	$(1,674,602)	$1,179		$1,525,273	$(406,608)

Accrued liabilities (2)	$(35,829)	$(382)	$(84,840)	$2,805	(4)	$75,599	$(42,647)

	For the Year Ended December 31, 2013
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(41,670)	$(630,097)	$—	(1)	$623,001	$(48,766)
Rebates and incentive programs	(59,426)	(290,934)	659		274,380	(75,321)
Returns	(68,062)	(37,956)	—		27,837	(78,181)
Cash discounts and other	(26,544)	(195,632)	1,564		182,819	(37,793)
Total	$(195,702)	$(1,154,619)	$2,223		$1,108,037	$(240,061)

Accrued liabilities (2)	$(42,162)	$(80,726)	$3,566	(5)	$83,493	$(35,829)

	For the period September 29, 2012 to December 31, 2012
	(Successor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(24,223)	$(132,834)	$—	(1)	$115,387	$(41,670)
Rebates and incentive programs	(43,866)	(69,749)	—		54,189	(59,426)
Returns	(64,119)	(8,522)	—		4,579	(68,062)
Cash discounts and other	(30,817)	(46,053)	—		50,326	(26,544)
Total	$(163,025)	$(257,158)	$—		$224,481	$(195,702)

Accrued liabilities (2)	$(42,455)	$(24,437)	$—		$24,730	$(42,162)

	For the period January 1, 2012 to September 28, 2012
	(Predecessor)
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(20,688)	$(309,411)	$—	(1)	$305,876	$(24,223)
Rebates and incentive programs	(35,132)	(147,112)	(59)		138,437	(43,866)
Returns	(58,672)	(24,793)	1,602	(6)	17,744	(64,119)
Cash discounts and other	(28,672)	(102,718)	(809)		101,382	(30,817)
Total	$(143,164)	$(584,034)	$734		$563,439	$(163,025)

Accrued liabilities (2)	$(39,614)	$(49,536)	$—		$46,695	$(42,455)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis; however, based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable. During the year ended December 31, 2014, the Company settled a dispute with a customer resulting in a recovery payment of $3.6 million of which $2.6 million pertained to prior year transactions.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare and the Department of Veterans Affairs.

(3)
During the year ended December 31, 2014, the Company recorded expense of approximately $1.0 million related to a re-procurement claim from one customer for the period September 2012 through October 2012.  In addition, we settled post audit claims from customers for the period January 2009 through December 2012 that resulted in net expense of approximately $0.5 million.

(4)
During 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our 2014 Medicaid accruals by approximately $3.6 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.8 million related to disputed TriCare claims for the period from January 2009 through December 2013. Our Medicaid and TriCare accruals represent our best estimate at this time.

(5)
During 2013, we received additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price. As a result we reduced our 2013 Medicaid accruals by approximately $3.6 million related to the periods January 2010 through December 2012. Our Medicaid accrual represents our best estimate at this time.

(6)	The amount principally represents the resolution of a customer dispute in the first quarter of 2012 regarding invalid deductions taken in prior years of approximately $1.6 million.
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

Customer rebates and incentive programs are generally provided to customers as an incentive for the customers to continue carrying the Company’s products or replace competing products in their distribution channels with our products. Rebate programs may be based on either a wholesale or non-wholesale customer’s direct purchases.  Rebates may also be based on a non-wholesale customer’s indirect purchases of the Company’s products from a wholesaler under a contract with us. The incentive programs include stocking or trade show promotions where additional discounts may be given on a new product or certain existing products as an added incentive to stock the Company’s products. We may, from time to time, also provide price and/or volume incentives on new products that have multiple competitors and/or on existing products that confront new competition in order to attempt to secure or maintain a certain market share. The information that the Company considers when establishing its rebate and incentive program reserves are rebate agreements with, and purchases by, each customer, tracking and analysis of promotional offers, projected annual sales for customers with annual incentive programs, actual rebates and incentive payments made, processing time lags, and for indirect rebates, the level of inventory in the distribution channel that will be subject to indirect rebates. We do not provide incentives designed to increase shipments to our customers that we believe would result in out-of-the-ordinary course of business inventory for them. The Company regularly reviews and monitors estimated or actual customer inventory information at its three largest wholesale customers for its key products to ascertain whether customer inventories are in excess of ordinary course of business levels.

Pursuant to a drug rebate agreement with the Centers for Medicare and Medicaid Services, TriCare and similar supplemental agreements with various states, the Company provides a rebate on drugs dispensed under such government programs. The Company determines its estimate of the Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program that might impact the Company’s provision for Medicaid rebates. In determining the appropriate accrual amount we consider historical payment rates; processing lag for outstanding claims and payments; levels of inventory in the distribution channel; and the impact of the healthcare reform acts. The Company reviews the accrual and assumptions on a quarterly basis against actual claims data to help ensure that the estimates made are reliable. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TriCare to include prescription drugs dispensed by TriCare retail network pharmacies. TriCare rebate accruals reflect this program and are based on actual and estimated rebates on Department of Defense eligible sales.

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between 6 months prior to, and 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates. Additionally, we consider other factors when estimating the current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that we believe are not covered by the historical rates. The Company generally will accept returns of injectable products from any customer and provide the customer with a credit memo for returns if such products are returned between six months prior to and six months following, such products’ expiration date.  The Company’s returns policy also states that refrigerated and temperature controlled injectable products are non-returnable.

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

Note 10 – Inventories:

($ amounts in thousands)

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Raw materials and supplies	$60,020	$44,403
Work-in-process	26,343	9,834
Finished goods	68,324	63,070
	$154,687	$117,307

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ amounts in thousands)

	For the Year Ended	For the Year Ended	For the period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Inventory write-offs	$12,941	$18,299	$2,567	$17,209

Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once Par (or its third party development partners) has filed an ANDA that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of December 31, 2014, Par had approximately $4.4 million in inventories related to generic products that were not yet available to be sold.
Par Specialty also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Par Specialty’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Par Specialty could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of December 31, 2014, Par Specialty had approximately $0.6 million in inventories related to a brand product that was not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ amounts in thousands)

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Raw materials and supplies	$4,515	$6,308
Work-in-process	386	93
Finished goods	134	118
	$5,035	$6,519

	For the Year Ended	For the Year Ended	For the period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Pre-launch inventory write-offs, net of partner allocation	$4,733	$2,310	$1,730	$10,208

Note 11 – Property, Plant and Equipment, net:
($ amounts in thousands)

	December 31, 2014	December 31, 2013

Land	$11,063	$4,553
Buildings	63,589	29,491
Machinery and equipment	97,129	58,556
Office equipment, furniture and fixtures	12,849	5,433
Computer software and hardware	26,369	21,582
Leasehold improvements	26,774	25,828
Construction in progress	37,981	12,286
	275,754	157,729
Accumulated depreciation and amortization	(58,440)	(30,453)
	$217,314	$127,276

Depreciation and amortization expense related to property, plant and equipment
($ amounts in thousands)

	For the Year Ended	For the Year Ended	For the period
	December 31,	December 31,	September 29, 2012 to	January 1, 2012 to
	2014	2013	December 31, 2012	September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Depreciation and amortization expense	$27,837	$23,323	$7,547	$13,230

Note 12 – Intangible Assets, net:
($ amounts in thousands)

	December 31, 2014			December 31, 2013
	(Successor)			(Successor)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed products (1)	$957,166	$(373,602)	$583,564	$878,607	$(204,218)	$674,389
Other product related royalty streams	115,600	(37,334)	78,266	115,600	(22,709)	92,891
IPR&D (2)	351,614	—	351,614	298,100	—	298,100
Trade names (3)	27,100	(118)	26,982	26,400	—	26,400
Other	1,153	(826)	327	1,000	(132)	868
	$1,452,633	$(411,880)	$1,040,753	$1,319,707	$(227,059)	$1,092,648

(1) Developed products include intangible assets related to commercial products as part of the Merger, subsequently developed IPR&D, products acquired from the Watson/Actavis Merger, and intangible assets related to commercial products as part of the Par Sterile Acquisition. These products are amortized based on its remaining useful life.
(2) IPR&D indefinite-lived assets include IPR&D as part of the Merger, IPR&D acquired from the Watson/Actavis Merger, and IPR&D acquired as part of the Par Sterile Acquisition.
(3) Trade names include Par and Par Sterile Acquisition related trade name. The Par Sterile Acquisition related trade name is being amortized over its useful life, while the Par trade name is treated as an indefinite-lived asset and is not amortized.

We recorded amortization expense related to intangible assets of approximately $184.8 million for the year ended December 31, 2014 (Successor), $184.3 million for the year ended December 31, 2013 (Successor), $42.8 million for the period September 29, 2012 to December 31, 2012 (Successor), and $31.2 million for the period January 1, 2012 to September 28, 2012 (Predecessor). After the Merger, amortization expense was included in cost of goods sold.

Intangible Asset Impairment
During the year ended December 31, 2014, we recorded intangible asset impairments totaling $146.9 million related to an adjustment to the forecasted operating results for two IPR&D intangible asset groups and eight Par Pharmaceutical segment products compared to their originally forecasted operating results at date of acquisition, inclusive of one discontinued product, one partially impaired product primarily due to the contract ending with the partner and a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation. The estimated fair values of the assets were determined by completing updated discounted cash flow models. During the year ended December 31, 2013, we recorded intangible asset impairments totaling approximately $100.1 million for IPR&D classes of products and projects that were evaluated as part of the annual evaluation of indefinite lived intangible assets, as well as five products not expected to achieve their originally forecasted operating results and we ceased selling a product that had been acquired with the divested products from the Watson/Actavis Merger. During the period from January 1, 2012 to September 28, 2012, we abandoned an in-process research and development project that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $2.0 million, and we exited the market of a commercial product that was acquired in the Anchen Acquisition and recorded a corresponding intangible asset impairment of $3.7 million.
Intangible assets presented in the Successor period are principally comprised of product related assets recognized at fair value in accordance with ASC 805 and are inclusive of assets that had previously been recognized in the Predecessor period and revalued as part of the Merger as well as assets initially recognized in connection with the Merger. Intangible assets presented in the Predecessor period are principally comprised of assets previously recognized at estimated fair value under ASC 805 as well as numerous asset acquisitions and acquisition of product and intellectual property rights recorded at cost. Intangible assets are amortized over the period in which the related cash flows are expected to be generated or on a straight-line basis over the products’ estimated useful life if the estimated cash flows method approximates straight-line basis. We evaluate all intangible assets for impairment whenever events or other changes in circumstances indicate that the carrying value of an asset may no longer be recoverable. Such evaluations utilize forecasted financial information. As of December 31, 2014, we believe our net intangible assets are recoverable. The intangible assets included on our consolidated balance sheet at December 31, 2014 and December 31, 2013 includes the following:
Intangible Assets Acquired in the Merger
We were acquired on September 28, 2012 through a merger transaction with Holdings. Refer to Note 2 - “Sky Growth Merger” for details of the transaction. As part of the Merger, we revalued intangible assets related to commercial products (developed technology), royalty streams, IPR&D, and our trade name.

The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately five years.
IPR&D is related to R&D projects that were incomplete at the Merger. There are 58 projects associated with IPR&D. Due to the nature of our generic product portfolio pipeline, individual products in the annual IPR&D groups are expected to launch within an annual time period or reasonably close thereto. When the first product of each annual IPR&D group launches, it is our policy to commence amortization of the entire annual group utilizing the related cash flows expected to be generated for the annual group. The remaining net book value of the related intangible asset associated with subsequently developed annual IPR&D groups will be amortized over a weighted average amortization period of approximately seven years.
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

Intangible Assets acquired with the Divested Products from the Watson/Actavis Merger
On November 6, 2012, we acquired the U.S. marketing rights to five generic products that were currently marketed by Watson or Actavis, as well as eight ANDAs currently awaiting regulatory approval and a generic product in late-stage development, in connection with the merger of Watson and Actavis. Refer to Note 4 - “Acquisition of Divested Products from the Watson/Actavis Merger” for details of the transaction.
The remaining net book value of the related intangible asset related to developed products will be amortized over a weighted average amortization period of approximately five years.
IPR&D consists of technology-related intangible assets used in research & development activities, which were incomplete at the time of the acquisition. Upon the successful completion and launch of a product in the group, we will make a separate determination of useful life of the related IPR&D intangible asset and commence amortization.

Intangible Assets acquired with the Par Sterile Acquisition
On February 20, 2014, we acquired intangible assets as part of the Par Sterile Acquisition. Refer to Note 3, "Par Sterile Acquisition," for further details. The intangible assets related to commercial products (developed technology), IPR&D, and the JHP trade name.
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
IPR&D is related to research & development projects that were incomplete at the time of the Par Sterile Acquisition. We grouped and valued IPR&D based on the projected year of launch for each group, with the exception of one project that was expected to produce large cash flows in the future and we valued this project by itself. IPR&D is considered separable from the business as it could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in a group, we will make a separate determination of useful life of the IPR&D intangible asset and commence amortization. This methodology resulted in six groups of IPR&D (2014 through 2018 plus a group with a single IPR&D project). When the first product of each IPR&D group launches, it is our policy to commence amortization of the entire group utilizing the related cash flows expected to be generated for the group. Due to the nature of our generic injectable product portfolio pipeline, individual products in the IPR&D groups are expected to launch within an annual time period or reasonably close thereto.
Trade names constitute intellectual property rights and are marketing-related intangible assets. The related trade name was valued using a relief from royalty method of the income approach and accounted for with a five year useful life based on expected utility. This asset will be subject to impairment testing whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach.

Estimated Amortization Expense for Existing Intangible Assets at December 31, 2014
The following table does not include estimated amortization expense for future milestone payments that may be paid and result in the creation of intangible assets after December 31, 2014 and assumes the intangible asset related to the Par trade name as an indefinite lived asset will not be amortized in the future.

($ amounts in thousands)

Estimated Amortization Expense
2015	155,188
2016	150,649
2017	170,569
2018	135,113
2019	112,770
2020 and thereafter	290,064
$1,014,353

Note 13 – Goodwill:
($ amounts in thousands)

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Balance at beginning of period	$855,726	$856,726
Additions:
Par Sterile Acquisition (1)	156,382	—
Deductions:
Finalization of purchase accounting (2)	—	(1,000)
Balance at end of period	$1,012,108	$855,726

(1) As noted in Note 3 - “Par Sterile Acquisition,” we acquired Par Sterile as of February 20, 2014. Based upon our purchase price allocation, we recorded $156.4 million of incremental goodwill. This goodwill was allocated to Par.

(2) As noted in Note 2 - “Sky Growth Merger,” we were acquired through the Merger. Based upon purchase price allocation in accordance with ASC 350-20-35-30, we recorded goodwill, which was allocated to Par.

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. We performed a qualitative assessment ("Step Zero analysis") to determine whether it is necessary to perform the two-step goodwill impairment test as of October 1, 2014. The Step Zero analysis entailed an assessment of the totality of events and circumstances that could affect the comparison of our reporting unit's fair value with its carrying amount. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2014, the Company performed its annual goodwill impairment assessment via the Step Zero analysis and concluded that it was not necessary to perform the two-step goodwill impairment test and that there was no impairment. No impairment of goodwill had been recognized through December 31, 2014.

Note 14 - Debt:
($ amounts in thousands)

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Senior secured term loan	$1,435,837	$1,055,340
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	1,925,837	1,545,340
Less unamortized debt discount to senior secured term loan	(7,265)	(7,821)
Less current portion	(14,503)	(21,462)
Long-term debt	$1,904,069	$1,516,057

Senior Credit Facilities
In connection with the Merger, on September 28, 2012, we entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, led by Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., RBC Capital Markets LLC and BMO Capital Markets as Joint Lead Arrangers and Joint Lead Bookrunners, Deutsche Bank Securities, Inc. and Goldman Sachs Bank USA as Co-Syndication Agents, and Citigroup Global Markets Inc. and RBC Capital Markets LLC as Co-Documentation Agents, to provide senior credit facilities comprised of a seven-year senior secured term loan in an initial aggregate principal amount of $1,055.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility in an initial amount of $150.0 million (the “Revolving Facility” and together with the Term Loan Facility, the "Senior Credit Facilities"). The proceeds of the Revolving Facility are available for general corporate purposes.

The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness, (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of December 31, 2014.

The interest rates payable under the Credit Agreement are based on defined published rates, subject to a minimum LIBOR rate in the case of Eurocurrency rate loans, plus an applicable margin. We are also obligated to pay a commitment fee based on the unused portion of the revolving credit facility.

The Credit Agreement includes an accordion feature pursuant to which we may increase the amount available to be borrowed by up to an additional $250.0 million (or a greater amount if we meet certain specified financial ratios) under certain circumstances. Repayments of the proceeds of the term loan were due in quarterly installments over the term of the Credit Agreement. Amounts borrowed under the revolving credit facility would be payable in full upon expiration of the Credit Agreement.

We are obligated to make mandatory principal prepayments for any fiscal year if the ratio of total amount of outstanding senior secured term loan less cash and cash equivalents divided by our consolidated EBITDA is greater than 2.50 to 1.00 as of December 31 of any fiscal year. When the ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00, we are required to pay 25% of excess cash flows, as defined in the Credit Agreement. When the ratio is greater than 3.00 to 1.00, we are required to pay 50% of excess cash flows in the form of principal prepayments. For the year ended December 31, 2013, we were obligated to pay $10.8 million of principal prepayments during the first quarter of 2014. However, certain Term Lenders exercised their right under the Credit Agreement to decline their pro rata share of the mandatory principal prepayment. Therefore our actual mandatory principal prepayment in the first quarter of 2014 was $5.0 million. As permitted under the Credit Agreement, we applied this mandatory principal prepayment amount against scheduled principal payments for the second and third quarters of 2014. For the year ended December 31, 2014 we will not be obligated to make any mandatory principal prepayments during the first quarter of 2015.

Repricing of the Term Loan Facility and Additional Borrowings - 2014
On February 20, 2014, in conjunction with our acquisition of Par Sterile, we entered into an amendment to our Senior Credit Facility that refinanced all of the outstanding tranche B-1 term loans of the Borrower (the “Existing Tranche B Term Loans”) with new tranche B-2 term loans (the “New Tranche B Term Loans”) in an aggregate principal amount of $1,055.0 million. The terms of the New Tranche B Term Loans are substantially the same as the terms of the then Existing Tranche B Term Loans, except that (1) the interest rate margins applicable to the New Tranche B Term Loans are 3.00% for LIBOR and 2.00% for base rate, a 25 basis point reduction compared to the Existing Tranche B Term Loans, and (2) the New Tranche B Loans were subject to a soft call provision applicable to the optional prepayment of the loans which would have required a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 20, 2014, the Company entered into certain repricing transactions. Additionally, the maximum senior secured net leverage ratio in compliance with which the Company can incur new incremental debt was increased by 25 basis points to 3.75:1.00.
Additionally, on February 20, 2014, in conjunction with our acquisition of Par Sterile, we also entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395.0 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile.
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2014 that totaled $12.4 million of which $8.2 million representing acquisition and financing transaction costs were included in operating expenses as selling, general and administrative on the consolidated statements of operations and $4.1 million were capitalized as deferred financing costs or debt discount on the consolidated balance sheet. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $4.0 million of the existing unamortized deferred financing costs were written off in connection with this repricing and included in the consolidated statements of operations as a loss on debt extinguishment.

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
Amendment No. 1 replaced the existing term loans with a new class of term loans in an aggregate principal amount of $1,066.0 million (the “New Term Loans”). Borrowings under the New Term Loan Facility bore interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). The applicable margin for borrowings under the New Term Loans was 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. Amendment No. 1 provided for a soft call option applicable to the New Term Loans. The soft call option provided for a premium equal to 1.00% of the amount of the outstanding principal if, on or prior to August 6, 2013, the Company entered into certain repricing transactions. The other terms applicable to the New Term Loans were substantially the same terms as the original term loans.
In connection with the transactions described herein, the Company paid a 1.00% soft call premium in an aggregate amount of approximately $10.5 million on the existing term loan in February 2013, a portion of which was capitalized as a discount to the New Term Loan Facility. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $5.9 million of the existing unamortized deferred financing costs and $1.4 million of the related $10.5 million soft call premium were written off in connection with this refinancing and included in the consolidated statements of operations as a loss on debt extinguishment.
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

The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”) that will mature on December 28, 2017. The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of December 31, 2014.
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

7.375% Senior Notes
In connection with the Merger, on September 28, 2012, we issued $490.0 million aggregate principal amount of 7.375% senior notes due 2020 (the “Notes”). The Notes were issued pursuant to an indenture entered into as of the same date between the Company and Wells Fargo Bank, National Association, as trustee. Interest on the Notes is payable semi-annually on April 15 and October 15, commencing on April 15, 2013. The Notes mature on October 15, 2020.

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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40.0 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40.0 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of December 31, 2014.

We incurred interest expense of $108.4 million in 2014 (Successor) and $95.5 million in 2013 (Successor). During the period from September 29, 2012 to December 31, 2012 (Successor), we incurred interest expense of $26.0 million, and during the period from January 1, 2012 to September 28, 2012 (Predecessor), we incurred interest expense of $9.2 million.

Debt Maturities as of December 31, 2014	($ amounts in thousands)
2015	$14,503
2016	14,503
2017	14,503
2018	14,503
2019	1,377,825
2020	490,000
Total debt at December 31, 2014	$1,925,837

The fair value of the senior secured credit term loan was estimated to be approximately $1,399.9 million at December 31, 2014 (level 2 inputs) as compared to the face value of $1,435.8 million. The fair value of the Notes was estimated to be approximately $507.8 million at December 31, 2014 (level 2 inputs) as compared to their face value of $490.0 million.

Note 15 - Derivative Instruments and Hedging Activities
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from global economic conditions. We manage economic risks, including interest rate risk, primarily through the use of derivative financial instruments. All derivatives are carried at fair value on our consolidated balance sheets. We do not enter into speculative derivatives. Specifically, we enter into derivative financial instruments to manage exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. We may net settle any of our derivative positions under agreements with our counterparty, when applicable.

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

Interest Rate Caps
As of December 31, 2014, we had eight outstanding interest rate caps with two counterparties with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. The derivatives had a combined notional value of $750.0 million, all with effective dates as of either September 30, 2013 or 2014 and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.8% at December 31, 2014. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. In addition, amounts reported in “Accumulated other comprehensive loss” on our consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 35% of our total outstanding debt at December 31, 2014 remains subject to variability in cash flows attributable to changes in LIBOR interest rates. During the next twelve months, we estimate that $5.8 million will be reclassified from “Accumulated other comprehensive loss” on our consolidated balance sheet at December 31, 2014 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of December 31, 2014, we recorded $5.7 million (or $3.6 million, net of tax) as part of “Accumulated other comprehensive loss” on our consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
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
The fair value of our derivative instruments measured as outlined above as of December 31, 2014 was as follows:
($ amounts in thousands)

	December 31,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2014	Level 1	Level 2	Level 3
ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current Liabilities
Derivatives	$(5,700)	$—	$(5,700)	$—
	$(5,700)	$—	$(5,700)	$—
The following table summarizes the fair value and presentation in our consolidated balance sheets for derivative instruments as of December 31, 2014 and 2013:
($ amounts in thousands)

	Asset Derivatives			Liability Derivatives
		December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		—	—	Other Current Liabilities	$(5,763)	(4,002)
Interest rate cap contracts		—	—	Other Non-Current Liabilities	$(138)	—
Interest rate cap contracts		—	—	Other Assets	201	2,813
Total derivatives designated as hedging instruments under ASC 815		—	—		$(5,700)	$(1,189)
Total derivatives		—	—		$(5,700)	$(1,189)

The following tables summarize our eight interest cap agreements with a two counterparties. We separately record the short-term and long-term portion of our derivatives. As of December 31, 2014 each agreement represented a net liability for us and none of our interest cap agreements represented a net asset:
($ amounts in thousands)

Offsetting of Derivative Liabilities
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(3,820)	$(143)	$(3,963)	$143	$—	$(3,820)
Counterparty 2	(1,880)	(58)	(1,938)	58	—	(1,880)
Total	$(5,700)	$(201)	$(5,901)	$201	$—	$(5,700)

($ amounts in thousands)

Offsetting of Derivative Assets
As of December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$—	$143	$143	$(143)	$—	$—
Counterparty 2	—	58	58	(58)	—	—
Total	$—	$201	$201	$(201)	$—	$—

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive loss for the year ended December 31, 2014 and December 31, 2013 (Pre-tax):

	For the Year Ended
Other Comprehensive Income (Loss) Rollforward:	December 31, 2014	December 31, 2013
Beginning Balance Gain/(Loss) (Pre-tax)	$(1,189)	$—
Amount Recognized in Other Comprehensive Loss on Derivative (Pre-tax)	(9,007)	(2,203)
Amount Reclassified from Other Comprehensive Loss into Interest Expense (Pre-tax)	4,496	1,014
Ending Balance Gain/(Loss) (Pre-tax)	$(5,700)	$(1,189)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the consolidated statements of operations for the periods ending December 31, 2014 and 2013:
($ amounts in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Year Ended December 31, 2014 and December 31, 2013

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2014	2013		2014	2013		2014	2013
Interest rate cap contracts	$(9,007)	(2,203)	Interest Expense	$(4,496)	(1,014)	Interest Expense	$—	—

Total	$(9,007)	(2,203)		$(4,496)	(1,014)		$—	$—

Note 16 - Guarantor and Non-Guarantor Narrative Disclosure:
Par Pharmaceutical Companies, Inc., the parent company, is the sole issuer of the Notes. The Notes are guaranteed on a senior unsecured basis by Par Pharmaceutical Companies, Inc.’s material direct and indirect wholly-owned domestic subsidiaries. The guarantees are full and unconditional and joint and several. Par Pharmaceutical Companies, Inc. has no independent assets or operations. Each of the subsidiary guarantors is 100% owned by Par Pharmaceutical Companies, Inc. and all its non-guarantor subsidiaries of Par Pharmaceutical Companies, Inc. are minor subsidiaries.

Note 17 - Share-Based Compensation:
We account for share-based compensation as required by FASB ASC 718-10 Compensation – Stock Compensation ("ASC-718"), which requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. Under ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award. ASC 718-10 also requires that excess tax benefits be reflected as financing cash flows.
On May 9, 2014 and June 13, 2014, in view of the limited number of shares remaining in the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the “Plan”) and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings common stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including stock options (the “Pool”), by 8,750,000 shares of Stock. At December 31, 2014, approximately 4,082,000 total shares of Stock were available for future issuances from the Pool.

Successor Share-Based Compensation
Stock Options
In conjunction with the Merger, certain senior level employees of Par were granted stock options in Holdings, effectively granted as of September 28, 2012, under the terms of the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
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
We granted a member of the Board of Directors of Holdings stock options in Holdings during the year ended December 31, 2013 under similar terms as the Tranche 1 options granted as of September 28, 2012 under the Sky Growth Holdings Corporation 2012 Equity Incentive Plan. These stock options vest based upon continued service over an approximate five year period, ratably 20% each period ending September 28th. We will recognize expense on a straight-line basis over the requisite service period for the entire award. The share-based compensation expense relating to the award has been pushed down from

Holdings to the Company.  We used the Black-Scholes stock option pricing model to estimate the fair value of the stock option awards.

In addition, during the year ended December 31, 2014, the Holdings Board of Directors authorized the additional grants of options to purchase shares of Holdings’ Stock pursuant to the Sky Growth Holdings Corporation 2012 Equity Incentive Plan at an exercise price of $1.40 (equal to the estimated fair market value of Holdings’ Stock at that time) to certain employees and a member of Holdings Board of Directors. The stock option grants are roughly divided into two tranches of stock options. Tranche 1 of the options will vest in equal increments of 25% on each of the first, second, third, and fourth anniversaries of the “Vesting Commencement Date” as defined in each stock option agreement, provided that each employee remains in continuous employment with the Company through such dates. Tranche 2 of the options (the “Performance Options”) will vest in equal increments of 25%, subject to the employee remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual or bi-annual EBITDA targets. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual or bi-annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative EBITDA target). In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.

We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards with the following weighted average assumptions:

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)	(Successor)
TRANCHE 1
Risk-free interest rate	2.1%	N/A	0.9%
Expected life (in years)	6.3	N/A	5.0
Expected volatility	63.0%	N/A	75.0%
Dividend	0.0%	N/A	0.0%

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)	(Successor)
TRANCHE 2
Risk-free interest rate	2.1%	N/A	1.0%
Expected life (in years)	6.5	N/A	5.0
Expected volatility	63.0%	N/A	75.0%
Dividend	0.0%	N/A	0.0%
The Tranche 2 stock option grants with a market condition were valued using a Monte Carlo simulation. In addition to the above assumptions utilized in the Black-Scholes model, the Monte Carlo simulation developed a range of projected outcomes of the market condition by projecting potential share prices over a 4 or 5 year simulation and determining if the share price had reached the specified level of proceeds stipulated in the equity plan. We ran one million simulations and concluded the fair value of the Tranche 2 Option with market condition as the average of present value of the payoffs across all simulations.

A summary of the calculated estimated grant date fair value per option is as follows:

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012
Fair value of stock options	(Successor)	(Successor)	(Successor)
TRANCHE 1	$0.83	N/A	$0.67
TRANCHE 2 without market condition	$0.85	N/A	$0.68
TRANCHE 2 with market condition	$0.72	N/A	$0.66

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
Correction of an immaterial disclosure error
Subsequent to the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company concluded that the estimated grant date fair value per option amount disclosed for the Tranche 2 with market condition stock option value disclosed for the period from September 29, 2012 to December 31, 2012 should be changed from $0.76 to $0.66. This correction of the immaterial disclosure error has been reflected in the appropriate table in this Note 17 - Share-Based Compensation.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the years ended December 31, 2014, December 31, 2013 and for the period from September 29, 2012 to December 31, 2012 ($ amounts in thousands):

	For the Year Ended	For the Year Ended	For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)	(Successor)
Cost of goods sold	$858	$901	$223
Selling, general and administrative	7,721	8,147	2,003
Total, pre-tax	8,579	9,048	2,226
Tax effect of share-based compensation	(3,088)	(3,348)	(824)
Total, net of tax	$5,491	$5,700	$1,402

The following is a summary of our stock option activity (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2013	21,830	$1.00
Granted	6,604	1.40
Exercised	(170)	1.00
Forfeited	(400)	1.02
Balance at December 31, 2014	27,864	1.09	8.2	40,834
Exercisable at December 31, 2014	8,762	1.01	7.9	13,569
Vested and expected to vest at December 31, 2014	27,488	$1.10	8.2	$40,248

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2013	21,330	$1.00
Granted	6,104	1.40
Exercised	(110)	1.00
Forfeited	(400)	1.02
Balance at December 31, 2014	26,924	1.09	8.2	39,568
Exercisable at December 31, 2014	8,372	1.00	7.8	13,060
Vested and expected to vest at December 31, 2014	26,384	$1.09	8.2	$38,795

Rollover Options
As part of the Merger, certain employees of the Predecessor company were given the opportunity to exchange their stock options in the Predecessor company for stock options in Holdings (“Rollover Stock Options”). TPG was not legally or contractually required to replace these stock options with Holdings stock options, therefore the Rollover Stock Options were not part of the purchase price. The ratio of exchange was based on the intrinsic value of the these stock options at September 28, 2012.
The term of the Predecessor company stock options exchanged for Holdings stock options were not extended. All Rollover Stock Options maintained their 10 year term from original grant date.
All of the Rollover Stock Options were either vested prior to September 27, 2012 or were accelerated vested on September 27, 2012 (date of the Predecessor company shareholders’ meeting that approved the acquisition by TPG) in accordance with the terms of the Predecessor company stock option agreements. No additional vesting conditions were imposed on the holders of the Rollover Stock Options. All remaining unrecognized share-based compensation expense associated with the Rollover Stock Options was recognized as of September 27, 2012 on the Predecessor company’s books and records.

The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance at December 31, 2013	17,351	$0.25
Granted	—	0.25
Exercised	(268)	0.25
Forfeited	—	0.25
Balance at December 31, 2014	17,083	0.25	5.4	$39,461
Exercisable at December 31, 2014	17,083	$0.25	5.4	$39,461

Restricted Stock
In addition, in conjunction with the Merger, certain senior level employees were granted restricted stock units (RSUs) in Holdings. The share-based compensation expense relating to awards to those persons has been pushed down from Holdings to the Company.
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
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the years ended December 31, 2014, and 2013, and for the period September 29, 2012 to December 31, 2012 ($ amounts in thousands):

	For the Year Ended		For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012
	(Successor)	(Successor)	(Successor)
Cost of goods sold	$—	$—	$1
Selling, general and administrative	99	106	13
Total, pre-tax	99	106	14
Tax effect of share-based compensation	(36)	(39)	(5)
Total, net of tax	$63	$67	$9

The following is a summary of our RSU activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2013	375	$1.00
Granted	—	1.00
Vested	(50)	1.00
Forfeited	—	1.00
Non-vested restricted stock unit balance at December 31, 2014	325	$1.00	$832

Long-term Cash Incentive Awards
In conjunction with the Merger, certain employees were granted awards under the Long-term Cash Incentive Award Agreement incentive plan from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the equity invested in the Company by the Sponsor. There is no vesting period under the long-term cash incentive plan. The grantees must be employed by Holdings at the time of a transaction event in order to be eligible for a cash payment.
This plan is accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Long-term Cash Incentive Awards through December 31, 2014.

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
Stock Options
We used the Black-Scholes stock option pricing model to estimate the fair value of stock option awards with the following weighted average assumptions:

For the period ended
September 28, 2012
Risk-free interest rate	0.8%
Expected life (in years)	4.7
Expected volatility	43.9%
Dividend	0%

The following is a summary of the weighted average per share fair value of options granted for the period ended September 28, 2012.

For the period ended
September 28, 2012
Weighted average per share fair value of options granted	$12.46
Set forth below is the impact on our results of operations of recording share-based compensation from stock options for the period ended September 28, 2012 ($ amounts in thousands):

For the period ended
September 28, 2012
Cost of goods sold	$300
Selling, general and administrative	2,700
Total, pre-tax	$3,000
Tax effect of share-based compensation	(1,110)
Total, net of tax	$1,890
The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Balance at December 31, 2011	2,286	$30.11	—	—
Granted	310	32.97	—	—
Exercised	(1,659)	25.61	—	—
Forfeited	(937)	39.12	—	—
Balance at September 28, 2012	—	$—	—	$—

Total fair value of shares vested ($ amounts in thousands):

For the period ended
September 28, 2012
Total fair value of shares vested	$3,125

Restricted Stock/Restricted Stock Units

Outstanding restricted stock and restricted stock units generally vested ratably over four years. The related share-based compensation expense was recorded over the requisite service period, which was the vesting period. The fair value of restricted stock was based on the market value of our common stock on the date of grant.

The impact on our results of operations of recording share-based compensation from restricted stock for the period ended September 28, 2012 was as follows ($ amounts in thousands):

For the period ended
September 28, 2012
Cost of goods sold	$377
Selling, general and administrative	3,390
Total, pre-tax	$3,767
Tax effect of stock-based compensation	(1,394)
Total, net of tax	$2,373
The following is a summary of our restricted stock activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested balance at December 31, 2011	281	$24.28	—
Granted	99	32.89	—
Exercised	(370)	26.37	—
Forfeited	(10)	32.00	—
Non-vested balance at September 28, 2012	—	$—	$—

The following is a summary of our restricted stock unit activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Non-vested restricted stock unit balance at December 31, 2011	69	$36.47	—
Granted	82	33.09	—
Exercised	(128)	34.97	—
Forfeited	(23)	32.76	—
Non-vested restricted stock unit balance at September 28, 2012	—	$—	$—

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

The impact on our results of operations of recording share-based compensation from cash-settled restricted stock units for the period ended September 28, 2012 was as follows ($ amounts in thousands):

For the period ended
September 28, 2012
Cost of goods sold	$232
Selling, general and administrative	2,089
Total, pre-tax	$2,321
Tax effect of stock-based compensation	(859)
Total, net of tax	$1,462

Information regarding activity for cash-settled restricted stock units outstanding is as follows (number of awards in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Awards outstanding at December 31, 2011	149	$32.97	—
Granted	137	33.38	—
Exercised	(40)	32.55	—
Forfeited	(246)	62.84	—
Awards outstanding at September 28, 2012	—	$—	$—

Employee Stock Purchase Program:

We maintained an Employee Stock Purchase Program (the “Program”). The Program was designed to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. It enabled eligible employees to purchase shares of our common stock at a 5% discount to the fair market value. All shares were monetized and the Program was canceled as of September 28, 2012 in conjunction with the Merger.
(amounts in thousands)

For the period ended
September 28, 2012
Shares purchased by employees	5

Chief Executive Officer Specific Share-based Compensation
On November 2, 2010, we entered into an employment agreement with our former President and Chief Executive Officer (the “former CEO”), effective as of January 1, 2011. His employment agreement was for a three-year term, ending December 31, 2013. Pursuant to the employment agreement, the former CEO was eligible to receive an incentive compensation award based on the compound annual growth rate (“CAGR”) of our common stock over the course of the three-year employment term (January 1, 2011 to December 31, 2013). The former CEO was eligible to receive an incentive compensation award ranging from $2.0 million (for a three-year CAGR of 4%) to $9.0 million (for a three-year CAGR of 20% or more). He was not eligible to receive an incentive compensation award if the Company’s three-year CAGR was below 4%, and no incentive compensation award would be payable if the employment agreement was terminated prior to its expiration unless a change of control (as defined in the agreement) had occurred. This CAGR based award was classified as liability awards and are reported within accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet through September 28, 2012. The fair values of this award was remeasured at each reporting period (mark-to-market) using a Monte Carlo valuation model until the award vested and was paid. Fair value fluctuations were recognized as cumulative adjustments to share-based compensation expense and the related liabilities. Share-based compensation expense for this CAGR award was recognized ratably over the three-year service period. Through September 28, 2012, we recognized $4.6 million of expense associated with this plan.
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

Note 18 - Income Taxes:

The components of our provision (benefit) for income taxes on income from continuing operations for the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), the successor period from September 29, 2012 through December 31, 2012, the predecessor period from January 1, 2012 through September 28, 2012 are as follows ($ amounts in thousands):

	For the Year Ended	For the Year Ended	For the period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current income tax provision (benefit):
Federal	$53,532	$20,200	$3,531	$21,878
State	917	187	176	(5,284)
Foreign	1,300	973	230	833
	55,749	21,360	3,937	17,427
Deferred income tax (benefit) provision:
Federal	(127,160)	(80,691)	(20,660)	12,982
State	(1,582)	(1,851)	(930)	(829)
Foreign	—	—	—	(50)
	(128,742)	(82,542)	(21,590)	12,103
	($72,993)	($61,182)	($17,653)	$29,530

Deferred tax assets and (liabilities) as of December 31, 2014, and 2013 are as follows ($ amounts in thousands):

	December 31, 2014	December 31, 2013
	(Successor)	(Successor)
Deferred tax assets:
Accounts receivable	$61,580	$35,298
Inventories	15,945	12,670
Litigation settlements and contingencies	—	12,241
Accrued and prepaid expenses	8,506	8,219
Net operating losses and other carryforwards	19,475	15,015
Stock options and restricted shares	7,221	4,097
Other	3,782	4,790
	116,509	92,330
Less valuation allowance	(19,381)	(12,322)
Total deferred tax assets	97,128	80,008

Deferred tax liabilities:
Fixed assets	(21,358)	(20,621)
Deferred financing cost	(13,823)	(20,842)
Intangible assets	(240,675)	(275,399)
Other	(1,527)	(1,376)
Total deferred tax liabilities	(277,383)	(318,238)

Net deferred tax liability	($180,255)	($238,230)

Management believes it is more likely than not that $97.1 million of the deferred tax asset balance of $116.5 million as of December 31, 2014 will be realized.

We have gross net operating loss (“NOL”) carryforwards at December 31, 2014 of approximately $242.7 million for state income tax purposes. State NOL carryforwards will begin expiring in 2015. A gross valuation allowance on the deferred tax assets at December 31, 2014, primarily relates to certain state NOL’s and credit and capital loss carryforwards of approximately $252.0 million which represents $19.4 million of net valuation allowance. This valuation allowance has been established due to the uncertainty of realizing those deferred tax assets in the future. This valuation allowance increased in 2014 by $7.1 million, primarily due to an increase of certain state NOL’s principally driven by our debt service and acquisition costs.

The table below provides reconciliation between the statutory federal income tax rate and the effective rate of income tax expense for each of the periods shown as follows. For periods with a loss before benefit for income taxes, favorable tax items result in an increase in the effective tax rate, while unfavorable tax items result in a decrease in the effective tax rate. For periods with income before provision for income taxes, favorable tax items result in an decrease in the effective tax rate, while, unfavorable tax items result in a increase in the effective tax rate.

	For the Year Ended	For the Year Ended	For the period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Federal statutory tax rate	35%	35%	35%	35%
State tax – net of federal benefit	1	1	1	2
Domestic manufacturing deduction	3	—	—	—
Tax contingencies	—	—	(1)	(6)
Non-deductible legal settlements	1	—	—	17
Non-deductible annual pharmaceutical manufacturers' fee	(1)	(2)	—	—
Non-deductible transaction costs	—	—	—	8
R&D Credit	2	2	—	—
Other	—	1	—	2
Effective tax rate	41%	37%	35%	58%
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
At December 31, 2014, the amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $14.5 million. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $2.1 million at December 31, 2014 and $2.5 million at December 31, 2013. During the year ended December 31, 2014, the year ended December 31, 2013, the period from September 29, 2012 to December 31, 2012 (Successor), and the period from January 1, 2012 to September 28, 2012 (Predecessor), we recognized approximately $0.6 million, $0.5 million, $0.04 million, and $0.4 million, respectively, in interest and penalties.
The total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $13.6 million and $13.3 million at December 31, 2014 and 2013, respectively.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), the successor period from September 29, 2012 through December 31, 2012, the predecessor period from January 1, 2012 through September 28, 2012 are as follows ($ amounts in thousands):

	For the Year Ended	For the Year Ended	For the period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at the beginning of period	$17,981	$12,538	$12,119	$14,409
Additions based on tax positions related to the current year	2,786	2,577	419	2,337
Additions for tax positions of prior years	1,070	3,708	—	634
Reductions for tax positions of prior years	(6,484)	(842)	—	(5,261)
Reductions due to lapse of applicable statute of limitations	—	—	—	—
Settlements paid	(858)	—	—	—
Balance at the end of the period	$14,495	$17,981	$12,538	$12,119

We believe it is reasonably possible that approximately $2.2 million of our current unrecognized tax positions may be recognized within the next twelve months as a result of settlements or a lapse of the statute of limitations.

For periods prior to 2012, the Company is no longer subject to IRS audit. We are currently under audit in several state jurisdictions for the years 2005 through 2013. In most other state jurisdictions, we are no longer subject to examination by tax authorities for years prior to 2009.

Note 19 - Commitments, Contingencies and Other Matters:

Leases
At December 31, 2014, we had minimum rental commitments aggregating $33.9 million under non-cancelable operating leases expiring through 2024. Amounts payable thereunder are $6.3 million in 2015, $4.7 million in 2016, $4.0 million in 2017, $3.3 million in 2018 and $15.6 million thereafter. Rent expense charged to operations was $6.4 million in 2014 (Successor), $6.3 million in 2013 (Successor), $1.6 million in the period from September 29, 2012 to December 31, 2012 (Successor), and $4.8 million for the period from January 1, 2012 to September 28, 2012 (Predecessor).

Retirement Savings Plan
We have a Retirement Savings Plan (the “Retirement Savings Plan”) whereby eligible employees are permitted to contribute annually from 1% to 25% of their compensation to the Retirement Savings Plan. We contribute an amount equal to 50% of up to the first 6% of compensation contributed by the employee (“401(k) matching feature”). All participants enrolled in the Retirement Savings Plan as of January 1, 2013 became vested immediately with respect to the 401(k) matching feature contributions each pay period. Participants who enrolled in the Retirement Savings Plan after January 1, 2013 become vested with respect to 20% of our contributions for each full year of employment with the Company and thus become fully vested after five full years. We also may contribute additional funds each year to the Retirement Savings Plan, the amount of which, if any, is determined by the Board in its sole discretion. We incurred expenses related to the 401(k) matching feature of the Retirement Savings Plan of $2.0 million in 2014 (Successor), $1.7 million in 2013 (Successor), $0.2 million in the period from September 29, 2012 to December 31, 2012 (Successor), and $0.9 million for the period from January 1, 2012 to September 28, 2012 (Predecessor). We did not make a discretionary contribution to the Retirement Savings Plan for 2014, 2013 and 2012.
Our Anchen subsidiary has a legacy 401(k) plan whereby its eligible employees are permitted to contribute annually from their compensation to this 401(k) plan up to the annual IRS limit. Under this plan, Anchen eligible employees can receive employer matching contributions of 100% of the first 3% of compensation contributed and 50% of the next 2% of compensation contributed (“Anchen 401(k) matching feature”). Participants in the legacy 401(k) plan become vested immediately with respect to the Anchen 401(k) matching feature contributions each pay period. Anchen eligible employees may also receive additional funds each year under the legacy 401(k) plan, the amount of which, if any, is determined by the Board in its sole discretion. As of December 31, 2012, this plan was merged into the Retirement Savings Plan. We incurred expenses related to the Anchen 401(k) matching feature of $0.1 million in the period from September 29, 2012 to December 31, 2012 (Successor), and $0.4 million for the period from January 1, 2012 to September 28, 2012 (Predecessor). We did not make a discretionary contribution to the legacy 401(k) plan for 2012.
We incurred expenses related to the 401(k) matching feature of the Par Sterile Retirement Savings Plan, assumed as part of the Par Sterile Acquisition, of $1.4 million in 2014.

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

Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. On July 10, 2008, the U.S. Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents. On September 28, 2009, the USPTO’s Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the ‘981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the ’392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
Unimed and Laboratories Besins Iscovesco filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock’s submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009. On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against the private plaintiffs’ claims of sham litigation. On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court’s decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. On December 20, 2007, Santarus and Missouri filed a second lawsuit alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The complaints generally sought (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On October 20, 2008, plaintiffs amended their complaint to add U.S. Patent Nos. 6,780,882 and 7,399,722. On April 14, 2010, the District Court ruled in our favor, finding that the plaintiffs’ patents were invalid as being obvious and without adequate written description. On July 1, 2010, we launched our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus and Missouri appealed the District

Court’s decision to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents. On September 4, 2012, the Court of Appeals reversed the District Court’s finding of invalidity and remanded to the District Court for further proceedings, and we ceased further distribution of our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus was acquired by Salix Pharmaceuticals, Inc. on January 2, 2014. On September 22, 2014, we entered into a settlement agreement with Salix, Santarus and Missouri to resolve all claims relating to this matter, and the dismissal stipulation was entered on September 26, 2014. As part of the settlement, Salix, Santarus and Missouri released all claims against us in exchange for a payment of $100.0 million.  We recorded a charge of $91.0 million in the third quarter of 2014 in addition to the $9.0 million previously accrued.
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
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. (“Avanir”) filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,115 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. On September 12, 2012, Avanir filed an additional complaint against us, adding U.S. Patent No. 8,227,484 to the case. A bench trial was held from September 9-13 and October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. On August 20, 2014, the Court issued an order requiring that Avanir delist the ‘115 patent, leaving only the ‘484 and ‘282 to be addressed on appeal. We filed our notice of appeal following resolution of the delisting claim on September 12, 2014. We intend to prosecute our appeal of this decision vigorously.
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. (“TWi”) of Taiwan in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ‘576 patent invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond.  On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond.  We intend to continue to vigorously pursue our case.
On April 4, 2012, AR Holding Company, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,619,004; 7,601,758; 7,820,681; 7,915,269; 7,964,647; 7,964,648; 7,981,938; 8,093,296; 8,093,297; and 8,097,655 (subsequently adding U.S. Patent Nos. 8,415,395 and 8,415,396) because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral tablets of 0.6 mg colchicine. On November 1, 2012, Takeda Pharmaceuticals was substituted as the plaintiff and real party-in-interest in the case. On August 30, 2013, Takeda filed a second complaint in view of the same filing adding to the dispute U.S. Patent Nos. 7,906,519; 7,935,731; 7,964,648; 8,093,297; and 8,093,298. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 30, 2013, Takeda filed a new complaint against us in view of our change of the ANDA’s labeled indication. We intend to defend these actions vigorously.
On October 25, 2012, Purdue Pharma L.P. (“Purdue”) and Transcept Pharmaceuticals (“Transcept”) filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 24, 2014, we reached an agreement with Purdue and Transcept to stay our case contingent upon our agreement to be bound by the District Court’s decision in Transcept’s trial against Actavis and Novel Laboratories, which commenced December 1, 2014.
On December 19, 2012, Endo Pharmaceuticals and Grünenthal GmbH filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,114,383; 8,192,722; 8.309, 060; 8,309,122; and 8,329,216 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oxymorphone hydrochloride extended release tablets 40 mg. The complaint generally seeks (i) a finding of infringement, validity, and/

or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 7, 2014, Endo and Mallinckrodt sued us on the same filing in the U.S. District Court for the District of Delaware, adding U.S. Patent Nos. 8,808,737 and 8,871,779 to the case. On January 15, 2015, the case in the Southern District of New York was dismissed by stipulation. We intend to defend the action in the District of Delaware vigorously.
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. We assumed the rights to this ANDA. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 22, 2013, Novartis filed an additional complaint in view of our submission of an ANDA supplement containing a Paragraph IV certification adding the 13.3 mg/24 hr. strength. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1-2, 2014. On June 27, 2014, we filed a declaratory judgment action against Novartis in the same Court regarding all strengths, seeking judgment of non-infringement and invalidity on all asserted patents in view of all strengths embraced by our ANDA. On August 29, 2014, the Court in the first action entered judgment in our favor, finding that we do not infringe the asserted patents. On October 7, 2014, the Court entered judgment in our favor on the declaratory judgment complaint. On October 20, 2014 and October 30, 2014, Novartis filed notices of appeal to the U.S. Court of Appeals for the Federal Circuit from both the original case as well as the complaint initiated on the ANDA supplement. On November 7, 2014, Novartis filed an appeal from the declaratory judgment decision. We intend to defend these actions vigorously.
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. On October 9, 2014, the parties entered into a settlement agreement resolving the dispute and allowing us to launch our generic lubiprostone product on January 1, 2021, or earlier in certain circumstances. The consent judgment terminating the case was entered December 2, 2014.
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
On June 21, 2013, we, along with Alkermes Pharma Ireland Limited (Elan), filed a complaint against Breckenridge Pharmaceutical, Inc. in the U.S. District Court for the District of Delaware. In the complaint, we allege infringement of U.S. Patent Nos. 6,592,903 and 7,101,576 because Breckenridge filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A stipulation to stay the proceedings was entered on July 22, 2014. We intend to prosecute this infringement case vigorously.
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
On August 20, 2013 and April 4, 2014, MonoSol RX and Reckitt Benckiser filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,017,150, 8,475,832 and 8,603,514, because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaints seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 31, 2014, the plaintiffs filed a complaint on the same ANDA filing, adding U.S. Patent Nos. 8,900,497 and 8,906,277. We intend to defend these actions vigorously.
On December 27, 2013, Jazz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,472,431; 6,780,889; 7,262,219; 7,851,506; 8,263,650; 8,324,275; 8,461,203; 7,668,730; 7,765,106; 7,765,107; 7,895,059; 8,457,988; and 8,589,182 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 500mg/ml sodium oxybate oral solution. On August 15, 2014, October 10, 2014, and January 8, 2015, Jazz filed additional complaints against us in view of the same ANDA filing, adding U.S. Patent Nos. 8,731,963; 8,772,306; and 8,859,619, respectively, to the case. The complaints seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.

On January 21, 2014, Lyne Laboratories, Fresenius USA Manufacturing and Fresenius Medical Care Holdings filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The complaint alleges infringement of U.S. Patent Nos. 8,591,938 and 8,592,480 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 169mg/5ml calcium acetate oral solution. The complaint seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case has been settled on confidential terms with a stipulation of dismissal, which we expect will be entered by the Court presently.
On February 14, 2014 and August 15, 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and Adamas Pharmaceuticals, Inc., filed lawsuits against us and our Anchen subsidiary in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,039,009; 8,168,209; 8,173,708; 8,283,379; 8,329,752; 8,362,085; and 8,598,233 because we submitted ANDAs with Paragraph IV certifications to the FDA for approval of 7, 14, 21, and 28 mg memantine hydrochloride extended release capsules. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On January 14, 2015, a joint stipulation of dismissal was entered in the case pursuant to a confidential settlement agreement between the parties.
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
On August 6, 2014, Prometheus Labs filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,284,770 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.5 and 1.0 mg alosetron hydrochloride tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 17, 2014, the court stayed our case pending the outcome of the appeal of the first Paragraph IV filer’s victory in the District Court.
On August 19, 2014, Hospira, Inc. filed a declaratory judgment complaint against the FDA in the U.S. District Court for the District of Maryland in view of the FDA’s approval of our ANDA for dexmedetomidine hydrochloride injection, concentrate (100 mcg/ml) vials pursuant to our submission and statement under section viii. On August 20, 2014, we moved to intervene in the case on the side of the FDA. On August 25, 2014, we filed a declaratory judgment complaint against Hospira, Inc. in view of U.S. Patent No. 6,716,867 in the U.S. District Court for the District of New Jersey. On September 5, 2014, the Maryland Court ruled in favor of the FDA, Par and joint intervenor Mylan, Inc. on summary judgment, and Hospira, Inc. and its intervenor/co-complainant Sandoz appealed that judgment to the U.S. Court of Appeals for the Fourth Circuit. On October 29, 2014, all parties stipulated jointly to a dismissal of all of the cases (Maryland, New Jersey, and the Fourth Circuit) pursuant to a confidential settlement agreement.
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
On November 19, 2014, we filed a declaratory judgment action against GlaxoSmithKline and Aptalis in the U.S. District Court for the Eastern District of Pennsylvania, seeking declaratory judgment of non-infringement and invalidity of U.S. Patent No. 7,919,115 in view of our April 11, 2012 submission of an ANDA with a Paragraph IV certification to the FDA seeking approval for lamotrigine orally disintegrating tablets 25, 50, 100, and 200 mg. On January 30, 2015, the consent judgment was entered.
Under a Development and Supply Agreement between Pharmaceutics International, Inc. (“PII”) and Par Sterile, PII agreed to develop and manufacture, and Par Sterile agreed to market and sell, certain pharmaceutical products, including zoledronic acid, the generic version of Zometa® and Reclast®. Under the Agreement, the parties agreed to share equally all mutually agreed expenses and costs of Paragraph IV proceedings related to the product, including any costs and expenses related to any mutually agreed upon settlement. On February 20, 2013, Novartis Pharmaceuticals Corporation filed a lawsuit against PII, along with several other defendants, in the U.S. District Court for the District of New Jersey, for filing ANDAs with Paragraph IV certifications seeking FDA approval of both zoledronic acid eq 4 mg base/5 ml vials and zoledronic acid eq 5 mg base/100 ml bottles. The complaint alleges, among other things, that the sale of generic versions of Reclast® and Zometa® would infringe one or more of U.S. Patent Nos. 8,324,189; 7,932,241; and 8,052,987 and seeks (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. On March 1, 2013, the District Court denied Novartis’s request for a temporary restraining order against PII and the other defendants. On March 4, 2013, Par Sterile began distribution of PII’s generic Zometa® product and began distribution of the generic Reclast® product in December 2013. On December 3, 2014, in view of the foregoing, Novartis sued Par Sterile in the same court, seeking (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. We intend to defend this action vigorously.
On December 18, 2014, and January 23, 2015, Novartis Pharmaceuticals Corporation and Novartis AG filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 5,665,772; 7,297,703; and 7,741,338 518 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2.5, 5, 7.5, and 10 mg everolimus tablets. The complaints seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On January 16, 2015, Supernus Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; and 8,877,248 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 25, 50, 100, and 200 mg topiramate extended release capsules. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 21, 2015, Tris Pharma, Inc., filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,062,667; 8,287,903; 8,465,765; 8,563,033; and 8,778,390 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5 mg/ml methylphenidate hydrochloride extended release oral suspension. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 2, 2015, Cosmo Technologies, Ltd and Santarus, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,410,651; 7,431,943; 8,293,273; 8,784,888; 8,895,064; and RE43,799 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 9 mg budesonide tablets. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 20, 2015, Ferring Pharmaceuticals, Inc. and Ferring International Center S.A. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,450,338 and 8,481,083 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 10/3.5/12 g sodium picosulfate/magnesium oxide/citric acid packets for oral solution. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 26, 2015, Shire, LLC filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. RE41,148 and RE42,096 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, and 25 mg mixed amphetamine salts extended release capsules. The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On March 6, 2015,  BioMarin Pharmaceutical Inc. and Merck & Cie filed a lawsuit against us in the U.S. District Court for the District of New Jersey.  The complaint alleges infringement of U.S. Patent Nos. 7,566,462; 7,566,714; 7,612,073; 7,727,987; 8,003,126; 8,067,416; RE43,797; and 8,318,745 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 100 mg sapropterin dihydrochloride oral tablets.  The complaint seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit.  We intend to defend this action vigorously.

Industry Related Matters
Beginning in September 2003, we, along with numerous other pharmaceutical companies, have been named as a defendant in actions brought by the Attorneys General of Illinois, Kansas, and Utah, as well as a state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC, alleging generally that the defendants defrauded the state Medicaid systems by purportedly reporting or causing the reporting of AWP and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. During the year ended December 31, 2013, we recorded $25.7 million as “Settlements and loss contingencies, net” on the consolidated statements of operations as we continued to periodically assess and estimate our remaining potential liability. On January 28, 2014, we settled the claims brought by the State of Kansas for $1.8 million. On February 5, 2014, we settled the claims brought by the State of Utah for $2.1 million. On June 2, 2014, we settled the claims brought by the State of Illinois for $28.5 million, including attorneys’ fees and costs. The amounts provided for 2013 represents the amounts settled, less amounts previously accrued. Other than as described below, all of the above AWP cases against the Company have been concluded.
On February 17, 2014, the Dane County Circuit Court for the State of Wisconsin dismissed the state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC. On June 12, 2014, the Dane County Circuit Court denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal on the merits, without prejudice. The plaintiffs subsequently appealed the ruling, and on September 22, 2014, the Wisconsin Court of Appeals dismissed the plaintiffs’ appeal. On August 11, 2014, plaintiffs filed a similar AWP qui tam action under seal in the Dane County Circuit Court, and the State of Wisconsin declined to intervene on December 19, 2014. On January 13, 2015, the Dane County Circuit Court unsealed the complaint. We intend to vigorously defend this lawsuit.
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

Other
On March 19, 2009, we were served with a subpoena by the U.S. Department of Justice ("DOJ") requesting documents related to Par Specialty’s marketing of Megace® ES. The subpoena indicated that the DOJ was investigating promotional practices in the sales and marketing of Megace® ES. We cooperated with the DOJ in this inquiry. On March 5, 2013, we entered into a settlement agreement with the DOJ that terminated the DOJ’s investigation. The settlement agreement provided for our payment of $45.0 million (plus interest and fees) and included a plea agreement with the New Jersey Criminal Division of the DOJ in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the DOJ, a state settlement encompassing forty-nine states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation. The Company accrued for the settlement in the period from January 1, 2012 through September 28, 2012 (Predecessor). The settlement was paid in 2013.
On August 6, 2014, we received a subpoena from the Office of the Attorney General of the State of Connecticut requesting documents related to our agreement with Covis Pharma S.a.r.l. to distribute an authorized generic version of Covis’s Lanoxin® (digoxin) oral tablets. We completed our response on October 28, 2014.
On December 5, 2014, we received a subpoena from the Antitrust Division of the DOJ requesting documents related to communications with competitors regarding our authorized generic version of Covis’s Lanoxin® (digoxin) oral tablets and our generic doxycycline products. We intend to cooperate fully with the Department of Justice’s inquiry.
On February 3, 2015, we received a Civil Investigative Demand from Office of the Attorney General of the State of Alaska instructing production of, among other documents, all production in the on-going lawsuit filed against us in 2009 by the Bureau of Competition for the FTC and currently on remand to the U.S. District Court for the Northern District of Georgia, described above under “Patent related matters.” We intend to comply fully with the Civil Investigative Demand.
On February 9, 2015, we received a Civil Investigative Demand from the FTC instructing production of, among other documents, all documents related to our license agreement and manufacturing and supply agreement with Concordia Pharmaceuticals, Inc. relating to our sale of clonidine hydrochloride extended release tablets, the generic version of Concordia’s Kapvay®. We intend to comply fully with the Civil Investigative Demand.
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

Note 20 - Segment Information:

We operate in two reportable business segments: generic pharmaceuticals (referred to as “Par Pharmaceutical” or “Par”) and branded pharmaceuticals (referred to as “Par Specialty Pharmaceuticals” or “Par Specialty”). Branded products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Branded products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no direct competition. Generic pharmaceutical products are the chemical and therapeutic equivalents of corresponding brand drugs. The Drug Price Competition and Patent Term Restoration Act of 1984 provides that generic drugs may enter the market upon the approval of an ANDA and the expiration, invalidation or circumvention of any patents on corresponding brand drugs, or the expiration of any other market exclusivity periods related to the brand drugs. Our chief operating decision maker is our Chief Executive Officer.

Our business segments were determined based on management’s reporting and decision-making requirements in accordance with FASB ASC 280-10 Segment Reporting. We believe that our generic products represent a single operating segment because the demand for these products is mainly driven by consumers seeking a lower cost alternative to branded drugs. Par’s generic drugs are developed using similar methodologies, for the same purpose (e.g., seeking bioequivalence with a branded drug nearing the end of its market exclusivity period for any reason discussed above). Par’s generic products are produced using similar processes and standards mandated by the FDA, and Par’s generic products are sold to similar customers. Based on the similar economic characteristics, production processes and customers of Par’s generic products, management has determined that Par’s generic pharmaceuticals are a single reportable business segment. Our chief operating decision maker does not review the Par (generic) or Par Specialty (brand) segments in any more granularity, such as at the therapeutic or other classes or categories. Certain of our expenses, such as the direct sales force and other sales and marketing expenses and specific research and development expenses, are charged directly to either of the two segments. Other expenses, such as general and administrative expenses and non-specific research and development expenses are allocated between the two segments based on assumptions determined by management.
Our chief operating decision maker does not review our assets, depreciation or amortization by business segment at this time as they are not material to Par Specialty. Therefore, such allocations by segment are not provided.

The financial data for the two business segments are as follows ($ amounts in thousands):

	For the Year Ended	For the Year Ended	For the Period
	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues:
Par Pharmaceutical	$1,241,131	$1,028,418	$227,312	$743,360
Par Specialty	67,490	69,049	18,827	60,508
Total revenues	$1,308,621	$1,097,467	$246,139	$803,868

Gross margin:
Par Pharmaceutical	436,078	271,396	33,776	296,338
Par Specialty	43,037	46,647	11,669	46,012
Total gross margin	$479,115	$318,043	$45,445	$342,350

Operating (loss) income:
Par Pharmaceutical	(30,938)	(48,082)	(25,938)	116,591
Par Specialty	(35,674)	(17,361)	(3,825)	(57,151)
Total operating (loss) income	($66,612)	($65,443)	($29,763)	$59,440
Gain on marketable securities and other investments, net	—	1,122	—	—
Gain on bargain purchase	—	—	5,500	—
Interest income	18	87	50	424
Interest expense	(108,427)	(95,484)	(25,985)	(9,159)
Loss on debt extinguishment	(3,989)	(7,335)	—	—
Other income	500	—	—	—
(Benefit) provision for income taxes	(72,993)	(61,182)	(17,653)	29,530
Net (loss) income	($105,517)	($105,871)	($32,545)	$21,175

Total revenues of our top selling products were as follows ($ amounts in thousands):

	For the Year Ended	For the Year Ended	For the Period
Product	December 31, 2014	December 31, 2013	September 29, 2012 to December 31, 2012	January 1, 2012 to September 28, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Par Pharmaceutical
Budesonide (Entocort® EC)	$142,853	$198,834	$36,710	$103,762
Bupropion ER (Wellbutrin®)	84,467	45,403	11,255	34,952
Propafenone (Rythmol SR®)	75,966	70,508	19,623	53,825
Amlodipine/Valsartan (Exforge®)	60,784	—	—	—
Divalproex (Depakote®)	59,052	46,635	2,436	9,099
Metoprolol succinate ER (Toprol-XL®)	46,251	56,670	31,287	154,216
Clonidine ER (Kapvay®)	45,134	13,008	—	—
Lamotrigine (Lamictal XR®)	40,673	54,577	—	—
Aplisol®	35,228	—	—	—
Modafinil (Provigil®)	2,123	27,688	16,956	88,831
Chlorpheniramine/Hydrocodone (Tussionex®)	26,899	33,518	17,403	30,706
Other (1)	594,751	450,148	83,491	249,383
Other product related revenues (2)	26,950	31,429	8,151	18,586
Total Par Pharmaceutical Revenues	$1,241,131	$1,028,418	$227,312	$743,360

Par Specialty
Nascobal® Nasal Spray	$32,332	$26,864	$7,138	$17,571
Megace® ES	31,653	39,510	10,910	38,322
Other and other product related revenues (2)	3,505	2,675	779	4,615
Total Par Specialty Revenues	$67,490	$69,049	$18,827	$60,508

(1)
The further detailing of revenues of the other approximately 85 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the years ended December 31, 2014 (Successor) and December 31, 2013 (Successor), the period from September 29, 2012 to December 31, 2012 (Successor) or for the period from January 1, 2012 to September 28, 2012 (Predecessor).

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 21 – Restructuring Costs:
2014
Subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction in the first quarter of 2014.
($ amounts in thousands)

Restructuring Activities (Par Sterile)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	$1,146	$3,527	($2,686)	$—	$—	$1,987
Total restructuring costs line item	$1,146	$3,527	($2,686)	$—	$—	$1,987

Due to the change in our product development strategy, we eliminated approximately 44 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction.
($ amounts in thousands)

Restructuring Activities (Irvine)	Initial Charge	Additional Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	$740	$—	($127)	$—	$—	$613
Total restructuring costs line item	$740	$—	($127)	$—	$—	$613

2013
In January 2013, we initiated a restructuring of Par Specialty, our branded pharmaceuticals division, in anticipation of entering into a settlement agreement and corporate integrity agreement that terminated the U.S. Department of Justice’s ongoing investigation of Par Specialty’s marketing of Megace® ES. We reduced our Par Specialty workforce by approximately 70 people, with the majority of the reductions in the sales force. The remaining Par Specialty sales force has been reorganized into a single sales team of approximately 60 professionals that focus their marketing efforts principally on Nascobal® Nasal Spray. In connection with these actions, we incurred expenses for severance and other employee-related costs as well as the termination of certain contracts. There were no remaining liabilities at December 31, 2014 on the consolidated balance sheet.
($ amounts in thousands)

Restructuring Activities	Initial Charge	Cash Payments	Non-Cash Charge Related to Inventory and/or Intangible Assets	Reversals, Reclass or Transfers	Liabilities at December 31, 2014
Severance and employee benefits to be paid in cash	$1,413	($1,409)	$0	($4)	$—
Asset impairments and other	403	—	(403)	—	—
Total restructuring costs line item	$1,816	($1,409)	($403)	($4)	$—

Note 22 - Subsequent Events:
In February 2015, the Company amended its existing Credit Agreement, which included new borrowings in an aggregate principal amount of $425.0 million and other amendments.  These new borrowings, along with cash on hand, were used to pay a $494.3 million cash dividend to the stockholders of Holdings, a special discretionary dividend-equivalent bonus to certain Company employees totaling $40.7 million, and related financing fees and expenses totaling $7.7 million.

Note 23 - Unaudited Selected Quarterly Financial Data:

Unaudited selected quarterly financial data for 2014 and 2013 are summarized below ($ amounts in thousands):

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Successor)	(Successor)	(Successor)	(Successor)
Total revenues	$289,084	$295,405	$336,117	$388,015
Gross margin	94,314	93,509	140,825	150,467
Total operating expenses	128,469	111,036	170,658	132,522
Operating (loss) income	(34,155)	(17,527)	(32,875)	17,945
Net loss	$(39,365)	$(26,920)	$(37,638)	$(1,594)

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Predecessor)	(Predecessor)	(Successor)	(Successor)
Total revenues	$290,196	$233,669	$267,321	$306,281
Gross margin	71,444	58,900	81,391	106,308
Total operating expenses	62,835	66,399	106,116	148,136
Operating income (loss)	8,609	(7,499)	(24,725)	(41,828)
Net loss	$(14,746)	$(21,791)	$(29,299)	$(40,035)