Form 10-Q
period 2015-03-31
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2015-05-11
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015
Commission file number: 1-10827

PAR PHARMACEUTICAL COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3122182
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Ram Ridge Road, Chestnut Ridge, New York 10977
(Address of principal executive offices)
Registrant’s telephone number, including area code:  (845) 573-5500

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
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of May 11, 2015: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$185,880	$244,440
Accounts receivable, net	73,833	158,732
Inventories	166,761	154,687
Prepaid expenses and other current assets	26,076	28,255
Deferred income tax assets	68,057	66,936
Total current assets	520,607	653,050

Property, plant and equipment, net	223,748	217,314
Intangible assets, net	1,006,177	1,040,753
Goodwill	1,036,958	1,012,108
Other assets	88,445	83,909
Total assets	$2,875,935	$3,007,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,753	$14,503
Accounts payable	81,793	79,987
Payables due to distribution agreement partners	44,818	53,213
Accrued salaries and employee benefits	17,517	32,246
Accrued government pricing liabilities	23,942	42,647
Accrued legal fees	12,839	4,864
Accrued interest payable	16,563	7,529
Accrued expenses and other current liabilities	19,556	42,815
Total current liabilities	235,781	277,804

Long-term liabilities	21,910	17,004
Non-current deferred tax liabilities	233,286	247,191
Long-term debt, less current portion	2,318,510	1,904,069
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share, 100 shares authorized and issued	—	—
Additional paid-in capital	295,476	808,647
Accumulated deficit	(223,648)	(243,933)
Accumulated other comprehensive loss	(5,380)	(3,648)
Total stockholders' equity	66,448	561,066
Total liabilities and stockholders’ equity	$2,875,935	$3,007,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
Revenues:
Net product sales	$353,119	$282,833
Other product related revenues	6,125	6,251
Total revenues	359,244	289,084
Cost of goods sold, excluding amortization expense	165,379	150,668
Amortization expense	48,792	44,102
Total cost of goods sold	214,171	194,770
Gross margin	145,073	94,314
Operating expenses:
Research and development	26,850	34,624
Selling, general and administrative	56,386	50,941
Intangible asset impairment	—	41,758
Settlements and loss contingencies, net	(25)	—
Restructuring costs	363	1,146
Total operating expenses	83,574	128,469
Operating income (loss)	61,499	(34,155)
Interest income	17	14
Interest expense	(29,511)	(25,467)
Loss on debt extinguishment	—	(3,989)
Income (loss) before provision (benefit) for income taxes	32,005	(63,597)
Provision (benefit) for income taxes	11,720	(24,232)
Net income (loss)	$20,285	$(39,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
Net income (loss)	$20,285	$(39,365)
Other comprehensive loss, net of tax :
Unrealized loss on marketable securities, net of tax	—	(6)
Unrealized loss on cash flow hedges, net of tax	(2,666)	(1,212)
Less: reclassification adjustment for realized losses included in net income (loss), net of tax	934	635
Other comprehensive loss	(1,732)	(583)
Comprehensive income (loss)	$18,553	$(39,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In $ Thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$20,285	$(39,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(14,539)	(28,036)
Depreciation and amortization	57,082	50,663
Non-cash interest expense	2,742	2,686
Cost of goods on acquired inventory step up	—	2,986
Intangible asset impairment	—	41,758
Allowances against accounts receivable	(14,175)	13,520
Share-based compensation expense	5,213	942
Loss on debt extinguishment	—	3,989
Other, net	109	(53)
Changes in assets and liabilities:
Decrease in accounts receivable	99,373	41,997
Increase in inventories	(11,443)	(20,984)
Decrease (increase) in prepaid expenses and other assets	3,455	(1,343)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(36,733)	36,386
Decrease in payables due to distribution agreement partners	(8,395)	(12,102)
Decrease in income taxes receivable/payable	(2,767)	(3,905)
Net cash provided by operating activities	100,207	89,139
Cash flows from investing activities:
Capital expenditures	(8,492)	(13,212)
Business acquisitions, net of cash acquired	(34,793)	(478,647)
Purchases of intangibles	(8,000)	—
Proceeds from available for sale marketable debt securities	—	1,000
Net cash used in investing activities	(51,285)	(490,859)
Cash flows from financing activities:
Proceeds from debt	422,875	525,541
Payments of debt	(4,688)	(140,191)
(Payments) proceeds from equity transactions, net	(716)	110,000
Debt issuance costs	(6,069)	(3,150)
Cash dividend paid	(494,300)	—
Dividend-equivalent payments to Holdings stock option holders, net of tax	(23,367)	—
Costs for issuance of capital	(1,217)	—
Net cash (used in) provided by financing activities	(107,482)	492,200
Net (decrease) increase in cash and cash equivalents	(58,560)	90,480
Cash and cash equivalents at beginning of period	244,440	130,080
Cash and cash equivalents at end of period	$185,880	$220,560

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$15,829	$7,721
Interest paid	$17,735	$13,631
Non-cash transactions:
Capital expenditures incurred but not yet paid	$556	$731

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)
Par Pharmaceutical Companies, Inc. operates primarily through its wholly owned subsidiary, Par Pharmaceutical, Inc. (collectively referred to herein as “the Company,” “we,” “our,” or “us”), in two business segments. Our generic products division, Par Pharmaceutical (“Par”), develops (including through third party development arrangements and product acquisitions), manufactures and distributes generic pharmaceuticals in the United States. Our branded products division, Par Specialty Pharmaceuticals (“Par Specialty”), acquires, manufactures and distributes branded pharmaceuticals in the United States. The products we market are principally in the solid oral dosage form (tablet, caplet, two-piece hard-shell capsule) and sterile injectable dosage form. We also distribute several oral suspension products and nasal spray products.
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

Note 1 – Basis of Presentation and Recently Issued Accounting Standards:

The accompanying condensed consolidated financial statements at March 31, 2015 and for the three-month periods ended March 31, 2015 and March 31, 2014 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2014 was derived from the Company’s audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.
The accompanying condensed consolidated financial statements and these notes to condensed consolidated financial statements do not include all disclosures required by the accounting principles generally accepted in the United States of America for audited financial statements. Accordingly, these statements should be read in conjunction with our 2014 Annual Report on Form 10-K. Results of operations for interim periods are not necessarily indicative of those that may be achieved for full fiscal years.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09).  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  In April 2015, the FASB issued an exposure draft proposing to defer the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016).  The proposal will allow public entities to adopt the new standard as early as the original public entity effective date (i.e. annual reporting periods beginning after December 15, 2016 and interim periods therein).  Early adoption prior to that date will not be permitted.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption.  The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.
In March 2015, the FASB issued ASU 2015-03, "'Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We currently do not anticipate a material impact of ASU 2015-03 on our condensed consolidated financial statements and related disclosures.
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

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Senior Credit Facilities (as defined in Note 14 - Debt"). There is an annual cap of $4.0 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $1.0 million and $0.9 million for consulting and management advisory service fees which are included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014.

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
JHP operated principally through its operating subsidiary, JHP Pharmaceuticals, LLC, which was renamed Par Sterile Products, LLC (“Par Sterile”) subsequent to the Par Sterile Acquisition. We continue to operate Par Sterile as a specialty pharmaceutical company developing and manufacturing sterile injectable products. Par Sterile’s products are primarily sold through wholesalers, often via an arrangement with a group purchasing organization, prior to being dispensed at hospitals or directly administered by physicians. Par Sterile targets products with limited competition due to difficulty in manufacturing and/or the product’s market size. Our Par Sterile manufacturing facility in Rochester, Michigan has the capability to manufacture small-scale clinical through large-scale commercial products.
The operating results of Par Sterile for the three months ended March 31, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of $66.6 million. Par Sterile's contribution to the overall Par Pharmaceutical segment's operating income is not tracked separately. The condensed consolidated balance sheet as of March 31, 2015 reflects the acquisition, including goodwill, which represents Par Sterile's workforce expertise in research and development, marketing and manufacturing.
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
Approximately $20.0 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of March 31, 2015 has been and will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the quarter ended March 31, 2014 assumes the Par Sterile Acquisition occurred as of January 1, 2013. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the debt assumed, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Par Sterile Acquisition been consummated during the period for which pro forma information is presented, or is it intended to be a projection of future results or trends.

Three months ended
(In thousands)	March 31, 2014
Total revenues	$308,146
Loss from continuing operations	$(29,476)
Note 4 – Par Biosciences Acquisition:
On January 14, 2015, we completed the acquisition of a privately-held Chennai, India-based clinical research organization (“CRO”), which we renamed Par Biosciences Private Limited (“Par Biosciences”), for $10.0 million. The operating results of Par

Biosciences were included in our condensed consolidated financial results from the date of acquisition.  The purchase price was paid in cash and funded from our cash on hand.
The operating results of Par Biosciences from January 14, 2015 through March 31, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting an immaterial impact on income before taxes. The condensed consolidated balance sheet as of March 31, 2015 reflects the acquisition, including goodwill, which represents Par Biosciences' workforce expertise in research and development.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of certain identifiable assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, and estimating the costs. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition-related transaction costs incurred for the quarter ended March 31, 2015 totaled $0.5 million, which were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Par Biosciences as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments are not expected to be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.
Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

Cash paid for equity	$8,761
Deferred purchase price liabilities	1,231	(1)
Total consideration	$9,992

(1) Deferred purchase price liabilities represent two subsequent deferred payments due on the first and third anniversary of the closing date.
Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of Par Biosciences has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of January 14, 2015
Cash and cash equivalents	$72
Prepaid expenses and other assets	213
Property, plant and equipment	3,370

Total identifiable assets	3,655

Accounts payable / accrued expenses and other liabilities	605

Total liabilities assumed	605

Net identifiable assets acquired	3,050

Goodwill	6,942

Net assets acquired	$9,992

Approximately $0.3 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of March 31, 2015 will be deductible for income tax purposes.
Pro forma results of operations for the acquisition of Par Biosciences have not been presented because the acquisition is not material to our consolidated results of operations.

Note 5 – Innoteq Acquisition:
On January 9, 2015, we completed our acquisition of Innoteq, Inc. (“Innoteq”), a privately-held domestic corporation that is engaged in the business of researching, developing and manufacturing transdermal patches and thin film, slow dissolve film, coated/non-woven film and other coated pharmaceutical and consumer products, for $26.4 million. The operating results of Innoteq were included in our condensed consolidated financial results from the date of acquisition.  The purchase price was paid in cash and funded from our cash on hand.
The operating results of Innoteq from January 9, 2015 through March 31, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting an immaterial impact on income before taxes. The condensed consolidated balance sheet as of March 31, 2015 reflects the acquisition, including goodwill, which represents Innoteq's workforce expertise in research and development.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition-related transaction costs incurred for the quarter ended March 31, 2015 totaled $0.8 million which were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Innoteq as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments are not expected to be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The purchase price of Innoteq has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of January 9, 2015
Cash and cash equivalents	$268
Prepaid expenses and other assets	1,189
Property, plant and equipment	3,557
Intangible assets	5,800
Contract assets	1,008
Deferred tax asset non-current	2,014

Total identifiable assets	13,836

Accounts payable / accrued expenses and other liabilities	2,870
Deferred tax liabilities	2,503

Total liabilities assumed	5,373

Net identifiable assets acquired	8,463

Goodwill	17,908

Net assets acquired	$26,371

None of the goodwill identified above and recorded on the condensed consolidated balance sheet as of March 31, 2015 will be deductible for income tax purposes.
Pro forma results of operations for the acquisition of Innoteq have not been presented because the acquisition is not material to our consolidated results of operations.

Note 6 – Pending Acquisition of Nuray Assets:
In December 2014, our wholly-owned subsidiary, Par Formulations Private Limited, entered into an agreement to purchase certain assets of privately-held Nuray Chemicals Private Limited (“Nuray”), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for approximately $20.0 million in cash, contingent payments and other consideration. A vice president of the Company is a minority shareholder of Nuray. The assets to be acquired via a definitive agreement consist of a FDA approved facility that manufactures API, including real property, improvements and related assets. The closing of the acquisition is subject to the receipt of applicable regulatory approvals and other customary closing terms and conditions. The acquisition will be accounted for as a business combination under the guidance of ASC 805. The operating results of the acquired business will be included in our consolidated financial results from the date of the closing of the acquisition as part of the Par Pharmaceutical segment. We intend to fund the purchase from cash on hand.

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value as of March 31, 2015 were as follows ($ in thousands):

	Estimated Fair Value at
	March 31, 2015	Level 1	Level 2	Level 3
Cash equivalents	$100,010	$100,010	$—	$—
Senior secured term loan (Note 14)	$1,860,789	$—	$1,860,789	$—
7.375% senior notes (Note 14)	$520,625	$—	$520,625	$—
Derivative instruments - Interest rate caps (Note 15)	$8,407	$—	$8,407	$—

The fair value of our financial assets and liabilities measured at fair value as of December 31, 2014 were as follows ($ in thousands):

	Estimated Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Cash equivalents	$100,002	$100,002	$—	$—
Senior secured term loan (Note 14)	$1,399,941	$—	$1,399,941	$—
7.375% senior notes (Note 14)	$507,763	$—	$507,763	$—
Derivative instruments - Interest rate caps (Note 15)	$5,700	$—	$5,700	$—
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
There have been no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2015 or December 31, 2014.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of March 31, 2015 or December 31, 2014 that are measured in the condensed consolidated financial statements at fair value.
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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ in thousands):

	March 31,	December 31,
	2015	2014
Gross trade accounts receivable	$466,620	$565,694
Chargebacks	(93,531)	(96,492)
Rebates and incentive programs	(129,544)	(138,989)
Returns	(98,198)	(84,330)
Cash discounts and other	(71,335)	(86,797)
Allowance for doubtful accounts	(179)	(354)
Accounts receivable, net	$73,833	$158,732

Allowance for doubtful accounts
($ in thousands)

	Three months ended
	March 31, 2015	March 31, 2014

Par balance at beginning of period	$(354)	$(7)
Par Sterile beginning balance	—	(278)
Additions – charge to expense	(3)	(99)
Adjustments and/or deductions	178	93
Balance at end of period	$(179)	$(291)

The following tables summarize the activity for the three months ended March 31, 2015 and for the three months ended March 31, 2014, in the accounts affected by the estimated provisions described below ($ in thousands):

	Three months ended March 31, 2015
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(96,492)	$(205,642)	$—	(1)	$208,603	$(93,531)
Rebates and incentive programs	(138,989)	(143,651)	—		153,096	(129,544)
Returns	(84,330)	(21,949)	—		8,081	(98,198)
Cash discounts and other	(86,797)	(70,389)	3,812	(3)	82,039	(71,335)
Total	$(406,608)	$(441,631)	$3,812		$451,819	$(392,608)

Accrued liabilities (2)	$(42,647)	$(12,527)	$—		$31,232	$(23,942)

	Three months ended March 31, 2014
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(189,919)	$—	(1)	$186,461	$(58,110)
Rebates and incentive programs	(75,321)	(5,489)	(92,684)	—		89,541	(83,953)
Returns	(78,181)	(4,398)	(7,112)	—		5,101	(84,590)
Cash discounts and other	(37,793)	(1,792)	(55,741)	(1,399)	(4)	52,239	(44,486)
Total	$(240,061)	$(17,565)	$(345,456)	$(1,399)		$333,342	$(271,139)

Accrued liabilities (2)	$(35,829)	$(382)	$(16,076)	$1,755	(5)	$20,020	$(30,512)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis. Based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare and the Department of Veterans Affairs.

(3)
The Company received lower than expected claims related to price adjustments accrued during the period September 2014 through December 2014.  As a result, during the first quarter of 2015, the Company recorded a benefit of approximately $3.8 million.

(4)
During the three months ended March 31, 2014, the Company recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(5)
During three months ended March 31, 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our Medicaid accruals by approximately $2.4 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.7 million related to disputed TriCare claims for the period from January 2009 through December 2013.

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

The Company accepts returns of product according to the following criteria: (i) the product returns must be approved by authorized personnel with the lot number and expiration date accompanying any request and (ii) we generally will accept returns of products from any customer and will provide the customer with a credit memo for such returns if such products are returned between six months prior to and 12 months following, such products’ expiration date. The Company records a provision for product returns based on historical experience, including actual rate of expired and damaged in-transit returns, average remaining shelf-lives of products sold, which generally range from 12 to 48 months, and estimated return dates. Additionally, we consider other factors when estimating the current period return provision, including levels of inventory in the distribution channel, significant market changes that may impact future expected returns, and actual product returns, and may record additional provisions for specific returns that we believe are not covered by the historical rates. The Company generally will accept returns of injectable products from any customer and provide the customer with a credit memo for returns if such products are returned between six months prior to and six months following, such products’ expiration date.  The Company’s returns policy also states that refrigerated and temperature controlled injectable products are non-returnable.

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

Note 9 – Inventories:
($ in thousands)

	March 31,	December 31,
	2015	2014
Raw materials and supplies	$66,642	$60,020
Work-in-process	24,948	26,343
Finished goods	75,171	68,324
	$166,761	$154,687

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Inventory write-offs	$3,718	$2,235
Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once Par (or its third party development partners) has filed an abbreviated new drug application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of March 31, 2015, Par had approximately $5.4 million in inventories related to generic products that were not yet available to be sold.
Par Specialty also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Par Specialty’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Par Specialty could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of March 31, 2015, Par Specialty had approximately $0.1 million in inventories related to products that were not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ in thousands)

	March 31,	December 31,
	2015	2014
Raw materials and supplies	$4,209	$4,515
Work-in-process	479	386
Finished goods	792	134
	$5,480	$5,035

Write-offs of pre-launch inventories
($ in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Pre-launch inventory write-offs, net of partner allocation	$493	$493

Note 10 – Property, Plant and Equipment, net:

($ in thousands)

	March 31,	December 31,
	2015	2014
Land	$11,063	$11,063
Buildings	63,822	63,589
Machinery and equipment	107,034	97,129
Office equipment, furniture and fixtures	17,976	12,849
Computer software and hardware	28,075	26,369
Leasehold improvements	26,942	26,774
Construction in progress	35,470	37,981
	290,382	275,754
Accumulated depreciation and amortization	(66,634)	(58,440)
	$223,748	$217,314

Depreciation and amortization expense related to property, plant and equipment
($ in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Depreciation and amortization expense	$8,274	$6,543

Note 11 – Intangible Assets, net:

($ in thousands)

	March 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products (1)	$965,166	$(417,933)	$547,233	$957,166	$(373,602)	$583,564
Other product related royalty streams	115,600	(41,254)	74,346	115,600	(37,334)	78,266
IPR&D (2)	351,614	—	351,614	351,614	—	351,614
Trade names (3)	27,100	(153)	26,947	27,100	(118)	26,982
Other (4)	6,952	(915)	6,037	1,153	(826)	327
	$1,466,432	$(460,255)	$1,006,177	$1,452,633	$(411,880)	$1,040,753

(1)
Developed products include intangible assets related to commercial products as part of the Merger, subsequently developed IPR&D, products acquired from the Watson/Actavis Merger (as defined below), intangible assets related to commercial products as part of the Par Sterile Acquisition, and other intangible assets related to commercial products. These products are amortized based on their remaining useful lives.

(2)	IPR&D indefinite-lived assets include IPR&D as part of the Merger, IPR&D acquired from the Watson/Actavis Merger, and IPR&D acquired as part of the Par Sterile Acquisition.
(3) Trade names include Par and Par Sterile trade names. Par Sterile trade name is amortized over its useful life, while the Par trade name is treated as an indefinite-lived asset and is not amortized.
(4) Included in other are certain product rights associated with our 2015 acquisition of Innoteq.
We recorded amortization expense related to intangible assets of $48.4 million for the three months ended March 31, 2015 and $44.1 million for the three months ended March 31, 2014. Amortization expense was included in cost of goods sold.
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

Intangible Assets acquired with the Divested Products from the Watson/Actavis Merger
On November 6, 2012, in connection with the Watson/Actavis Merger, we acquired the U.S. marketing rights to five generic products that were currently marketed by Watson or Actavis, eight ANDAs that were awaiting regulatory approval and a generic product in late-stage development, in connection with the merger of Watson Pharmaceuticals, Inc. and Actavis Group on November 6, 2012 (the "Watson/Actavis Merger").
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
Intangible Assets acquired with the Par Sterile Acquisition
On February 20, 2014, we acquired intangible assets as part of the Par Sterile Acquisition. Refer to Note 3 - "Par Sterile Acquisition," for further details. The intangible assets related to commercial products (developed technology), IPR&D, and the JHP trade name.
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
IPR&D is related to research and development projects that were incomplete at the time of the Par Sterile Acquisition. We grouped and valued IPR&D based on the projected year of launch for each group, with the exception of one project that was expected to produce large cash flows in the future and we valued this project by itself. IPR&D is considered separable from the business as it could be sold to a third party. The value of IPR&D was accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until the completion or abandonment of each group. Upon the successful completion and launch of a product in a group, we will make a separate determination of useful life of the IPR&D intangible asset and commence amortization. This methodology resulted in six groups of IPR&D (2014 through 2018 plus a group with a single IPR&D project). When the first product of each IPR&D group launches, it is our policy to commence amortization of the entire group utilizing the related cash flows expected to be generated for the group. Due to the nature of our generic injectable product portfolio pipeline, individual products in the IPR&D groups are expected to launch within an annual time period or reasonably close thereto.
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

During the three months ended March 31, 2015, we acquired a NDA from AstraZeneca for Zafirlukast for $8.0 million along with a short term supply agreement. We recorded an intangible asset in the same amount which will be amortized over the expected life of the product of three years.

Intangible Asset Impairments
During the three months ended March 31, 2014, we recorded intangible asset impairments totaling $41.8 million for two products not expected to achieve their originally forecasted operating results.

Estimated Amortization Expense for Existing Intangible Assets at March 31, 2015
The following table assumes the intangible asset related to the Par trade name as an indefinite-lived asset will not be amortized in the future.

($ in thousands)

Estimated
Amortization
Expense
Remainder of 2015	$107,854
2016	154,664
2017	173,434
2018	135,456
2019	114,679
2020 and thereafter	293,690
$979,777

Note 12 – Goodwill:

($ in thousands)

	March 31,	December 31,
	2015	2014
Balance at beginning of period	$1,012,108	$855,726
Additions:
Par Sterile Acquisition (1)	—	156,382
Par Biosciences Acquisition (2)	6,942	—
Innoteq Acquisition (3)	17,908	—
Balance at end of period	$1,036,958	$1,012,108

(1) As noted in Note 3 - “Par Sterile Acquisition,” we acquired Par Sterile as of February 20, 2014. Based upon our purchase price allocation, we recorded $156.4 million of goodwill. This goodwill was allocated to Par.

(2) As noted in Note 4 - “Par Biosciences Acquisition,” we acquired Par Biosciences as of January 14, 2015. Based upon our preliminary purchase price allocation, we recorded $6.9 million of goodwill. This goodwill was allocated to Par.

(3) As noted in Note 5 - “Innoteq Acquisition,” we acquired Innoteq as of January 9, 2015. Based upon our preliminary purchase price allocation, we recorded $17.9 million of goodwill. This goodwill was allocated to Par.

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. We will perform a qualitative assessment ("Step Zero analysis") to determine whether it is necessary to perform the two-step goodwill impairment test. The Step Zero analysis entails an assessment of the totality of events and circumstances that could affect the comparison of a reporting unit's fair value with its carrying amount. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2014, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill have been recognized through March 31, 2015.

Note 13 – Income Taxes:
($ in thousands)

	Three months ended
	March 31, 2015	March 31, 2014
Provision (benefit) for income taxes	$11,720	$(24,232)
Effective tax rate	37%	38%

The effective tax rate for the three months ended March 31, 2015 and 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies, offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
Current deferred income tax assets at March 31, 2015 consist of temporary differences primarily related to accounts receivable reserves and inventory reserves. Non-current deferred income tax liabilities at March 31, 2015 consist of timing differences primarily related to intangible assets, debt, depreciation and stock compensation.
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
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities.  As of March 31, 2015, we had $18.6 million included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions. During the three months ended March 31, 2015, we recorded an increase in unrecognized tax benefits of $1.8 million as a result of tax positions taken during the period. We expect that a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 14 - Debt:
($ in thousands)

	March 31,	December 31,
	2015	2014
Senior credit facilities:
Senior secured term loan	$1,856,148	$1,435,837
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	2,346,148	1,925,837
Less unamortized debt discount to senior secured term loan	(8,885)	(7,265)
Less current portion	(18,753)	(14,503)
Long-term debt	$2,318,510	$1,904,069

Senior Credit Facilities
In connection with the Merger, on September 28, 2012, we entered into a credit agreement (the "Credit Agreement") with a syndicate of banks, led by Bank of America, N.A., as Administrative Agent, Bank of America, N.A., Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, Citigroup Global Markets, Inc., RBC Capital Markets LLC and BMO Capital Markets as Joint Lead Arrangers and Joint Lead Bookrunners, Deutsche Bank Securities, Inc. and Goldman Sachs Bank USA as Co-Syndication Agents, and Citigroup Global Markets Inc. and RBC Capital Markets LLC as Co-Documentation Agents, to provide senior credit facilities comprised of a seven-year senior secured term loan in an initial aggregate principal amount of $1,055.0 million (the “Term Loan Facility”) and a five-year senior secured revolving credit facility in an initial amount of $150.0 million (the “Revolving Facility” and together with the Term Loan Facility, the “Senior Credit Facilities"). The proceeds of the Revolving Facility are available for general corporate purposes.
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi)

make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness, (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of March 31, 2015.
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
We are obligated to make mandatory principal prepayments for any fiscal year if the ratio of total amount of outstanding senior secured debt less cash and cash equivalents divided by our consolidated EBITDA is greater than 2.50 to 1.00 as of December 31 of any fiscal year. When the ratio is greater than 2.50 to 1.00 but less than or equal to 3.00 to 1.00, we are required to pay 25% of excess cash flows, as defined in the Credit Agreement. When the ratio is greater than 3.00 to 1.00, we are required to pay 50% of excess cash flows in the form of principal prepayments. For the year ended December 31, 2014 we were not obligated to make any mandatory principal prepayments during the first quarter of 2015.
Amendments and Additional Borrowing - 2015
On February 20, 2015, we entered into an amendment to our Senior Credit Facility which was effective as of February 25, 2015. The amendment increased the first lien net leverage levels included in the financial maintenance covenant, which only applies to the extent there are revolving loans, swingline loans or letters of credit (excluding undrawn letters of credit to the extent cash collateralized) outstanding.
    On February 25, 2015, we entered into another amendment to our Senior Credit Facility which authorized the funding of a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $425.0 million. The terms of the Term B-3 Loans are substantially the same as the terms of the existing Term B-2 Loans, except that (1) the interest rate margins applicable to Term B-3 Loans are 3.25% for LIBOR and 2.25% for base rate, a 25 basis point increase compared to the Term B-2 Loans, and (2) the Term B-3 Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 25, 2015, the Company enters into certain repricing transactions. Additionally, all voluntary and mandatory prepayments of outstanding term loans must be made pro rata among the Term B-3 Loans and the Term B-2 Loans. Borrowings under the Term B-3 Loans, along with cash on hand, were used to fund the Dividend Recapitalization, as explained in Note 17 - "Share-Based Compensation".
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2015 that totaled $8.2 million which were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet.

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
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2014 that totaled $12.4 million of which $8.2 million were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations and $4.1 million were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $4.0 million of the existing unamortized deferred financing costs were written off in connection with this repricing and included in the condensed consolidated statements of operations as a loss on debt extinguishment.

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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of March 31, 2015.
Borrowings under both the non-extended portion of the Revolving Facility and the Extended Revolving Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR or the base rate. The initial applicable margin for borrowings under the Extended Revolving Facility is 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The initial applicable margin for LIBOR and base rate borrowings under the non-extended portion of the Revolving Facility remain at 3.75% and 2.75%, respectively. Borrowings and repayments of loans under the Extended Revolving Facility and the non-extended portion of the Revolving Facility may be made on a non-pro rata basis with one another, and the commitments under the non-extended portion of the Revolving Facility may be terminated prior to the commitments under the Extended Revolving Credit Facility. The Extended Revolving Facility will mature on December 28, 2017. The other terms applicable to the Extended Revolving Credit Facility are substantially identical to those of the Revolving Credit Facility.

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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40.0 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40.0 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness; (viii) engage in mergers or consolidations with or into other companies; and, (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of March 31, 2015.
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
Debt Maturities as of March 31, 2015

Debt Maturities as of March 31, 2015	($ in thousands)
Remainder of 2015	14,065
2016	18,753
2017	18,753
2018	18,753
2019	1,785,824
2020	490,000
Total debt at March 31, 2015	$2,346,148

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

Interest Rate Caps
As of March 31, 2015, we had eight outstanding interest rate caps with two counterparties with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. These derivatives had a combined notional value of $750.0 million, with effective dates as of either September 30, 2013 or 2014, and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps have a strike of 1% which matches the LIBOR floor of 1.0% on the debt. The premium is deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.8% at March 31, 2015. These instruments are designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Future payments under these interest rate caps will be reflected as interest expense on our condensed consolidated statements of operations. In addition, amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement. Approximately 47% of our total outstanding debt at March 31, 2015 remains subject to variability in cash flows attributable to changes in LIBOR interest rates.
During the next twelve months, we estimate that $5.6 million will be reclassified from “Accumulated other comprehensive loss” on our condensed consolidated balance sheet at March 31, 2015 to interest expense.

Fair Value
As of the effective date, we designated the interest rate swap agreements as cash flow hedges. As cash flow hedges, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The interest rate swap agreements are highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses will be recorded as a component of interest expense. As of March 31, 2015, we recorded $8.4 million (or $5.4 million, net of tax) as part of “Accumulated other comprehensive loss” on our condensed consolidated balance sheet. Future realized gains and losses in connection with each required interest payment will be reclassified from Accumulated other comprehensive loss to interest expense.
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
The fair value of our derivative instruments measured as outlined above as of March 31, 2015 was as follows:

($ in thousands)	March 31,	Quoted Prices	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2015	Level 1	Level 2	Level 3

ASSETS

Current Assets
Derivatives	$—	$—	$—	$—
	$—	$—	$—	$—

LIABILITIES

Current and Non-Current Liabilities
Derivatives	$(8,407)	$—	$(8,407)	$—
	$(8,407)	$—	$(8,407)	$—

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of March 31, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
($ in thousands)		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		$—	$—	Other Current Liabilities	$(5,568)	(5,763)
Interest rate cap contracts		—	—	Other Non-Current (Liabilities)	(2,839)	(138)
Interest rate cap contracts				Other Assets	—	201

Total derivatives designated as hedging instruments under ASC 815		$—	$—		$(8,407)	$(5,700)
Total derivatives		$—	$—		$(8,407)	$(5,700)

The following table summarizes our eight interest cap agreements with two counterparties. We separately record the short-term and long-term portion of our derivatives. As of March 31, 2015, each agreement represented a net liability and none of our interest cap agreements represented a net asset:
($ in thousands)

Offsetting of Derivative Liabilities
As of March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives by counterparty
Counterparty 1	$(5,635)	$—	$(5,635)	$—	$—	$(5,635)
Counterparty 2	(2,772)	—	(2,772)	—	—	(2,772)
Total	$(8,407)	$—	$(8,407)	$—	$—	$(8,407)

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive loss for the three months ended March 31, 2015 and March 31, 2014 (Pre-tax):

($ in thousands)	Three months ended
Other Comprehensive Loss Rollforward:	March 31, 2015	March 31, 2014
Beginning Balance Gain/(Loss) (Pre-tax)	$(5,700)	$(1,189)
Amount Recognized in Other Comprehensive Loss on Derivative (Pre-tax)	(4,165)	(1,893)
Amount Reclassified from Other Comprehensive Loss into Interest Expense (Pre-tax)	1,458	992
Ending Balance Gain/(Loss) (Pre-tax)	$(8,407)	$(2,090)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending March 31, 2015 and 2014:
($ in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Three Months Ended March 31, 2015 and March 31, 2014

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2015	2014		2015	2014		2015	2014
Interest rate cap contracts	$(4,165)	$(1,893)	Interest Expense	$(1,458)	$(992)	Interest Expense	$—	$—

Total	$(4,165)	$(1,893)		$(1,458)	$(992)		$—	$—

Note 16 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Loss accounts during the three-month period ended March 31, 2015 were as follows:

(share amounts and $ in thousands)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss
	Shares	Amount
Balance, December 31, 2014	—	$—	$808,647	$(3,648)
Unrealized loss on cash flow hedges, net of tax of $1,499	—	—	—	(2,666)
Less: reclassification adjustment for net losses included in net income, net of tax of $525	—	—	—	934
Compensatory arrangements	—	—	5,213	—
Capital contribution from Holdings	—	—	415	—
Cash settlement of Holdings stock option exercises, net	—	—	(1,132)	—
Dividends paid and dividend-equivalent payments, net of tax	—	—	(517,667)	—
Balance, March 31, 2015	—	$—	$295,476	$(5,380)

Note 17 – Share-Based Compensation:
We account for share-based compensation as required by ASC 718-10, Compensation – Stock Compensation, ("ASC 718-10") which requires companies to recognize compensation expense in the amount equal to the fair value of all share-based payments granted to employees. Under ASC 718-10, we recognize share-based compensation ratably over the service period applicable to the award. ASC 718-10 also requires that excess tax benefits be reflected as financing cash flows. The share-based compensation expense relating to all awards noted below has been pushed down from Holdings to the Company.
Accounting for Option Modifications, Dividend-Equivalent Payments and Other Discretionary Bonuses
In February 2015, we amended our Credit Agreement, which included borrowings in an aggregate principal amount of $425 million that along with cash on hand, were used to fund a special nonrecurring cash dividend of approximately $494.3 million to the stockholders of Holdings, non-forfeitable dividend-equivalent payments to stock option holders totaling approximately $36.5 million, and special discretionary dividend-equivalent bonuses totaling approximately $4.2 million to employees granted awards under Long-term Cash Incentive Award Agreements, and related financing fees and expenses of approximately $7.7 million (these actions are defined as the “Dividend Recapitalization”).
Pursuant to the terms of the Sky Growth Holdings Corporation 2012 Equity Incentive Plan (the "Plan"), stock option holders are entitled to antidilution protection upon equity restructurings as defined ASC 718, including a recapitalization through a large nonrecurring dividend as noted above. The form of such antidilution protection is at the discretion of the Holdings Board of Directors acting as the Plan Administrator. Accordingly, the Plan Administrator provided each stock option holder the required antidilution protection either through a dividend-equivalent payment, a reduction of the exercise price of the applicable stock option awards or a combination thereof. We did not record a charge for the modification of the exercise price for unvested awards and/or the dividend-equivalent payments as these modifications were provided for by the terms of the Plan.
In connection with dividend-equivalent payments related to unvested stock option awards, we recorded a charge to accelerate a portion of unrecognized compensation expense in the first quarter of 2015 totaling approximately $2.7 million.
The special discretionary dividend-equivalent bonuses totaling approximately $4.2 million paid to certain employees granted awards under Long-term Cash Incentive Award Agreements were recorded as compensation expense in the first quarter of 2015 as these payments were not required under any related plan or agreement.
Common stock valuation - February 3, 2015 - $3.40
In the absence of a public market for Holdings common shares, the board of directors took reasonable actions to make estimates of the fair value of a share of Holdings common stock at February 3, 2015. The board of directors determined the fair value of Holdings common stock using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants (the “AICPA”), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the AICPA Practice Guide. The board of directors, with the assistance of an independent third party valuation specialist firm, determined and approved a fair value for each share of Holdings common stock of $3.40.
Factors considered by the board of directors in establishing the fair value of our Holdings common stock as of February 3, 2015 included the following: (i) the Form S-1 filing, which was filed in March 2015 and the related planned Initial Public Offering for Holdings; (ii) available cash, financial condition and results of operations since December 23, 2014, including the continuing success of a number of products that launched in 2014; (iii) the continued success of integrating the Par Sterile acquisition into our operations; (iv) the estimated valuation range of $3.13 to $3.68 per Holdings common share as derived from a report by the independent third party valuation specialist firm; (v) our expected operating performance; and (vi) market conditions for pharmaceutical company stocks in general.
Stock Options
In January 2015, the Holdings Board of Directors authorized the grants of approximately 2.8 million stock options to purchase shares of Holdings’ Stock pursuant to the Plan at an exercise price of $2.56 to certain employees. The estimated fair market value of Holdings’ Stock used in the valuation of these stock option grants was $3.40. The stock option grants were divided into two tranches of stock options. Tranche 1 of the options will vest in increments of 33.33% on each of the first, second, and third anniversaries of the “Vesting Commencement Date” as defined in each stock option agreement, provided that each employee remains in continuous employment with the Company through such dates. Tranche 2 of the options (the “Performance Options”) will vest in increments of 33.33%, subject to the employee remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual EBITDA targets for 2015 through 2017. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative EBITDA target). In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.
In 2014, in view of the limited number of shares remaining in the Plan and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings Common Stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including stock options (the “Pool”), by 8,750,000 shares of Stock. At March 31, 2015, approximately 0.2 million total shares of Stock were available for future issuances from the Pool.
In addition, during 2014, the Holdings Board of Directors authorized the additional grants of options to purchase shares of Holdings’ Stock pursuant to the Plan at an exercise price of $1.40 (equal to the estimated fair market value of Holdings’ Stock) to certain employees and a member of Holdings Board. The stock option grants are roughly divided into two tranches of stock options. Tranche 1 of the options will vest in equal increments of 25% on each of the first, second, third, and fourth anniversaries of the “Vesting Commencement Date” as defined in each stock option agreement, provided that each employee remains in continuous employment with the Company through such dates. Tranche 2 of the options (the “Performance Options”) will vest in equal increments of 25%, subject to the employee remaining in continuous employment with the Company through the applicable anniversary of the Vesting Commencement Date and to the Company’s achievement of specified annual EBITDA targets for 2014 through 2017. If an applicable portion of the Performance Options do not vest based on the achievement of the specified annual EBITDA target for a particular year, such portion will be eligible to vest in the next succeeding fiscal year if a two-year cumulative EBITDA target is met (other than with respect to 2017, for which there is no two-year cumulative EBITDA target). In circumstances where the specified annual or bi-annual EBITDA targets are not met, Tranche 2 options may also vest in amounts of either 50% or 100% of the original award in the event of an initial public offering or other sale of Holdings to a third party buyer (a market condition) that returns a specified level of proceeds calculated as a multiple of its investment in Holdings by the Sponsor.

In conjunction with the Merger, certain senior level employees of the Company were granted stock options in Holdings, effectively granted as of September 28, 2012, under the terms of the Plan.
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
We used the Black-Scholes stock option pricing model to estimate the fair value of all Tranche 1 options and Tranche 2 options without a market condition (i.e., Tranche 2 options with service and performance conditions only) on each grant date.
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
We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards issued during the three-month period ended March 31, 2015 with the following weighted average assumptions:

Three months ended
March 31, 2015
TRANCHE 1
Risk-free interest rate	1.5%
Expected life (in years)	6.0
Expected volatility	46.0%
Dividend per share, as applicable	$0.63
Adjusted exercise price, as applicable	$1.93
Adjusted estimate of price per Holdings common share	$2.77

Three months ended
March 31, 2015
TRANCHE 2
Risk-free interest rate	1.5%
Expected life (in years)	6.2
Expected volatility	46.0%
Dividend per share, as applicable	$0.63
Adjusted exercise price, as applicable	$1.93
Adjusted estimate of price per Holdings common share	$2.77
A summary of the calculated estimated grant date fair value per option is as follows:

	Three months ended
	March 31,	March 31,
Fair value of stock options	2015	2014
TRANCHE 1	$1.66	$0.67
TRANCHE 2 without market condition	$1.68	$0.68
TRANCHE 2 with market condition	$1.39	$0.76

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
We granted a member of the Board of Directors of Holdings stock options in Holdings during 2013 under similar terms as the Tranche 1 options granted as of September 28, 2012 under the Plan. These stock options vest based upon continued service over an approximate five year period, ratably 20% each period ending September 28th. We will recognize expense on a straight-line basis over the requisite service period for the entire award. The share-based compensation expense relating to the award has been pushed down from Holdings to the Company.  We used the Black-Scholes stock option pricing model to estimate the fair value of the stock option awards.
Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended
	March 31,	March 31,
	2015	2014
Cost of goods sold	$253	$89
Selling, general and administrative	4,928	830
Total, pre-tax	$5,181	$919
Tax effect of share-based compensation	(1,865)	(340)
Total, net of tax	$3,316	$579

The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2014	27,864	$1.09
Granted	1,399	2.14	(1)
Exercised	—	—
Forfeited	—	—
Balance at March 31, 2015	29,263	$0.99	(1)	8.0	$52,088
Exercisable at March 31, 2015	9,843	$1.05		7.8	$16,889
Vested and expected to vest at March 31, 2015	28,940	$1.01	(1)	8.1	$50,934

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2014	26,924	$1.09
Granted	1,399	2.14	(1)
Exercised	(60)	1.00
Forfeited	—	—
Balance at March 31, 2015	28,263	$0.99	(1)	8.0	$50,308
Exercisable at March 31, 2015	9,393	$1.05		7.8	$16,193
Vested and expected to vest at March 31, 2015	27,755	$1.01	(1)	8.0	$48,849
(1) The Weighted Average Exercise Price associated with Granted, Balance at March 31, 2015 and Vested and expected to vest at March 31, 2015 reflect the reduction of the exercise price of the applicable stock option awards as a form of antidilution protection required as part of the Dividend Recapitalization.
Rollover Options
As part of the Merger, certain employees of the Company were given the opportunity to exchange their stock options in Predecessor for stock options in Holdings (“Rollover Stock Options”). TPG was not legally or contractually required to replace Predecessor stock options with Holdings stock options, therefore the Rollover Stock Options were not part of the purchase price. The ratio of exchange was based on the intrinsic value of the Predecessor stock options at September 28, 2012.

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
The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2014	17,083	$0.25
Granted	—	—
Exercised	(205)	0.25
Forfeited	(34)	0.25
Balance at March 31, 2015	16,844	$0.25	5.2	$42,447
Exercisable at March 31, 2015	16,844	$0.25	5.2	$42,447

Restricted Stock
In January 2015, we granted a member of the Board of Directors of Holdings approximately 20 thousand restricted stock units ("RSUs") with a time-based service condition.
In conjunction with the Merger, certain senior level employees were granted RSUs in Holdings.
Each RSU has only a time-based service condition and will vest no later than the fifth anniversary of the grant date (September 28, 2017) upon fulfillment of the service condition. The fair value of each RSU is based on fair value of each share of Holdings common stock on the grant date. The RSUs are classified as equity awards. The total calculated value, net of estimated forfeitures, will be recognized ratably over each vesting period.
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the three-month periods ended March 31, 2015 and 2014 ($ in thousands):

	Three months ended
	March 31,	March 31,
	2015	2014
Cost of goods sold	$—	$—
Selling, general and administrative	32	23
Total, pre-tax	$32	$23
Tax effect of stock-based compensation	(12)	(9)
Total, net of tax	$20	$14
The following is a summary of our RSU activity for the three-month period ended March 31, 2015 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2014	325	$1.00
Granted	20	2.56
Vested	—	—
Forfeited	—	—
Non-vested restricted stock unit balance at March 31, 2015	345	$1.09	$956
Long-term Cash Incentive Awards
In conjunction with the Merger, certain employees were granted awards under Long-term Cash Incentive Award Agreements from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the equity invested in the Company by the Sponsor. There is no vesting period under the related Long-term Cash Incentive Award Agreements. The grantees must be employed by Holdings and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment.
These awards are accounted for in accordance with ASC 450 and will be evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual shall be made for the estimated cash payout. No amount was accrued for the Long-term Cash Incentive Award Agreements at March 31, 2015. As noted above, in February 2015, special discretionary dividend-equivalent bonuses totaling approximately $4.2 million were paid to employees granted awards under the related Long-term Cash Incentive Award Agreements and such amount was recorded as compensation expense in the first quarter of 2015.

Note 18 – Commitments, Contingencies and Other Matters:
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

Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. The complaints generally seek (i) a finding of infringement, validity and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) unspecified damages. On July 10, 2008, the U.S. Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents. On September 28, 2009, the USPTO’s Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the ‘981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the ’392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We intend to vigorously defend this lawsuit and pursue our counterclaims.
Unimed and Laboratories Besins Iscovesco filed a lawsuit on August 22, 2003 against Paddock Laboratories, Inc. in the U.S. District Court for the Northern District of Georgia alleging patent infringement as a result of Paddock’s submitting an ANDA with a Paragraph IV certification seeking FDA approval of testosterone 1% gel, a generic version of Unimed Pharmaceuticals, Inc.’s Androgel®. On September 13, 2006, we acquired from Paddock all rights to the ANDA, and the litigation was resolved by a settlement and license agreement that permits us to launch the generic version of the product no earlier than August 31, 2015, and no later than February 28, 2016, assuring our ability to market a generic version of Androgel® well before the expiration of the patents at issue. On January 30, 2009, the Bureau of Competition for the FTC filed a lawsuit against us in the U.S. District Court for the Central District of California, subsequently transferred to the Northern District of Georgia, alleging violations of antitrust laws stemming from our court-approved settlement, and several distributors and retailers followed suit with a number of private plaintiffs’ complaints beginning in February 2009. The FTC complaint generally seeks (i) a finding that our agreements with co-defendants violate Section 5(a) of the Federal Trade Commission Act; and (ii) a permanent injunction against our ability to engage in such conduct in the future. The private plaintiffs’ complaints generally seek (i) equitable relief; and (ii) single, treble, and/or multiple unspecified damages and costs. On February 23, 2010, the District Court granted our motion to dismiss the FTC’s claims and granted in part and denied in part our motion to dismiss the claims of the private plaintiffs. On September 28, 2012, the District Court granted our motion for summary judgment against certain of the private plaintiffs’ claims. On June 10, 2010, the FTC appealed the District Court’s dismissal of the FTC’s claims to the U.S. Court of Appeals for the 11th Circuit. On April 25, 2012, the Court of Appeals affirmed the District Court’s decision. On June 17, 2013, the Supreme Court of the United States reversed the Court of Appeals’ decision and remanded the case to the U.S. District Court for the Northern District of Georgia for further proceedings. On October 23, 2013, the District Court issued an order on indicative ruling on a request for relief from judgment, effectively remanding to the District Court the appeal of the grant of our motion for summary judgment against certain of the private plaintiffs’ claims and holding those claims in abeyance while the remaining issues pending before the Court are resolved. We believe we have complied with all applicable laws in connection with the court-approved settlement and intend to continue to vigorously defend these actions.
On September 13, 2007, Santarus, Inc. and The Curators of the University of Missouri (“Missouri”) filed a lawsuit against us in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,699,885; 6,489,346; and 6,645,988 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate capsules. On December 20, 2007, Santarus and Missouri filed a second lawsuit alleging infringement of the patents because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of 20 mg and 40 mg omeprazole/sodium bicarbonate powders for oral suspension. The complaints generally sought (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in- suit. On October 20, 2008, plaintiffs amended their complaint to add U.S. Patent Nos. 6,780,882 and 7,399,722. On April 14, 2010, the District Court ruled in our favor, finding that the plaintiffs’ patents were invalid as being obvious and without adequate written description. On July 1, 2010, we launched our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus and Missouri appealed the District Court’s decision to the U.S. Court of Appeals for the Federal Circuit, and we cross-appealed the District Court’s decision of enforceability of plaintiffs’ patents. On September 4, 2012, the Court of Appeals reversed the District Court’s finding of invalidity and remanded to the District Court for further proceedings, and we ceased further distribution of our 20 mg and 40 mg generic omeprazole/sodium bicarbonate capsules product. Santarus was acquired by Salix Pharmaceuticals, Inc. on January 2, 2014. On September 22, 2014, we entered into a settlement agreement with Salix, Santarus and Missouri to resolve all claims relating to this matter, and the dismissal stipulation was entered on September 26, 2014. As part of the settlement, Salix, Santarus and Missouri released all claims against us in exchange for a payment of $100.0 million.  We recorded a charge of $91.0 million in the third quarter of 2014 in addition to the $9.0 million previously accrued.
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
On August 10, 2011, Avanir Pharmaceuticals, Inc. et al. (“Avanir”) filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,659,282 and RE38,115 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of oral capsules of 20 mg dextromethorphan hydrobromide and 10 mg quinidine sulfate. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. Our case was consolidated with those of other defendants, Actavis, Impax, and Wockhardt. On September 12, 2012, Avanir filed an additional complaint against us, adding U.S. Patent No. 8,227,484 to the case and seeking the same relief as the first complaint. A bench trial was held from September 9-13 and October 15, 2013. On April 30, 2014, a decision was entered in favor of Avanir. On August 20, 2014, the Court issued an order requiring that Avanir delist the ‘115 patent, leaving only the ‘484 and ‘282 to be addressed on appeal. We filed our notice of appeal following resolution of the delisting claim on September 12, 2014. We intend to prosecute our appeal of this decision vigorously.
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

On October 25, 2012, Purdue Pharma L.P. (“Purdue”) and Transcept Pharmaceuticals (“Transcept”) filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 24, 2014, we reached an agreement with Purdue and Transcept to stay our case contingent upon our agreement to be bound by the District Court’s decision in Transcept’s trial against Actavis and Novel Laboratories, which commenced December 1, 2014. On March 27, 2015, the District Court issued an opinion in favor of Actavis and Novel Laboratories, and on April 9, 2015, the District Court accordingly entered judgment in favor of Par, finding the patents-in-suit invalid. We will continue to monitor the progress of any appeal of the District Court’s decision, to which judgment we would be subject.
On December 19, 2012, Endo Pharmaceuticals and Grünenthal GmbH filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,114,383; 8,192,722; 8,309, 060; 8,309,122; and 8,329,216 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of oxymorphone hydrochloride extended release tablets 40 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 7, 2014, Endo and Mallinckrodt sued us on the same filing in the U.S. District Court for the District of Delaware, adding U.S. Patent Nos. 8,808,737 and 8,871,779 to the case. On January 15, 2015, the case in the Southern District of New York was dismissed by stipulation. On March 31, 2015, the case in the District of Delaware was dismissed by stipulation.
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
On February 7, 2013, Sucampo Pharmaceuticals, Takeda Pharmaceuticals, and R-Tech Ueno filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,414,016; 7,795,312; 8,026,393; 8,071,613; 8,097,653; and 8,338,639 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of lubiprostone oral capsules 8 mcg and 24 mcg. The complaint generally seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On July 3, 2013, an amended complaint was filed, adding U.S. Patent No. 8,389,542 to the case. On October 9, 2014, the parties entered into a settlement agreement resolving the dispute and allowing us to launch our generic lubiprostone product on January 1, 2021, or earlier in certain circumstances. The consent judgment terminating the case was entered December 2, 2014.
On May 15, 2013, Endo Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges infringement of U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216 as a result of our November 2012 acquisition from Watson of an ANDA with a Paragraph IV certification seeking FDA approval of non-tamper resistant oxymorphone hydrochloride extended release tablets. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On March 20, 2015, the lawsuit was dismissed by stipulation.
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
On September 23, 2013, Forest Labs and Royalty Pharma filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos., 6,602,911; 7,888,342; and 7,994,220 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 12.5, 25, 50, and 100 mg milnacipran HCl oral tablets. The complaint generally seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On May 4, 2015, the case was dismissed by stipulation pursuant to a confidential settlement agreement.
On August 20, 2013 and April 4, 2014, MonoSol RX and Reckitt Benckiser filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,017,150, 8,475,832 and 8,603,514, because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaints generally seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 31, 2014, the plaintiffs filed a complaint on the same ANDA filing, adding U.S. Patent Nos. 8,900,497 and 8,906,277. We intend to defend these actions vigorously.
On December 27, 2013, Jazz Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 6,472,431; 6,780,889; 7,262,219; 7,851,506; 8,263,650; 8,324,275; 8,461,203; 7,668,730; 7,765,106; 7,765,107; 7,895,059; 8,457,988; and 8,589,182 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 500mg/ml sodium oxybate oral solution. On August 15, 2014, October 10, 2014, and January 8, 2015, Jazz filed additional complaints against us in view of the same ANDA filing, adding U.S. Patent Nos. 8,731,963; 8,772,306; and 8,859,619, respectively, to the case. The complaints generally seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On January 21, 2014, Lyne Laboratories, Fresenius USA Manufacturing and Fresenius Medical Care Holdings filed a lawsuit against us in the U.S. District Court for the District of Massachusetts. The complaint alleges infringement of U.S. Patent Nos. 8,591,938 and 8,592,480 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 169mg/5ml calcium acetate oral solution. The complaint generally seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case has been settled on confidential terms with a stipulation of dismissal, which was entered by the Court on April 29, 2015.
On February 14, 2014 and August 15, 2014, Forest Laboratories, Inc., Forest Laboratories Holdings, Ltd., and Adamas Pharmaceuticals, Inc., filed lawsuits against us and our Anchen subsidiary in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,039,009; 8,168,209; 8,173,708; 8,283,379; 8,329,752; 8,362,085; and 8,598,233 because we submitted ANDAs with Paragraph IV certifications to the FDA for approval of 7, 14, 21, and 28 mg memantine hydrochloride extended release capsules. The complaints generally seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On January 14, 2015, a joint stipulation of dismissal was entered in the case pursuant to a confidential settlement agreement between the parties.
On April 23, 2014, Hyperion Therapeutics filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas. The complaint alleges infringement of U.S. Patent Nos. 8,404,215 and 8,642,012 because we submitted an ANDA with Paragraph IV certifications to the FDA for approval of 1.1 g/ml glyceryl phenylbutyrate oral liquid. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously. On April 29, 2015, we filed Inter Partes Review petitions seeking institution of a trial on invalidity at the U.S. Patent and Trademark Office for both of the patents asserted in the Texas litigation. We intend to defend and prosecute, as applicable, these actions vigorously.
On June 20, 2014, Otsuka Pharmaceutical Co. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,753,677 and 8,501,730 relating to our Paragraph IV certification accompanying our ANDA for approval of 15 and 30 mg tolvaptan oral tablets. The complaint generally seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On June 30, 2014, AstraZeneca filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 7,951,400 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of eq 2.5 mg and eq 5 mg saxagliptin hydrochloride oral tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case has been settled on confidential terms with a stipulation of dismissal, which was entered by the Court on April 14, 2015.
On July 17, 2014, Glycyx Pharmaceuticals and Salix filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 6,197,341 and 8,497,256 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 1.1 g balsalazide disodium oral tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. The case has been settled on confidential terms with a stipulation of dismissal, which was entered by the Court on March 30, 2015.
On August 6, 2014, Prometheus Labs filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent No. 6,284,770 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.5 and 1.0 mg alosetron hydrochloride tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 17, 2014, the court stayed our case pending the outcome of the appeal of the first Paragraph IV filer’s victory in the District Court.
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
On October 10, 2014, Novartis Pharmaceuticals Corporation and Novartis AG filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,665,772; 6,004,973; and 6,455,518 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.25, 0.5, and 0.75 mg everolimus tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
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
On December 18, 2014, and January 23, 2015, Novartis Pharmaceuticals Corporation and Novartis AG filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 5,665,772; 7,297,703; and 7,741,338 518 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 2.5, 5, 7.5, and 10 mg everolimus tablets. The complaints generally seek (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend these actions vigorously.
On January 16, 2015, Supernus Pharmaceuticals filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 8,298,576; 8,298,580; 8,663,683; and 8,877,248 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 25, 50, 100, and 200 mg topiramate extended release capsules. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On January 21, 2015, Tris Pharma, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,062,667; 8,287,903; 8,465,765; 8,563,033; and 8,778,390 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5 mg/ml methylphenidate hydrochloride extended release oral suspension. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 2, 2015, Cosmo Technologies, Ltd and Santarus, Inc. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 7,410,651; 7,431,943; 8,293,273; 8,784,888; 8,895,064; and RE43,799 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 9 mg budesonide tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 20, 2015, Ferring Pharmaceuticals, Inc. and Ferring International Center S.A. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 8,450,338 and 8,481,083 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 10/3.5/12 g sodium picosulfate/magnesium oxide/citric acid packets for oral solution. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On February 26, 2015, Shire, LLC filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. RE41,148 and RE42,096 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 5, 10, 15, 20, and 25 mg mixed amphetamine salts extended release capsules. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

On March 6, 2015, BioMarin Pharmaceutical Inc. and Merck & Cie filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 7,566,462; 7,566,714; 7,612,073; 7,727,987; 8,003,126; 8,067,416; RE43,797; and 8,318,745 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 100 mg sapropterin dihydrochloride oral tablets. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
On March 23, 2015, Helsinn Healthcare, Eisai, and Roche Palo Alto LLC filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent Nos. 7,947,724; 7,947,725; 7,960,424; 8,598,219; and 8,729,094, because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 0.25 mg/5 ml (0.05 mg/ml) palonosetron hydrochloride solution (sterile) for injection. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.

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
On February 17, 2014, the Dane County Circuit Court for the State of Wisconsin dismissed the state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC. On June 12, 2014, the Dane County Circuit Court denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal on the merits, without prejudice. The plaintiffs subsequently appealed the ruling, and on September 22, 2014, the Wisconsin Court of Appeals dismissed the plaintiffs’ appeal. On August 11, 2014, plaintiffs filed a similar AWP qui tam action under seal in the Dane County Circuit Court, and the State of Wisconsin declined to intervene on December 19, 2014. On January 13, 2015, the Dane County Circuit Court unsealed the complaint. The complaint generally seeks (i) a judgment for qui tam plaintiffs; (ii) a declaration that defendants’ actions violated Wis. Stat. § 20.931; (iii) an award of treble damages to the State; (iv) an order that defendants pay civil penalties for statutory violations of not less than $5,000 for each violation; and (v) an award of an appropriate share of the proceeds to qui tam plaintiffs. We intend to vigorously defend this lawsuit.
The Attorneys General of Florida, Indiana and Virginia and the U.S. Office of Personnel Management (the “USOPM”) have issued subpoenas, and the Attorneys General of Michigan, Tennessee, Texas, and Utah have issued civil investigative demands, to us. The demands generally request documents and information pertaining to allegations that certain of our sales and marketing practices caused pharmacies to substitute ranitidine capsules for ranitidine tablets, fluoxetine tablets for fluoxetine capsules, and two 7.5 mg buspirone tablets for one 15 mg buspirone tablet, under circumstances in which some state Medicaid programs at various times reimbursed the new dosage form at a higher rate than the dosage form being substituted. We have provided documents in response to these subpoenas to the respective Attorneys General and the USOPM. The aforementioned subpoenas and civil investigative demands culminated in the federal and state law qui tam action brought on behalf of the United States and several states by Bernard Lisitza. The complaint was unsealed on August 30, 2011. Lisitza’s corrected second amended complaint generally seeks (i) a finding that defendants violated and be enjoined from future violations of the federal False Claims Act and state false claims acts; (ii) treble damages and maximum civil penalties for each violation of the federal False Claims Act and state false claims acts; (iii) an applicable percentage share of the proceeds; and (iv) expenses, fees, and costs. The United States intervened in this action on July 8, 2011 and filed a separate complaint on September 9, 2011, alleging claims for violations of the Federal False Claims Act and common law fraud. The United States’ second corrected complaint generally seeks (i) treble damages and civil penalties for violations under the federal False Claims Act and (ii) compensatory and punitive damages for common law fraud. The states of Michigan and Indiana have also intervened as to claims arising under their respective state false claims acts, common law fraud, and unjust enrichment. Michigan’s complaint generally seeks (i) treble damages and civil penalties and (ii) common law compensatory and punitive damages. Indiana’s amended complaint generally seeks treble damages, costs, and attorney’s fees. We intend to vigorously defend these lawsuits.

Other
On March 19, 2009, we were served with a subpoena by the DOJ requesting documents related to Par Specialty’s marketing of Megace® ES. The subpoena indicated that the DOJ was investigating promotional practices in the sales and marketing of Megace® ES. We cooperated with the DOJ in this inquiry. On March 5, 2013, we entered into a settlement agreement with the DOJ that terminated the DOJ’s investigation. The settlement agreement provided for our payment of $45.0 million (plus interest and fees)

and included a plea agreement with the New Jersey Criminal Division of the DOJ in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the DOJ, a state settlement encompassing forty-nine states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation. We accrued for the settlement in the period from January 1, 2012 through September 28, 2012 (Predecessor). The settlement was paid in 2013.
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
On February 9, 2015, we received a Civil Investigative Demand from the FTC instructing production of, among other documents, all documents related to our license agreement and manufacturing and supply agreement with Concordia Pharmaceuticals, Inc. (the “Concordia Agreements”) relating to our sale of clonidine hydrochloride extended release tablets, the generic version of Concordia’s Kapvay® (the “FTC Investigation”). We have negotiated a settlement of the FTC Investigation under which we will agree to entry of an FTC order prohibiting the Company from enforcing any provision of the Concordia Agreements that would prevent Concordia from marketing an authorized generic version of Kapvay® and prohibiting any future agreement between a brand-name company and us that would prevent the brand-name company from marketing an authorized generic version of a branded drug during any period of time when there is no patent in effect and listed in FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the “Orange Book,” covering the branded drug. Under the order, we will be subject to certain antitrust compliance and reporting requirements typical of FTC orders. The settlement and entry of the agreed-upon order are subject to initial acceptance by the FTC, publication of the settlement’s terms and a period of public comment, and the FTC’s final acceptance of the settlement.
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

The financial data for the two business segments are as follows ($ in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Revenues:
Par Pharmaceutical	$346,629	$273,806
Par Specialty	12,615	15,278
Total revenues	$359,244	$289,084

Gross margin:
Par Pharmaceutical	$136,719	$83,644
Par Specialty	8,354	10,670
Total gross margin	$145,073	$94,314

Operating income (loss):
Par Pharmaceutical	$66,990	$(23,260)
Par Specialty	(5,491)	(10,895)
Total operating income (loss)	$61,499	$(34,155)
Interest income	17	14
Interest expense	(29,511)	(25,467)
Loss on debt extinguishment	—	(3,989)
Provision (benefit) for income taxes	11,720	(24,232)
Net income (loss)	$20,285	$(39,365)

Total revenues of our top selling products were as follows ($ in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Product
Par Pharmaceutical
Budesonide (Entocort®)	$28,878	$37,349
Vasostrict®	26,823	—
Omega-3 acid ethyl esters (Lovaza®)	23,434	—
Bupropion ER (Wellbutrin®)	21,562	16,342
Amlodipine/Valsartan (Exforge®)	18,762	—
Propafenone (Rythmol SR®)	12,171	21,112
Aplisol®	11,500	4,070
Metoprolol succinate ER (Toprol-XL®)	11,022	14,117
Divalproex (Depakote®)	8,462	20,405
Other	179,038	154,972
Other product related revenues	4,977	5,439
Total Par Pharmaceutical Revenues	$346,629	$273,806

Par Specialty
Megace® ES	$4,986	$8,153
Nascobal® Nasal Spray	6,504	6,325
Other and other product related revenues	1,125	800
Total Par Specialty Revenues	$12,615	$15,278

(1)
The further detailing of revenues of the other approximately 80 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the three-month periods ended March 31, 2015 and 2014.

(2)	Other product related revenues represents licensing and royalty related revenues from profit sharing agreements.

Note 20 – Restructuring:
Restructuring initiated in the first quarter of 2014
Subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction.
($ in thousands)

Restructuring Activities (Par Sterile)	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at March 31, 2015
Severance and employee benefits to be paid in cash	$1,146	$3,527	$(3,610)	$—	$1,063
Total restructuring costs line item	$1,146	$3,527	$(3,610)	$—	$1,063

Restructuring initiated in the fourth quarter of 2014
Due to the change in our product development strategy, we eliminated approximately 36 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction. During the three months ended March 31, 2015, we incurred approximately $0.4 million of additional net charges representing employees earning severance through their termination dates net of employees that were subsequently retained with their severance accruals reversed.
($ in thousands)

Restructuring Activities (Irvine)	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at March 31, 2015
Severance and employee benefits to be paid in cash	$740	$523	$(266)	$(160)	$837
Total restructuring costs line item	$740	$523	$(266)	$(160)	$837

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
To finance the Merger, the Sponsor arranged for an offering of $490.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding pre-Merger indebtedness and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,856.1 million senior secured term loan (“Term Loan Facility”) and a $150.0 million senior secured revolving credit facility (“Revolving Facility”) at March 31, 2015. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.
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

COMPANY OVERVIEW
Par Pharmaceutical Companies, Inc. (the “Company,” “we,” “us” or “our”) is a leading U.S. pharmaceutical company specializing in developing, licensing, manufacturing, marketing and distributing generic drugs. As of March 31, 2015, we have a generics portfolio of approximately 95 products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids (tablets, orally disintegrating tablets, capsules and powders), injectables, nasal sprays, ophthalmics and transdermal patches. Our focus is on high barrier-to-entry generic products that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. We operate primarily in the United States in two business segments: Par

Pharmaceutical, which includes generic products marketed under Par Pharmaceutical and sterile products marketed under Par Sterile, and Par Specialty, which markets two branded products, Nascobal® Nasal Spray and Megace® ES.
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
During the fourth quarter of 2014, we initiated a restructuring in our Irvine location, due to a change in our product development strategy. We reduced our workforce by approximately 36 people, with the majority of the reductions in the supply chain and manufacturing operations. Going forward our supply chain and manufacturing operations in our two locations, Chennai, India and Chestnut Ridge, New York, will pursue early and mid-stage product-development. In connection with these actions, we incurred expenses for severance and other employee-related costs.
On March 5, 2013, we entered into the settlement agreement with the U.S. Department of Justice. The settlement agreement provided for a payment by the Company of an aggregate amount of approximately $45.0 million (plus interest and fees), which we paid in the second quarter of 2013, and included a plea agreement with the New Jersey Criminal Division of the Department of Justice in which the Company admitted to a single count of misdemeanor misbranding, a civil settlement with the U.S. Department of Justice, a state settlement encompassing 49 states (one state declined to participate due to the small amount of its potential recovery), and a release from each of these entities in favor of the Company related to the practices at issue in the terminated investigation.
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
In March 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. The legislation imposed an annual fee on companies in the pharmaceutical manufacturing sector for each calendar year beginning in 2011 and is payable no later than September 30 of the applicable calendar year. The fee is non-tax deductible and is allocated across the industry based on the company's relative market share of applicable sales to government programs. The total annual fee is allocated among all manufacturers using the ratio of (i) the covered entity’s prescription drug sales, as defined, during the sales year to (ii) the aggregate sales, as defined, for all covered entities during the same year. At the time this legislation was enacted, the accounting for the annual fees was generally recognized in the calendar year in which the entity became obligated to pay the fee (which was determined to be the year subsequent to when the sales were incurred). Additionally, Accounting Standards Update 2010-27 provided guidance that the fee should be accounted for as an operating expense and spread ratably over the year in which it comes due. On July 28, 2014, the Internal Revenue Service (IRS) issued final regulations that provided guidance on the annual fee imposed by the PPACA. The regulations include an example calculation of the pharmaceutical fee and other references, which differ in some respects from how companies believed the fee would be determined based on previous guidance from authoritative sources in 2011. The latest IRS regulations suggested that a company is liable for the fee based on sales in the current year, instead of the liability only being due upon the first qualifying sale of the following fee year. As a result of this change, generally accepted accounting practice changed to record the fee in the period in which the sales occur. Pharmaceutical manufacturers, like us, that have recorded expense in 2014 only for the fee associated with 2013 sales needed to record a catch-up adjustment in the quarter that included July 28, 2014 (our calendar Q3 2014). Our adjustment recognized a liability for the fee payable based on 2014 sales to date of approximately $0.7 million, after allocation to distribution agreement partners.
Par Pharmaceutical - Generic Products Division
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
Our top 10 revenue Par Pharmaceutical products accounted for approximately 48% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended March 31, 2015. The 2014 addition of Par Sterile to our business expanded our revenue base into the specialty sterile products market, and our expanded product pipeline will further diversify our revenue base in the future.
In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of March 31, 2015, we or our strategic partners had approximately 115 ANDAs pending with the FDA, which included approximately 37 first-to-file opportunities or potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Par Specialty Pharmaceuticals - Branded Products Division
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
Since January 2013, we reduced our salesforce and curtailed our marketing of Megace® ES, as explained above under “Recent Developments.” We expect the sales decline trend for Megace® ES experienced over the last few years to continue or accelerate due to the effects of our reduced product detailing and an increasingly difficult reimbursement climate. In addition, in 2011 we sued a generic pharmaceutical manufacturer that filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES on grounds of patent infringement, and we sued a second Paragraph IV filer in 2013. On February 21, 2014, the District Court issued a decision in favor of the first generic filer, finding all asserted patent claims invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. The first generic filer has received final FDA approval of its ANDA and announced its intent to launch its generic product. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond. On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond. Any such launch of a generic version of Megace® ES would have a material adverse impact on our brand sales of the product. For more information, please see Note 18 - Commitments, Contingencies and Other Matters: Legal Proceedings.

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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Par Specialty Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014	$ Change
Product
Par Pharmaceutical
Budesonide (Entocort®)	$28,878	$37,349	$(8,471)
Vasostrict®	26,823	—	26,823
Omega-3 acid ethyl esters (Lovaza®)	23,434	—	23,434
Bupropion ER (Wellbutrin®)	21,562	16,342	5,220
Amlodipine/Valsartan (Exforge®)	18,762	—	18,762
Propafenone (Rythmol SR®)	12,171	21,112	(8,941)
Aplisol®	11,500	4,070	7,430
Metoprolol succinate ER (Toprol-XL®)	11,022	14,117	(3,095)
Divalproex (Depakote®)	8,462	20,405	(11,943)
Other	179,038	154,972	24,066
Other product related revenues	4,977	5,439	(462)
Total Par Pharmaceutical Revenues	$346,629	$273,806	$72,823

Par Specialty
Megace® ES	$4,986	$8,153	$(3,167)
Nascobal® Nasal Spray	6,504	6,325	179
Other and other product related revenues	1,125	800	325
Total Par Specialty Revenues	$12,615	$15,278	$(2,663)

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014
Revenues:
Par Pharmaceutical	$346,629	$273,806	$72,823	26.6%	96.5%	94.7%
Par Specialty	12,615	15,278	(2,663)	(17.4%)	3.5%	5.3%
Total revenues	$359,244	$289,084	$70,160	24.3%	100.0%	100.0%

Par Pharmaceutical

Three Months Ended March 31, 2015 v. 2014
The increase in generic segment revenues for the three months ended March 31, 2015, as compared to the prior year period was primarily due to the following:

•
The launch of Vasostrict® in November 2014, which is the first and only vasopressin injection with an NDA approved by the FDA. As of March 31, 2015, we are the only supplier of Vasostrict® to the market;

•	the launch of omega-3 acid ethyl esters in July 2014;

•	the launch of amlodipine/valsartan in September 2014;

•	the full quarter impact of Aplisol, which was acquired with Par Sterile in February 2014; and

•
the increase in "Other", primarily driven by the full quarter impact of a portfolio of products, excluding Aplisol®, as a result of the acquisition of Par Sterile in February 2014; the launch of entecavir in September 2014; and continued growth of travoprost.

The increases noted above for the three months ended March 31, 2015 were tempered by:

•	divalproex, principally due to price decline related to on-going competition in the market;

•	propafenone, mainly related to both volume and price declines following additional competition in the fourth quarter 2014; and

•	budesonide, principally due to lower volume resulting from on-going competition in the market and anticipated new competitors in the near future.

Net sales of products that are manufactured for us by third parties under contract, including our licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties), comprised approximately 51% for the three months ended March 31, 2015 and approximately 68% of our total product revenues for the three months ended March 31, 2014.  This is primarily driven by the launches/acquisitions of products like budesonide, metoprolol succinate ER, clonidine ER, lamotrigine, divalproex, and entecavir.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Par Specialty
Three Months Ended March 31, 2015 v. 2014
The decrease in the Par Specialty segment revenues for the three months ended March 31, 2015, as compared to the comparable periods in 2014 was primarily due to net sales declines of Megace® ES primarily as a result of decreased volume. These decreases were tempered by revenue growth for Nascobal® primarily due to increased volume.

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

 Our gross revenues for the three month periods ended March 31, 2015 and 2014 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Three months ended
($ in thousands)	March 31, 2015	Percentage of Gross Revenues	March 31, 2014	Percentage of Gross Revenues
Gross revenues	$809,590		$650,261

Chargebacks	(205,642)	25.4%	(189,919)	29.2%
Rebates and incentive programs	(143,651)	17.7%	(92,684)	14.3%
Returns	(21,949)	2.7%	(7,112)	1.1%
Cash discounts and other	(66,577)	8.2%	(57,141)	8.8%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(12,527)	1.5%	(14,321)	2.2%
Total deductions	(450,346)	55.6%	(361,177)	55.5%

Total revenues	$359,244	44.4%	$289,084	44.5%

The total gross-to-net adjustments as a percentage of gross revenues increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to:

•
Chargebacks: the increase was primarily driven by higher sales of products with lower discount rates, including entecavir, omega-3 acid ethyl esters, Vasostrict®, and amlodipine/valsartan, as well as the favorable impact of bupropion price increases in third quarter 2014 (price protection as result of price increase effective in June 2014).

•
Rebates and incentive programs: the increase was primarily driven by divalproex, bupropion and lamotrigine, coupled with the impact of recent launches of products with higher rates, including entecavir and omega-3 acid ethyl esters.

•	Returns: the increase in rate was primarily driven by additional reserves for inventory in the wholesale channel due to competition, principally bupropion, resulting in the loss of a major customer.

•
Cash discounts and other: the decrease in rate was primarily driven by price adjustments for bupropion as a result of lost business which was partially offset by impact of shelf stock adjustments on amlodipine/valsartan in March 2015 due to competition. Additionally, the Company received lower than expected claims related to price adjustments accrued during the period September 2014 through December 2014.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease as a percentage of gross revenues primarily due to decrease in sales of products subject to certain U.S. Government and state pricing programs (e.g., TriCare, Managed Care and Medicare Part B), including Megace® ES, budesonide and modafinil, coupled with lower than expected utilization of oxycodone and Megace® ES.

The following tables summarize the activity for the three months ended March 31, 2015 and March 31, 2014 in the accounts affected by the estimated provisions described above ($ in thousands):

	Three months ended March 31, 2015
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(96,492)	$(205,642)	$—	(1)	$208,603	$(93,531)
Rebates and incentive programs	(138,989)	(143,651)	—		153,096	(129,544)
Returns	(84,330)	(21,949)	—		8,081	(98,198)
Cash discounts and other	(86,797)	(70,389)	3,812	(3)	82,039	(71,335)
Total	$(406,608)	$(441,631)	$3,812		$451,819	$(392,608)

Accrued liabilities (2)	$(42,647)	$(12,527)	$—		$31,232	$(23,942)

	Three months ended March 31, 2014
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(189,919)	$—	(1)	$186,461	$(58,110)
Rebates and incentive programs	(75,321)	(5,489)	(92,684)	—		89,541	(83,953)
Returns	(78,181)	(4,398)	(7,112)	—		5,101	(84,590)
Cash discounts and other	(37,793)	(1,792)	(55,741)	(1,399)	(4)	52,239	(44,486)
Total	$(240,061)	$(17,565)	$(345,456)	$(1,399)		$333,342	$(271,139)

Accrued liabilities (2)	$(35,829)	$(382)	$(16,076)	$1,755	(5)	$20,020	$(30,512)

(1)
Unless specific in nature, the amount of provision or reversal of reserves related to prior periods for chargebacks is not determinable on a product or customer specific basis. Based upon historical analysis and analysis of activity in subsequent periods, we believe that our chargeback estimates remain reasonable.

(2)
Includes amounts due to indirect customers for which no underlying accounts receivable exists and is principally comprised of Medicaid rebates and rebates due under other U.S. Government pricing programs, such as TriCare and the Department of Veterans Affairs.

(3)
The Company received lower than expected claims related to price adjustments accrued during the period September 2014 through December 2014.  As a result, during the first quarter of 2015, the Company recorded a benefit of approximately $3.8 million.

(4)
During the three months ended March 31, 2014, the Company recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(5)
During three months ended March 31, 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our Medicaid accruals by approximately $2.4 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.7 million related to disputed TriCare claims for the period from January 2009 through December 2013.

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
Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	March 31, 2015	March 31, 2014	$ Change	March 31, 2015	March 31, 2014
Gross margin:
Par Pharmaceutical	$136,719	$83,644	$53,075	39.4%	30.5%
Par Specialty	8,354	10,670	(2,316)	66.2%	69.8%
Total gross margin	$145,073	$94,314	$50,759	40.4%	32.6%

The increase in Par Pharmaceutical gross margin dollars for the three months ended March 31, 2015 as compared to the prior year period was primarily due to gross margin dollars from launches of amlodipin/valsartan and omega-3-acid ethyl esters oral capsules in the third quarter of 2014 and Vasostrict® in the fourth quarter of 2014, coupled with the full quarter impact of all other Par Sterile products, which were acquired in February 2014. These increases were tempered by the revenue and associated gross margin dollar decline of propafenone and divalproex.
Par Specialty gross margin dollars decreased for the three months ended March 31, 2015 as compared to the prior year period, primarily due to the revenue decline of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014
Research and development:
Par Pharmaceutical	$26,653	$34,346	$(7,693)	(22.4)%	7.7%	12.5%
Par Specialty	197	278	(81)	(29.1)%	1.6%	1.8%
Total research and development	$26,850	$34,624	$(7,774)	(22.5)%	7.5%	12.0%

Par Pharmaceutical:
The decrease in Par Pharmaceutical research and development expense for the three months ended March 31, 2015 was driven by:

•
$11.1 million decrease in outside development costs primarily driven by payments related to a 2014 injectable product development agreement, combined with lower payments for existing development agreements; tempered by

•	$3.4 million of higher employment related and other costs due to Par Sterile Acquisition and two recent acquisitions.

Par Specialty:
Par Specialty research and development principally reflects FDA filing fees for the three months ended March 31, 2015 and March 31, 2014.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	March 31, 2015	March 31, 2014	$ Change	% Change	March 31, 2015	March 31, 2014
Selling, general and administrative:
Par Pharmaceutical	$42,811	$38,005	$4,806	12.6%	12.4%	13.9%
Par Specialty	13,575	12,936	639	4.9%	107.6%	84.7%
Total selling, general and administrative	$56,386	$50,941	$5,445	10.7%	15.7%	17.6%

The net increase in selling, general and administrative expenditures for the three months ended March 31, 2015 principally reflects:

•
$9.5 million of higher employment related costs due to Par Sterile Acquisition, special discretionary dividend-equivalent bonuses paid to employees granted awards under Long-term Cash Incentive Award Agreements and acceleration of option expense combined with stock option grants;

•	$2.6 million of higher legal expenses primarily due to increased ANDA related activities;

•	$0.6 million increase in Par Specialty selling and marketing costs; tempered by

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million in 2014.

Intangible Assets Impairment

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Intangible asset impairment	$—	$41,758
During the three months ended March 31, 2014, we recorded intangible asset impairments totaling $41.8 million for two products not expected to achieve their originally forecasted operating results.

Settlements and Loss Contingencies, net

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Settlements and Loss Contingencies, net	$(25)	$—
During the three months ended March 31, 2015, we received a settlement payment from the Adrenalin litigation.

Restructuring costs

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Restructuring costs	$363	$1,146

Restructuring initiated in the first quarter of 2014
Subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction.

($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at March 31, 2015
Severance and employee benefits to be paid in cash	$1,146	$3,527	$(3,610)	$—	$1,063
Total restructuring costs line item	$1,146	$3,527	$(3,610)	$—	$1,063

Restructuring initiated in the fourth quarter of 2014
Due to the change in our product development strategy, we eliminated approximately 36 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction. During the three months ended March 31, 2015, we incurred approximately $0.4 million of additional net charges representing employees earning severance through their termination dates net of employees that were subsequently retained with their severance accruals reversed.

($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at March 31, 2015
Severance and employee benefits to be paid in cash	$740	$523	$(266)	$(160)	$837
Total restructuring costs line item	$740	$523	$(266)	$(160)	$837

Operating Income (Loss)

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014	$ Change
Operating income (loss):
Par Pharmaceutical	$66,990	$(23,260)	$90,250
Par Specialty	(5,491)	(10,895)	5,404
Total operating income (loss)	$61,499	$(34,155)	$95,654

For the three months ended March 31, 2015, the increase in our operating income as compared to prior year was primarily due to increased gross margin dollars for key products and new product launches subsequent to the first quarter of 2014, first quarter 2014 intangible asset impairments, and additional research and development expense payments related to an injectable product development agreements. The increase was tempered by additional selling, general and administrative expenditures related to the Par Sterile Acquisition, Par Biosciences Acquisition, Innoteq Acquisition, and special discretionary dividend-equivalent bonuses totaling approximately $4.2 million paid to employees granted awards under Long-term Cash Incentive Award Agreements.

Interest Income

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Interest income	$17	$14

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Interest expense	$(29,511)	$(25,467)

Interest expense for the three month periods ended March 31, 2015 and March 31, 2014 was principally comprised of interest related to the Notes and the Senior Credit Facilities. See "Financing" below for further details on the Senior Credit Facilities and the Notes.

Loss on Debt Extinguishment

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Loss on debt extinguishment	$—	$(3,989)

During the three months ended March 31, 2014 and in conjunction with the Par Sterile Acquisition, we entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395.0 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile. We also repriced our Term Loan Facility at the same time lowering our effective borrowing rate by 25 basis points. Based on these actions and the decision of certain lenders not to remain a party to our Term Loan Facility, we recorded a loss on debt extinguishment of approximately $4.0 million that represents a proportionate share of deferred financing costs that were written off.

Income Taxes

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Provision (benefit) for income taxes	$11,720	$(24,232)
Effective tax rate	37%	38%

The income tax benefit was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 13 - “Income Taxes”).

The effective tax rate for the three months ended March 31, 2015 and 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies, offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.

FINANCIAL CONDITION
Liquidity and Capital Resources

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Cash and cash equivalents at beginning of period	$244,440	$130,080
Net cash provided by operating activities	100,207	89,139
Net cash used in investing activities	(51,285)	(490,859)
Net cash (used in) provided by financing activities	(107,482)	492,200
Net (decrease) increase in cash and cash equivalents	$(58,560)	$90,480
Cash and cash equivalents at end of period	$185,880	$220,560
Cash provided in operations for the three months ended March 31, 2015 primarily reflected gross margin dollars (excluding amortization) generated from revenues.  Refer below for further details of operating cash flows.

Cash flows used in investing activities for the three months ended March 31, 2015 were primarily driven by the Par Biosciences and Innoteq acquisitions, a purchase of an intangible asset, combined with capital expenditures.
Cash used in financing activities for the three months ended March 31, 2015 primarily represented a dividend paid to Holdings, dividend-equivalent payments to Holdings stock option holders, fees for new debt borrowings and debt principal payments, tempered by the proceeds from new borrowings used to partially fund the Dividend Recapitalization.
Our working capital, current assets minus current liabilities, of $284.8 million at March 31, 2015 decreased approximately $90 million from $375.2 million at December 31, 2014, which primarily reflects the cash used to fund our first quarter 2015 acquisitions coupled with cash used to fund the Dividend Recapitalization. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.21x at March 31, 2015 compared to 2.35x at December 31, 2014.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Three months ended
($ in thousands)	March 31, 2015	March 31, 2014
Cash received from customers, royalties and other	$466,705	$368,423
Cash paid to distribution partners	(65,458)	(77,692)
Cash paid for inventory	(66,282)	(47,019)
Cash paid to employees	(91,729)	(32,329)
Cash paid to all other suppliers and third parties	(109,465)	(100,892)
Interest paid, net	(17,735)	(13,631)
Income taxes paid, net	(15,829)	(7,721)
Net cash provided by operating activities	$100,207	$89,139

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash related to operating activities for the three months ended March 31, 2015 as compared to 2014 resulted primarily from increased cash received from customers from increased gross margin dollars generated by increased revenues, tempered by cash paid to employees in the form of annual bonuses and special discretionary dividend-equivalent bonuses.
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
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150.0 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of March 31, 2015.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	Dividend paid to Holdings of $494.3 million as part of the Dividend Recapitalization.

•	$36.5 million of dividend-equivalent payments to Holdings stock option holders as part of the Dividend Recapitalization.

•	$34.8 million in first quarter of 2015 for our acquisition of Innoteq and Par Biosciences, net of cash acquired.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40.0 million annually. As of March 31, 2015, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $13.7 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

•	Capital expenditures of approximately $50.0 million are planned for 2015.

•
Potential liabilities related to the outcomes of litigation, or the outcomes of investigations by federal authorities. In the event that we experience a significant loss, such loss may result in a material impact on our liquidity or financial condition when such liability is paid.

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

•
Normal course payables due to distribution agreement partners of approximately $44.8 million as of March 31, 2015 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $44.8 million during the first two months of the second quarter of 2015. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.

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

Contractual Obligations as of March 31, 2015

The dollar values of our material contractual obligations and commercial commitments as of March 31, 2015 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2016 to	2018 to	2020 and
Obligation	Obligations	2015	2017	2019	thereafter	Other
Operating leases	$34,920	$5,201	$9,891	$7,001	$12,827	$—
Senior credit facilities	1,856,148	14,065	37,506	1,804,577	—	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	564,729	97,944	233,656	204,520	28,609	—
Fees related to credit facilities	2,597	656	1,722	219	—	—
Purchase obligations (1)	223,946	223,946	—	—	—	—
Tax liabilities (2)	18,573	—	—	—	—	18,573
TPG Management fee (3)	31,000	3,000	8,000	8,000	12,000	—
Severance payments	76	76	—	—	—	—
Other	556	556	—	—	—	—
Total obligations	$3,222,545	$345,444	$290,775	$2,024,317	$543,436	$18,573

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10, "Income Taxes" represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of March 31, 2015, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

(3)
In connection with the Merger, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Manager has a right to an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Term Loan Facility that is part of our Senior Credit Facilities. There is an annual cap of $4.0 million for this fee. The Manager is also entitled to receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. In connection with an initial public offering, the Manager will be entitled to receive, on its request and in lieu of any continuing payment of an annual monitoring fee, an aggregate termination fee of approximately $30 million.

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) repurchase or redeem certain junior indebtedness; (viii) change the nature of our business; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of March 31, 2015.
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
Amendments and Additional Borrowing - 2015
On February 20, 2015, we entered into an amendment to our Senior Credit Facility which was effective as of February 25, 2015. The amendment increased the first lien net leverage levels included in the financial maintenance covenant, which covenant only applies to the extent there are revolving loans, swingline loans or letters of credit (excluding undrawn letters of credit to the extent cash collateralized) outstanding.
    On February 25, 2015, we entered into another amendment to our Senior Credit Facility which authorized the funding of a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $425.0 million. The terms of the Term B-3 Loans are substantially the same as the terms of the existing Term B-2 Loans, except that (1) the interest rate margins applicable to Term B-3 Loans are 3.25% for LIBOR and 2.25% for base rate, a 25 basis point increase compared to the Term B-2 Loans, and (2) the Term B-3 Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 25, 2015, the Company enters into certain repricing transactions. Additionally, all voluntary and mandatory prepayments of outstanding term loans must be made pro rata among the Term B-3 Loans and the Term B-2 Loans. Borrowings under the Term B-3 Loans, along with cash on hand, were used to fund the Dividend Recapitalization, as explained in Note 17 - "Share-Based Compensation".
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2015 that totaled $8.2 million which were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet.

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
In connection with the transactions described herein, we incurred related transaction costs for the quarter ended March 31, 2014 that totaled $12.4 million of which $8.2 million were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations and $4.1 million were capitalized as deferred financing costs or debt discount on the condensed consolidated balance sheet. In accordance with the applicable accounting guidance for debt modifications and extinguishments, approximately $4.0 million of the existing unamortized deferred financing costs were written off in connection with this repricing and included in the condensed consolidated statements of operations as a loss on debt extinguishment.

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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”) that will mature on December 28, 2017. The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of March 31, 2015.

Borrowings under both the non-extended portion of the Revolving Facility and the Extended Revolving Facility bear interest at a rate per annum equal to an applicable margin plus, at the Company’s option, either LIBOR or the base rate. The initial applicable margin for borrowings under the Extended Revolving Facility is 3.25% for LIBOR borrowings and 2.25% for base rate borrowings. The initial applicable margin for LIBOR and base rate borrowings under the non-extended portion of the Revolving Facility remain at 3.75% and 2.75%, respectively. Borrowings and repayments of loans under the Extended Revolving Facility and the non-extended portion of the Revolving Facility may be made on a non-pro rata basis with one another, and the commitments under the non-extended portion of the Revolving Facility may be terminated prior to the commitments under the Extended Revolving Credit Facility. The Extended Revolving Facility will mature on December 28, 2017. The other terms applicable to the Extended Revolving Credit Facility are substantially identical to those of the Revolving Credit Facility.

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
The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40.0 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40.0 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) repurchase or redeem certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody's Investors Service, Inc. and Standard & Poor's, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of March 31, 2015.
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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no material change, update or revision to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the first quarter of 2015, the effective interest rate on the seven-year Term Loan Facility was 4.00%, representing the 1.00% LIBOR floor plus 300 basis points. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at March 31, 2015 and December 31, 2014 ($ amounts in thousands):

	March 31, 2015	December 31, 2014
Senior credit facilities:
Senior secured term loan	$1,856,148	$1,435,837
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	2,346,148	1,925,837
Less unamortized debt discount to senior secured term loan	(8,885)	(7,265)
Less current portion	(18,753)	(14,503)
Long-term debt	$2,318,510	$1,904,069

Debt Maturities as of March 31, 2015

($ amounts in thousands)

Debt Maturities as of March 31, 2015	($ amounts in thousands)
Remainder of 2015	14,065
2016	18,753
2017	18,753
2018	18,753
2019	1,785,824
2020	490,000
Total debt at March 31, 2015	$2,346,148

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of March 31, 2015.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Legal Proceedings
The information pertaining to legal proceedings is incorporated herein by reference to PART I. Financial Information;
ITEM 1. Condensed Consolidated Financial Statements; Note 18 – Commitments, Contingencies and Other Matters contained in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the "Risk Factors" section of our 2014 Annual Report on Form 10-K, which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2014 Annual Report on Form 10-K have not materially changed through the date of this Quarterly Report. Additional risks and uncertainties not currently known to us, or that we currently believe are immaterial, may materially adversely affect our business, results of operations, financial condition or liquidity.

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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

PAR PHARMACEUTICAL COMPANIES, INC.
(Registrant)

Date:  May 11, 2015
/s/ Paul V. Campanelli
Paul V. Campanelli
Chief Executive Officer
(Principal Executive Officer)

/s/ Michael A. Tropiano
Michael A. Tropiano
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Stephen P. Carey
Stephen P. Carey
Senior Vice President and Controller
(Principal Accounting Officer)

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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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