Form 10-Q
period 2015-06-30
PAR PHARMACEUTICAL COMPANIES, INC.
filed 2015-08-06
CIK 878088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

________________

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015
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
Yes ☐ No ☒

Number of shares of the Registrant’s common stock outstanding as of August 6, 2015: 100

TABLE OF CONTENTS
PAR PHARMACEUTICAL COMPANIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Par Value per Share Data)
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$154,852	$244,440
Accounts receivable, net	88,038	158,732
Inventories	179,468	154,687
Prepaid expenses and other current assets	27,546	28,255
Deferred income tax assets	65,995	66,936
Income taxes receivable	7,169	—
Total current assets	523,068	653,050

Property, plant and equipment, net	237,936	217,314
Intangible assets, net	970,096	1,040,753
Goodwill	1,044,078	1,012,108
Other assets	85,187	83,909
Total assets	$2,860,365	$3,007,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,753	$14,503
Accounts payable	74,542	79,987
Payables due to distribution agreement partners	40,592	53,213
Accrued salaries and employee benefits	19,117	32,246
Accrued government pricing liabilities	27,379	42,647
Accrued legal fees	15,143	4,864
Accrued legal settlements	10,400	—
Accrued interest payable	7,529	7,529
Accrued expenses and other current liabilities	13,059	42,815
Total current liabilities	226,514	277,804

Long-term liabilities	16,464	17,004
Non-current deferred tax liabilities	223,312	247,191
Long-term debt, less current portion	2,314,257	1,904,069
Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $0.001 par value per share, 100 shares authorized and issued	—	—
Additional paid-in capital	298,028	808,647
Accumulated deficit	(218,210)	(243,933)
Accumulated other comprehensive loss	—	(3,648)
Total stockholders' equity	79,818	561,066
Total liabilities and stockholders’ equity	$2,860,365	$3,007,134
The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues:
Net product sales	$325,745	$289,764	$678,862	$572,597
Other product related revenues	6,476	5,641	12,602	11,892
Total revenues	332,221	295,405	691,464	584,489
Cost of goods sold, excluding amortization expense	155,978	162,836	321,356	313,503
Amortization expense	36,498	39,060	85,290	83,162
Total cost of goods sold	192,476	201,896	406,646	396,665
Gross margin	139,745	93,509	284,818	187,824
Operating expenses:
Research and development	28,577	28,455	55,425	63,055
Selling, general and administrative	54,941	43,852	111,329	94,818
Intangible asset impairment	—	35,863	—	77,621
Settlements and loss contingencies, net	10,100	—	10,075	—
Restructuring costs	269	2,866	632	4,012
Total operating expenses	93,887	111,036	177,461	239,506
Operating income (loss)	45,858	(17,527)	107,357	(51,682)
Interest income	15	—	31	14
Interest expense	(39,993)	(27,499)	(69,504)	(52,966)
Loss on debt extinguishment	—	—	—	(3,989)
Income (loss) before provision (benefit) for income taxes	5,880	(45,026)	37,884	(108,623)
Provision (benefit) for income taxes	442	(18,106)	12,161	(42,338)
Net income (loss)	$5,438	$(26,920)	$25,723	$(66,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net income (loss)	$5,438	$(26,920)	$25,723	$(66,285)
Other comprehensive income (loss), net of tax :
Unrealized income (loss) on marketable securities, net of tax	—	3	—	(3)
Realized loss on cash flow hedges, net of tax	(266)	—	(2,932)	—
Unrealized loss on cash flow hedges, net of tax	—	(3,060)	—	(4,272)
Less: reclassification adjustment for net losses included in net income (loss), net of tax	5,647	642	6,580	1,277
Other comprehensive income (loss)	5,381	(2,415)	3,648	(2,998)
Comprehensive income (loss)	$10,819	$(29,335)	$29,371	$(69,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$25,723	$(66,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(25,478)	(54,622)
Depreciation and amortization	101,692	97,107
Non-cash interest expense	5,609	5,372
Cost of goods on acquired inventory step up	—	10,748
Intangible asset impairment	—	77,621
Allowances against accounts receivable	(41,287)	17,855
Share-based compensation expense	7,765	3,938
Loss on debt extinguishment	—	3,989
Other, net	(47)	1,301
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	112,279	(6,937)
Increase in inventories	(23,549)	(14,459)
Decrease in prepaid expenses and other assets	1,439	3,965
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(33,954)	24,009
Payment related to AWP settlement	—	(32,350)
Decrease in payables due to distribution agreement partners	(12,621)	(14,215)
Decrease in income taxes receivable/payable	(16,932)	(29,540)
Net cash provided by operating activities	100,639	27,497
Cash flows from investing activities:
Capital expenditures	(19,241)	(21,150)
Business acquisitions, net of cash acquired	(52,032)	(478,647)
Purchases of intangibles	(8,000)	—
Proceeds from available for sale marketable debt securities	—	3,514
Net cash used in investing activities	(79,273)	(496,283)
Cash flows from financing activities:
Proceeds from debt	422,875	525,541
Payments of debt	(9,377)	(140,191)
(Payments) proceeds from equity transactions, net	(716)	112,433
Debt issuance costs	(6,069)	(3,150)
Cash dividend paid	(494,300)	—
Dividend-equivalent payments to Holdings stock option holders, net of tax	(23,367)	—
Net cash (used in) provided by financing activities	(110,954)	494,633
Net (decrease) increase in cash and cash equivalents	(89,588)	25,847
Cash and cash equivalents at beginning of period	244,440	130,080
Cash and cash equivalents at end of period	$154,852	$155,927

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$41,298	$40,348
Interest paid	$63,861	$47,280
Non-cash transactions:
Capital expenditures incurred but not yet paid	$383	$113

The accompanying notes are an integral part of these condensed consolidated financial statements.

PAR PHARMACEUTICAL COMPANIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On May 18, 2015, Endo International plc, a public limited company incorporated under the laws of Ireland, entered into an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Holdings, Endo Limited, a private limited company incorporated under the laws of Ireland, Endo Health Solutions Inc., a Delaware corporation, Banyuls Limited, a private limited company incorporated under the laws of Ireland ("Buyer"), Hawk Acquisition ULC, a Bermudian unlimited liability company ("Merger Sub") and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the Stakeholder Representative (as defined in the Merger Agreement). Pursuant to the terms and conditions of the Endo Merger Agreement, Merger Sub will merge with and into Holdings (the “Endo Merger”), with Holdings surviving the Endo Merger as a subsidiary of Buyer.
Subject to the terms and conditions of the Endo Merger Agreement, upon consummation of the Endo Merger, the Buyer will acquire all of the outstanding shares of Holdings for $8,050,000,000 in aggregate consideration, which will consist of $6,500,000,000 in cash (subject to certain adjustments) and 18,084,448 ordinary shares of the Buyer, as further described in the Endo Merger Agreement. Completion of the Endo Merger is expected in the second half of 2015 and is subject to regulatory approval in the U.S. and certain other jurisdictions, as well as other customary closing conditions.

Note 1 – Basis of Presentation and Recently Issued Accounting Standards:

The accompanying condensed consolidated financial statements at June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and June 30, 2014 are unaudited. In the opinion of management, however, such statements include all normal recurring adjustments necessary to present fairly the information presented therein. The condensed consolidated balance sheet at December 31, 2014 was derived from the Company’s audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU No. 2014-09).  This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance.  In July 2015, the FASB decided to defer the effective date of the new revenue standard for interim and annual periods beginning after December 15, 2017 (previously December 15, 2016).  The change will allow public entities to adopt the new standard as early as the original public entity effective date (i.e. annual reporting periods beginning after December 15, 2016 and interim periods therein). Early adoption prior to that date will not be permitted.  ASU 2014-09 allows for either full retrospective or modified retrospective adoption.  The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU 2014-05 is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The pronouncement is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. We currently do not anticipate a material impact of ASU 2015-03 on our condensed consolidated financial statements and related disclosures.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. With regard to fair value measurement disclosures, ASU 2015-10 clarified that, for nonrecurring measurements estimated at a date during the reporting period other than the end of the reporting period, an entity should clearly indicate that the fair value information presented is not as of the period’s end as well as the date or period that the measurement was taken. This change was effective immediately upon issuance of ASU 2015-10 (12 June 2015). We currently do not anticipate a material impact of ASU 2015-10 on our condensed consolidated financial statements and related disclosures.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11") requires an entity to measure in scope inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The pronouncement is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We currently do not anticipate a material impact of ASU 2015-11 on our condensed consolidated financial statements and related disclosures.

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

Transactions with Manager
In connection with the Merger and the related transactions, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to the agreement, in exchange for on-going consulting and management advisory services, the Manager receives an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Senior Credit Facilities (as defined in Note 14 - Debt"). There is an annual cap of $4.0 million for this fee. The Manager also receives reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. The Company recorded an expense of $1.4 million and $0.9 million for consulting and management advisory service fees which are included in selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended June 30, 2015 and 2014. The Company recorded an expense of $2.4 million and $1.8 million for consulting and management advisory service fees which are included in selling, general and administrative expenses in the condensed consolidated statement of operations for the six months ended June 30, 2015 and 2014.

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
The operating results of Par Sterile for the six months ended June 30, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting total revenues of $130.5 million. Par Sterile's contribution to the overall Par Pharmaceutical segment's operating income is not tracked separately. The condensed consolidated balance sheet as of June 30, 2015 reflects the acquisition, including goodwill, which represents Par Sterile's workforce expertise in research and development, marketing and manufacturing.
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
The sources and uses of funds in connection with the Par Sterile Acquisition are summarized below ($ in thousands):

Sources:		Uses:
Senior secured term loan	$395,000	Cash purchase of equity	$487,429
Sponsor equity contribution	110,000	Transaction costs	12,350
Company cash on hand	1,133	Accrued interest on Company debt	6,354
Total source of funds	$506,133	Total use of funds	$506,133

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of Par Sterile has been allocated to the following assets and liabilities ($ in thousands):

As of February 20, 2014
Cash and cash equivalents	$9,204
Accounts receivable, net	5,413
Inventories	35,959
Prepaid expenses and other current assets	10,583
Property, plant and equipment	73,579
Intangible assets	283,500

Total identifiable assets	418,238

Accounts payable	13,796
Accrued expenses and other liabilities	1,902
Deferred tax liabilities	71,493

Total liabilities assumed	87,191

Net identifiable assets acquired	331,047

Goodwill	156,382

Net assets acquired	$487,429
Approximately $20.0 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2015 has been and will be deductible for income tax purposes.
Supplemental Pro forma Information (unaudited)
The following unaudited pro forma information for the six months ended June 30, 2014 assumes the Par Sterile Acquisition occurred as of January 1, 2013. The unaudited pro forma results reflect certain adjustments related to past operating performance, the impact of the debt assumed, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired and the related tax effects. The pro forma information is not necessarily indicative either of the combined results of operations that actually would have been realized had the Par Sterile Acquisition been consummated during the period for which pro forma information is presented, or is it intended to be a projection of future results or trends.

	Three months ended	Six months ended
(In thousands)	June 30, 2014	June 30, 2014
Total revenues	$295,405	$603,551
Loss from continuing operations	$(23,158)	$(52,634)

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
The operating results of Par Biosciences from January 14, 2015 through June 30, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting an immaterial impact on income before taxes. The condensed consolidated balance sheet as of June 30, 2015 reflects the acquisition, including goodwill, which represents Par Biosciences' workforce expertise in research and development.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of certain identifiable assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, and estimating the costs. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition-related transaction costs totaled $0.5 million, which were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Par Biosciences as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. Accordingly, the purchase price allocation below is preliminary and will be adjusted upon completion of the final valuation. These adjustments are not expected to be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.
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
Approximately $0.3 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2015 has been and will be deductible for income tax purposes.
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
The operating results of Innoteq from January 9, 2015 through June 30, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting an immaterial impact on income before taxes. The condensed consolidated balance sheet as of June 30, 2015 reflects the acquisition, including goodwill, which represents Innoteq's workforce expertise in research and development.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of identifiable intangible assets and certain tangible assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, estimating the costs, timing and probability of success to complete in-process projects and projecting regulatory approvals. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition-related transaction costs totaled $0.8 million, which were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Innoteq as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. Accordingly, the purchase price allocation below is preliminary and may be adjusted upon completion of the final valuation. These adjustments are not expected to be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

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

None of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2015 has been and will be deductible for income tax purposes.
Pro forma results of operations for the acquisition of Innoteq have not been presented because the acquisition is not material to our consolidated results of operations.

Note 6 – Par Actives Acquisition:
On June 17, 2015, our wholly-owned subsidiary, Par Formulations Private Limited, completed its previously announced acquisition of certain assets of privately-held Nuray Chemicals Private Limited (“Nuray”), a Chennai, India based developer and manufacturer of active pharmaceutical ingredients (“API”) for approximately $19.3 million in cash, contingent payments and other consideration. These acquired assets have been formed into a legal entity named Par Active Technologies Private Limited ("Par Actives") and is a subsidiary of Par Formulations Private Limited. The operating results of Par Actives were included in our condensed consolidated financial results from the date of acquisition.  The purchase price was paid in cash and funded from our cash on hand.
The operating results of Par Actives from June 17, 2015 through June 30, 2015 are included in the accompanying condensed consolidated statement of operations as part of the Par Pharmaceutical segment, reflecting an immaterial impact on income before taxes. The condensed consolidated balance sheet as of June 30, 2015 reflects the acquisition, including goodwill, which represents Par Actives' workforce expertise in API.
The acquisition has been accounted for as a business purchase combination using the acquisition method of accounting under the provisions of ASC 805. The acquisition method of accounting uses the fair value concept defined in ASC 820. ASC 805 requires, among other things, that most assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date. The process for estimating the fair values of certain identifiable assets requires the use of significant estimates and assumptions, including estimating future cash flows, developing appropriate discount rates, and estimating the costs. Under ASC 805, transaction costs are not included as a component of consideration transferred and were expensed as incurred. The acquisition-related transaction costs totaled $0.5 million, which were included in operating expenses as selling, general and administrative on the condensed consolidated statements of operations. The excess of the purchase price (consideration transferred) over the estimated amounts of identifiable assets and liabilities of Par Actives as of the effective date of the acquisition was allocated to goodwill, as part of the Par Pharmaceutical segment, in accordance with ASC 805. The purchase price allocation is subject to completion of our analysis of the fair value of the assets and liabilities as of the effective date of the acquisition. Accordingly, the purchase price allocation below is preliminary and may be adjusted upon completion of the final valuation. These adjustments are not expected to be material. The final valuation is expected to be completed as soon as practicable but no later than one year from the consummation of the acquisition. The establishment of the fair value of the consideration for an acquisition, and the allocation to identifiable tangible and intangible assets and liabilities, requires the extensive use of accounting estimates and management judgment. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions based on data currently available.

Consideration Transferred
The acquisition-date fair value of the consideration transferred consisted of the following items ($ in thousands):

Cash paid for equity	$17,239
Deferred purchase price liabilities	2,037	(1)
Total consideration	$19,276

(1) Deferred purchase price liabilities represent three subsequent deferred payments due on the first, second and third anniversary of the closing date.

Fair Value Estimate of Assets Acquired and Liabilities Assumed
The purchase price of Par Actives has been allocated on a preliminary basis to the following assets and liabilities ($ in thousands):

As of June 17, 2015
Inventories	$600
Prepaid expenses and other assets	534
Property, plant and equipment	11,296

Total identifiable assets	12,430

Accrued expenses and other liabilities	274

Total liabilities assumed	274

Net identifiable assets acquired	12,156

Goodwill	7,120

Net assets acquired	$19,276

Approximately $7.1 million of the goodwill identified above and recorded on the condensed consolidated balance sheet as of June 30, 2015 will be deductible for income tax purposes.
Pro forma results of operations for the acquisition of Par Actives have not been presented because the acquisition is not material to our consolidated results of operations.

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

Financial assets and liabilities

The fair value of our financial assets and liabilities measured at fair value as of June 30, 2015 were as follows ($ in thousands):

	Estimated Fair Value at
	June 30, 2015	Level 1	Level 2	Level 3
Cash equivalents	$50,023	$50,023	$—	$—
Senior secured term loan (Note 14)	$1,847,360	$—	$1,847,360	$—
7.375% senior notes (Note 14)	$521,850	$—	$521,850	$—

The fair value of our financial assets and liabilities measured at fair value as of December 31, 2014 were as follows ($ in thousands):

	Estimated Fair Value at
	December 31, 2014	Level 1	Level 2	Level 3
Cash equivalents	$100,002	$100,002	$—	$—
Senior secured term loan (Note 14)	$1,399,941	$—	$1,399,941	$—
7.375% senior notes (Note 14)	$507,763	$—	$507,763	$—
Derivative instruments - Interest rate caps (Note 15)	$5,700	$—	$5,700	$—
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
There have been no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2015 or December 31, 2014.
Non-financial assets and liabilities
The Company does not have any non-financial assets or liabilities as of June 30, 2015 or December 31, 2014 that are measured in the condensed consolidated financial statements at fair value.
Intangible Assets
During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77.6 million for six generic products not expected to achieve their originally forecasted operating results including one discontinued product and inclusive of a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation.
Derivative Instruments - Interest Rate Caps
We used interest rate cap agreements to manage our interest rate risk on our variable rate long-term debt through June 2015. Due to the pending Endo Merger, described in the preamble to the notes to these condensed consolidated financial statements, we terminated all interest rate cap agreements prior to June 30, 2015. Refer to Note 15 - "Derivatives Instruments and Hedging Activities," for further information.

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

The following tables summarize the impact of accounts receivable reserves and allowance for doubtful accounts on the gross trade accounts receivable balances at each balance sheet date ($ in thousands):

	June 30,	December 31,
	2015	2014
Gross trade accounts receivable	$453,714	$565,694
Chargebacks	(80,819)	(96,492)
Rebates and incentive programs	(127,849)	(138,989)
Returns	(90,770)	(84,330)
Cash discounts and other	(66,106)	(86,797)
Allowance for doubtful accounts	(132)	(354)
Accounts receivable, net	$88,038	$158,732

Allowance for doubtful accounts
($ in thousands)

	Six months ended
	June 30, 2015	June 30, 2014

Balance at beginning of period	$(354)	$(285)
Additions – charge to expense	(93)	(259)
Adjustments and/or deductions	315	289
Balance at end of period	$(132)	$(255)

The following tables summarize the activity for the six months ended June 30, 2015 and for the six months ended June 30, 2014, in the accounts affected by the estimated provisions described below ($ in thousands):

	Six months ended June 30, 2015
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(96,492)	$(418,934)	$—	(1)	$434,607	$(80,819)
Rebates and incentive programs	(138,989)	(286,324)	—		297,464	(127,849)
Returns	(84,330)	(25,655)	—		19,215	(90,770)
Cash discounts and other	(86,797)	(146,765)	3,812	(3)	163,644	(66,106)
Total	$(406,608)	$(877,678)	$3,812		$914,930	$(365,544)

Accrued liabilities (2)	$(42,647)	$(32,109)	$—		$47,377	$(27,379)

	Six months ended June 30, 2014
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(396,493)	$—	(1)	$392,889	$(58,256)
Rebates and incentive programs	(75,321)	(5,489)	(194,296)	—		186,739	(88,367)
Returns	(78,181)	(4,398)	(16,290)	—		12,534	(86,335)
Cash discounts and other	(37,793)	(1,792)	(115,705)	(1,448)	(4)	114,187	(42,551)
Total	$(240,061)	$(17,565)	$(722,784)	$(1,448)		$706,349	$(275,509)

Accrued liabilities (2)	$(35,829)	$(382)	$(35,506)	$2,805	(5)	$41,397	$(27,515)

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

(3)
The Company received lower than expected claims related to price adjustments accrued during the period September 2014 through December 2014.  As a result, during the six months ended June 30, 2015, the Company recorded a benefit of approximately $3.8 million.

(4)
During the six months ended June 30, 2014, the Company recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(5)
During the six months ended June 30, 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our Medicaid accruals by approximately $3.5 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.7 million related to disputed TriCare claims for the period from January 2009 through December 2013.

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

Note 9 – Inventories:
($ in thousands)

	June 30,	December 31,
	2015	2014
Raw materials and supplies	$71,665	$60,020
Work-in-process	35,970	26,343
Finished goods	71,833	68,324
	$179,468	$154,687

Inventory write-offs (inclusive of pre-launch inventories detailed below)
($ in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Inventory write-offs	$5,675	$5,026	$9,393	$7,261
Par capitalizes inventory costs associated with certain products prior to regulatory approval and product launch, based on management's judgment of reasonably certain future commercial use and net realizable value, when it is reasonably certain that the pre-launch inventories will be saleable. The determination to capitalize is made once Par (or its third party development partners) has filed an abbreviated new drug application (“ANDA”) that has been acknowledged by the FDA as containing sufficient information to allow the FDA to conduct its review in an efficient and timely manner and management is reasonably certain that all regulatory and legal hurdles will be cleared. This determination is based on the particular facts and circumstances relating to the expected FDA approval of the generic drug product being considered, and accordingly, the time frame within which the determination is made varies from product to product. Par could be required to write down previously capitalized costs related to pre-launch inventories upon a change in such judgment, or due to a denial or delay of approval by regulatory bodies, or a delay in commercialization, or other potential factors. As of June 30, 2015, Par had approximately $4.7 million in inventories related to generic products that were not yet available to be sold.
Par Specialty also capitalizes inventory costs associated with in-licensed branded products subsequent to FDA approval but prior to product launch based on management’s judgment of probable future commercial use and net realizable value. We believe that numerous factors must be considered in determining probable future commercial use and net realizable value including, but not limited to, Par Specialty’s limited number of historical product launches, as well as the ability of third party partners to successfully manufacture commercial quantities of product. Par Specialty could be required to expense previously capitalized costs related to pre-launch inventory upon a change in such judgment, due to a delay in commercialization, product expiration dates, projected sales volume, estimated selling price or other potential factors. As of June 30, 2015, Par Specialty had approximately $0.1 million in inventories related to products that were not yet available to be sold.
The amounts in the table below represent inventories related to products that were not yet available to be sold and are also included in the total inventory balances presented above.

Pre-Launch Inventories
($ in thousands)

	June 30,	December 31,
	2015	2014
Raw materials and supplies	$3,616	$4,515
Work-in-process	682	386
Finished goods	542	134
	$4,840	$5,035

Write-offs of pre-launch inventories
($ in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pre-launch inventory write-offs, net of partner allocation	$2,045	$3,066	$2,457	$3,543

Note 10 – Property, Plant and Equipment, net:

($ in thousands)

	June 30,	December 31,
	2015	2014
Land	$15,375	$11,063
Buildings	64,045	63,589
Machinery and equipment	115,464	97,129
Office equipment, furniture and fixtures	14,714	12,849
Computer software and hardware	34,070	26,369
Leasehold improvements	27,471	26,774
Construction in progress	40,716	37,981
	311,855	275,754
Accumulated depreciation and amortization	(73,919)	(58,440)
	$237,936	$217,314

Depreciation and amortization expense related to property, plant and equipment
($ in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Depreciation and amortization expense	$8,095	$7,367	$16,369	$13,911

Note 11 – Intangible Assets, net:

($ in thousands)

	June 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Developed products (1)	$1,065,866	$(449,532)	$616,334	$957,166	$(373,602)	$583,564
Other product related royalty streams	115,600	(45,428)	70,172	115,600	(37,334)	78,266
IPR&D (2)	250,914	—	250,914	351,614	—	351,614
Trade names (3)	27,100	(188)	26,912	27,100	(118)	26,982
Other (4)	6,952	(1,188)	5,764	1,153	(826)	327
	$1,466,432	$(496,336)	$970,096	$1,452,633	$(411,880)	$1,040,753

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
We recorded amortization expense related to intangible assets of $84.5 million for the six months ended June 30, 2015 and $83.2 million for the six months ended June 30, 2014. Amortization expense was included in cost of goods sold.
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
IPR&D assets are related to R&D projects that were incomplete at the Merger. There are 57 projects associated with IPR&D. Due to the nature of our generic product portfolio pipeline, individual products in the annual IPR&D groups are expected to launch within an annual time period or reasonably close thereto. When the first product of each annual IPR&D group launches, it is our policy to commence amortization of the entire annual group utilizing the related cash flows expected to be generated for the annual group. The remaining net book value of the related intangible asset associated with subsequently developed annual IPR&D groups will be amortized over a weighted average amortization period of approximately fourteen years.
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
During the six months ended June 30, 2015, we acquired a NDA from AstraZeneca for Zafirlukast for $8.0 million along with a short term supply agreement. We recorded an intangible asset in the same amount which will be amortized over the expected life of the product of three years.

Intangible Asset Impairments
During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77.6 million for six generic products not expected to achieve their originally forecasted operating results including one discontinued product and inclusive of a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation.

Estimated Amortization Expense for Existing Intangible Assets at June 30, 2015
The following table assumes the intangible asset related to the Par trade name as an indefinite-lived asset will not be amortized in the future.

($ in thousands)

Estimated
Amortization
Expense
Remainder of 2015	$70,135
2016	156,281
2017	168,305
2018	134,632
2019	118,971
2020 and thereafter	295,372
$943,696

Note 12 – Goodwill:

($ in thousands)

	June 30,	December 31,
	2015	2014
Balance at beginning of period	$1,012,108	$855,726
Additions:
Par Sterile Acquisition (1)	—	156,382
Par Biosciences Acquisition (2)	6,942	—
Innoteq Acquisition (3)	17,908	—
Par Actives Acquisition (4)	7,120	—
Balance at end of period	$1,044,078	$1,012,108

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

(4) As noted in Note 6 - “Par Actives Acquisition,” we acquired Par Actives as of June 17, 2015. Based upon our preliminary purchase price allocation, we recorded $7.1 million of goodwill. This goodwill was allocated to Par.

Goodwill is not being amortized, but is tested at least annually, on or about October 1st or whenever events or changes in business circumstances necessitate an evaluation for impairment using a fair value approach. The goodwill impairment test consists of a two-step process. The first step is to identify a potential impairment and the second step measures the amount of impairment, if any. We will perform a qualitative assessment ("Step Zero analysis") to determine whether it is necessary to perform the two-step goodwill impairment test. The Step Zero analysis entails an assessment of the totality of events and circumstances that could affect the comparison of a reporting unit's fair value with its carrying amount. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. As of October 1, 2014, Par performed its annual goodwill impairment assessment and concluded there was no impairment. No impairments of goodwill have been recognized through June 30, 2015.

Note 13 – Income Taxes:
($ in thousands)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Provision (benefit) for income taxes	$442	$(18,106)	$12,161	$(42,338)
Effective tax rate	8%	40%	32%	39%

The effective tax rate for the three months ended June 30, 2015 reflects benefits for deductions specific to U.S. domestic manufacturing companies and certain audit settlements, tempered by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective rate for the three months ended June 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation, offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
The effective tax rate for the six months ended June 30, 2015 reflects benefits for deductions specific to U.S. domestic manufacturing companies and certain audit settlements, tempered by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective rate for the six months ended June 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation, offset by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.
Current deferred income tax assets at June 30, 2015 consist of temporary differences primarily related to accounts receivable reserves and inventory reserves. Non-current deferred income tax liabilities at June 30, 2015 consist of timing differences primarily related to intangible assets, debt, depreciation and stock compensation.
Par Pharmaceutical Companies, Inc. is no longer subject to IRS audit for periods prior to 2012.  Par is currently under audit in one state jurisdiction for the years 2010 to 2013.  In most other state jurisdictions, we are no longer subject to examination by state tax authorities for years prior to 2007.
We reflect interest and penalties attributable to income taxes, to the extent they arise, as a component of income tax provision or benefit.
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10 represents an unrecognized tax benefit.  An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of June 30, 2015, we had $14.9 million included in “Long-term liabilities” on the condensed consolidated balance sheet that represented unrecognized tax benefits, interest and penalties based on evaluation of tax positions. During the six months ended June 30, 2015, we recorded an increase in unrecognized tax benefits of $1.9 million as a result of tax positions taken during the period, and a decrease in unrecognized tax benefits of $2.2 million as a result of certain audit settlements. We expect that a portion of this total liability could potentially settle in the next 12 months. However, the dollar range for a potential settlement cannot be estimated at this time.

Note 14 - Debt:
($ in thousands)

	June 30,	December 31,
	2015	2014
Senior credit facilities:
Senior secured term loan	$1,851,460	$1,435,837
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	2,341,460	1,925,837
Less unamortized debt discount to senior secured term loan	(8,450)	(7,265)
Less current portion	(18,753)	(14,503)
Long-term debt	$2,314,257	$1,904,069

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) change the nature of our business; (viii) repay or redeem certain junior indebtedness, (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of June 30, 2015.
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
    On February 25, 2015, we entered into another amendment to our Senior Credit Facility which authorized the funding of a new tranche of term loans (the “Term B-3 Loans”) in an aggregate principal amount of $425.0 million. The terms of the Term B-3 Loans are substantially the same as the terms of the existing Term B-2 Loans, except that (1) the interest rate margins applicable to Term B-3 Loans are 3.25% for LIBOR and 2.25% for base rate, a 25 basis point increase compared to the Term B-2 Loans, and (2) the Term B-3 Loans are subject to a soft call provision applicable to the optional prepayment of the loans which requires a premium equal to 1.00% of the aggregate principal amount of the loans being prepaid if, on or prior to August 25, 2015, the Company enters into certain repricing transactions. Additionally, all voluntary and mandatory prepayments of outstanding term loans must be made pro rata among the Term B-3 Loans and the Term B-2 Loans. Borrowings under the Term B-3 Loans, along with cash on hand, were used to fund the Dividend Recapitalization, as defined in Note 17 - "Share-Based Compensation".
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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”). The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of June 30, 2015.
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

The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40.0 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40.0 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) redeem or repay certain subordinated indebtedness; (viii) engage in mergers or consolidations with or into other companies; and, (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody’s Investors Service, Inc. and Standard & Poor’s, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of June 30, 2015.
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
Debt Maturities as of June 30, 2015

Debt Maturities as of June 30, 2015	($ in thousands)
Remainder of 2015	9,377
2016	18,753
2017	18,753
2018	18,753
2019	1,785,824
2020	490,000
Total debt at June 30, 2015	$2,341,460

Note 15 - Derivative Instruments and Hedging Activities:
Risk Management Objective of Using Derivatives
We are exposed to certain risks arising from global economic conditions. We manage economic risks, including interest rate risk, primarily through the use of derivative financial instruments. All derivatives are carried at fair value on our consolidated balance sheets. We do not enter into speculative derivatives. Specifically, we enter into derivative financial instruments to manage exposures that arise from payment of future known and uncertain cash amounts related to our borrowings, the value of which are determined by LIBOR interest rates. We may net settle any of our derivative positions under agreements with our counterparty, when applicable. All preexisting derivatives were terminated during the second quarter of 2015 in anticipation of completing the Endo Merger during the second half of 2015.

Cash Flow Hedges of Interest Rate Risk via Interest Rate Caps
Our objective in using interest rate derivatives was to add certainty to interest expense amounts and to manage our exposure to interest rate movements, specifically to protect us from variability in cash flows attributable to changes in LIBOR interest rates. To accomplish this objective, we primarily used interest rate caps as part of our interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if LIBOR exceeds the strike rate in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. We entered into such derivatives to hedge the variable cash flows associated with existing variable-rate debt under our Credit Agreement. We assessed effectiveness and the effective portion of changes in the fair value of derivatives designated and qualified as cash flow hedges for financial reporting purposes was recorded in “Accumulated other comprehensive loss” on our consolidated balance sheet and was reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings during the three months ended June 30, 2015 when the derivatives were terminated and the likelihood of further interest expense became remote.

Interest Rate Caps
As of June 30, 2015, we had no outstanding interest rate caps. The caps were terminated in June 2015 and the previously recorded loss in other comprehensive income was recorded in interest expense as ineffective because further interest expense is remote after the third quarter of 2015 and the amount of other comprehensive income related to the third quarter of 2015 was not significant. Prior to termination, we had eight outstanding interest rate caps with two counterparties with various termination dates and notional amounts, which we deemed to be effective for accounting purposes. These derivatives had a combined notional value of $750.0 million, with effective dates as of either September 30, 2013 or 2014, and with termination dates each September 30th beginning in 2015 and ending in 2018. Consistent with the terms of the Credit Agreement, the interest rate caps had a strike of 1% which matched the LIBOR floor of 1.0% on the debt. The premium was deferred and paid over the life of the instrument. The effective annual interest rate related to these interest rate caps was a fixed weighted average rate of approximately 4.8%. These instruments were designated for accounting purposes as cash flow hedges of interest rate risk related to our Credit Agreement. Payments under these interest rate caps were reflected as interest expense on our condensed consolidated statements of operations. In addition, amounts reported in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet related to derivatives were reclassified to interest expense as interest payments are made on our variable-rate debt under the Credit Agreement.

Fair Value
As of the effective date, we designated the interest rate cap agreements as cash flow hedges. As cash flow hedges, unrealized gains were recognized as assets while unrealized losses were recognized as liabilities. The interest rate cap agreements were highly correlated to the changes in LIBOR interest rates. The effective portion of such gains or losses was recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses was recorded as a component of interest expense. As of June 30, 2015, all caps were terminated and no amount is recorded as part of “Accumulated other comprehensive loss” on our condensed consolidated balance sheet.
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

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivative instruments as of June 30, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
($ in thousands)		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate cap contracts		$—	$—	Other Current Liabilities	$—	(5,763)
Interest rate cap contracts		—	—	Other Non-Current (Liabilities)	—	(138)
Interest rate cap contracts				Other Assets	—	201

Total derivatives designated as hedging instruments under ASC 815		$—	$—		$—	$(5,700)
Total derivatives		$—	$—		$—	$(5,700)

The following table summarizes information about the fair values of our derivative instruments on the condensed consolidated statements of other comprehensive income (loss) for the six months ended June 30, 2015 and June 30, 2014 (Pre-tax):

($ in thousands)	Six months ended
Other Comprehensive Loss Rollforward:	June 30, 2015	June 30, 2014
Beginning Balance Gain/(Loss) (Pre-tax)	$(5,700)	$(1,189)
Amount Recognized in Other Comprehensive Loss on Derivative (Pre-tax)	3,000	(6,674)
Amount Reclassified from Other Comprehensive Loss into Interest Expense (Pre-tax)	2,700	1,995
Ending Balance Gain/(Loss) (Pre-tax)	$—	$(5,868)

The following table summarizes the effect and presentation of derivative instruments, including the effective portion or ineffective portion of our cash flow hedges, on the condensed consolidated statements of operations for the periods ending June 30, 2015 and 2014:
($ in thousands)

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Six Months Ended June 30, 2015 and June 30, 2014

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Loss) (Effective Portion)		Location of Gain or (Loss) Recognized in Income (Loss) on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
	2015	2014		2015	2014		2015	2014
Interest rate cap contracts	$3,000	$(6,674)	Interest Expense	$(2,700)	$(1,995)	Interest Expense	$(7,582)	$—

Total	$3,000	$(6,674)		$(2,700)	$(1,995)		$(7,582)	$—

Note 16 – Changes in Stockholders’ Equity:
Changes in our Common Stock, Additional Paid-In Capital and Accumulated Other Comprehensive Income (Loss) accounts during the six-month period ended June 30, 2015 were as follows:

(share amounts and $ in thousands)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2014	—	$—	$808,647	$(3,648)
Realized loss on cash flow hedges, net of tax of $1,650	—	—	—	(2,932)
Less: reclassification adjustment for net losses included in net income (loss), net of tax of $3,701	—	—	—	6,580
Compensatory arrangements	—	—	7,765	—
Capital contribution from Holdings	—	—	415	—
Cash settlement of Holdings stock option exercises, net	—	—	(1,132)	—
Dividends paid and dividend-equivalent payments, net of tax	—	—	(517,667)	—
Balance, June 30, 2015	—	$—	$298,028	$—

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
In 2014, in view of the limited number of shares remaining in the Plan and in order to enhance the Company’s ability to retain employees and to increase the mutuality of interests between employees and stockholders, the Board of Directors of Holdings amended the Plan to increase the maximum number of shares of Holdings Common Stock, $0.001 par value per share (the “Stock”) that may be delivered in satisfaction of, or may underlie, awards under the Plan, including stock options (the “Pool”), by 8,750,000 shares of Stock. At June 30, 2015, approximately 0.2 million total shares of Stock were available for future issuances from the Pool.
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
We used the Black-Scholes stock option pricing model to estimate the fair value of Tranche 1 and Tranche 2 without a market condition (service and performance conditions only) stock option awards issued during the six-month periods ended June 30, 2015 and June 30, 2014 with the following weighted average assumptions:

	Six months ended
	June 30, 2015	June 30, 2014
TRANCHE 1
Risk-free interest rate	1.5%	2.1%
Expected life (in years)	6.0	6.3
Expected volatility	46.0%	63.0%
Dividend per share, as applicable	$0.63	$0.00
Adjusted exercise price, as applicable	$1.93	n/a
Adjusted estimate of price per Holdings common share	$2.77	n/a

	Six months ended
	June 30, 2015	June 30, 2014
TRANCHE 2
Risk-free interest rate	1.5%	2.1%
Expected life (in years)	6.2	6.5
Expected volatility	46.0%	63.0%
Dividend per share, as applicable	$0.63	$0.00
Adjusted exercise price, as applicable	$1.93	n/a
Adjusted estimate of price per Holdings common share	$2.77	n/a
A summary of the calculated estimated grant date fair value per option is as follows:

	Six months ended
	June 30,	June 30,
Fair value of stock options	2015	2014
TRANCHE 1	$1.66	$0.83
TRANCHE 2 without market condition	$1.68	$0.85
TRANCHE 2 with market condition	$1.39	$0.72

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

Set forth below is the impact on our results of operations of recording share-based compensation from stock options ($ amounts in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Cost of goods sold	$252	$300	$505	$388
Selling, general and administrative	2,266	2,668	7,194	3,499
Total, pre-tax	$2,518	$2,968	$7,699	$3,887
Tax effect of share-based compensation	(906)	(1,068)	(2,772)	(1,399)
Total, net of tax	$1,612	$1,900	$4,927	$2,488

There is approximately $16 million of unamortized shared-based compensation expense at June 30, 2015 that will be recognized in the second half of 2015 with the expected completion of the Endo Merger, as described in the preamble to notes to these condensed consolidated financial statements.
The following is a summary of our stock option activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 1
Balance at December 31, 2014	27,864	$1.09
Granted	1,399	2.14	(1)
Exercised	—	—
Forfeited	—	—
Balance at June 30, 2015	29,263	$0.99	(1)	7.8	$170,311
Exercisable at June 30, 2015	10,200	$1.05		7.6	$58,752
Vested and expected to vest at June 30, 2015	28,994	$1.01	(1)	7.8	$168,165

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Life	Aggregate Intrinsic Value
TRANCHE 2
Balance at December 31, 2014	26,924	$1.09
Granted	1,399	2.14	(1)
Exercised	(60)	1.00
Forfeited	—	—
Balance at June 30, 2015	28,263	$0.99	(1)	7.8	$164,491
Exercisable at June 30, 2015	9,393	$1.05		7.5	$54,104
Vested and expected to vest at June 30, 2015	27,832	$1.01	(1)	7.8	$161,426
(1) The Weighted Average Exercise Price associated with Granted, Balance at June 30, 2015 and Vested and expected to vest at June 30, 2015 reflect the reduction of the exercise price of the applicable stock option awards as a form of antidilution protection required as part of the Dividend Recapitalization.
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

The following is a summary of our Rollover Stock Options activity (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance at December 31, 2014	17,083	$0.25
Granted	—	—
Exercised	(205)	0.25
Forfeited	(34)	0.25
Balance at June 30, 2015	16,844	$0.25	5.0	$110,497
Exercisable at June 30, 2015	16,844	$0.25	5.0	$110,497

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
Set forth below is the impact on our results of operations of recording share-based compensation from RSUs for the periods ended June 30, 2015 and 2014 ($ in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Cost of goods sold	$—	$—	$—	$—
Selling, general and administrative	34	27	66	50
Total, pre-tax	$34	$27	$66	$50
Tax effect of stock-based compensation	(12)	(10)	(24)	(18)
Total, net of tax	$22	$17	$42	$32
The following is a summary of our RSU activity for the six-month period ended June 30, 2015 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted Average Grant Price	Aggregate Intrinsic Value
Balance at December 31, 2014	325	$1.00
Granted	20	2.56
Vested	—	—
Forfeited	—	—
Non-vested restricted stock unit balance at June 30, 2015	345	$1.09	$2,349
Long-term Cash Incentive Awards
In conjunction with the Merger and subsequent thereto, certain employees were granted awards under Long-term Cash Incentive Award Agreements from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., initial public offering or sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the equity invested in Holdings by the Sponsor. There is no vesting period under the related Long-term Cash Incentive Award Agreements. The grantees must be employed by Holdings and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment.
Potential accruals related to these awards are evaluated quarterly. If information available before the financial statements are issued indicates that it is probable that a liability had been incurred at the date of the financial statements then an accrual should be made for the estimated cash payout. As the result of the execution of the Endo Merger Agreement on May 18, 2015, as described in the preamble to these notes to condensed consolidated financial statements, approximately $33 million will be payable to the employees that were granted awards when there is a change in control as defined by the Long-term Cash Incentive Award Agreements.

The completion of the Endo Merger is expected in the second half of 2015. No amount was accrued for the Long-term Cash Incentive Award Agreements at June 30, 2015.
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

Patent Related Matters
On April 28, 2006, CIMA Labs, Inc. (“CIMA”) and Schwarz Pharma, Inc. (“Schwarz Pharma”) filed separate lawsuits against us in the U.S. District Court for the District of New Jersey. CIMA and Schwarz Pharma each have alleged that we infringed U.S. Patent Nos. 6,024,981 (the “’981 patent”) and 6,221,392 (the “’392 patent”) by submitting a Paragraph IV certification to the FDA for approval of alprazolam orally disintegrating tablets. The complaints generally seek (i) a finding of infringement, validity and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) unspecified damages. On July 10, 2008, the U.S. Patent and Trademark Office (“USPTO”) rejected all claims pending in both the ‘392 and ‘981 patents. On September 28, 2009, the USPTO’s Patent Trial and Appeal Board (“PTAB”) affirmed the Examiner’s rejection of all claims in the ‘981 patent, and on March 24, 2011, the PTAB affirmed the rejections pending for both patents and added new grounds for rejection of the ‘981 patent. On June 24, 2011, the plaintiffs re-opened prosecution on both patents at the USPTO. On May 13, 2013, the PTAB reversed outstanding rejections to the currently pending claims of the ’392 patent reexamination application and affirmed a conclusion by the Examiner that testimony offered by the patentee had overcome other rejections. On September 20, 2013, a reexamination certificate was issued for the ’392 patent, and on January 9, 2014, a reexamination certificate was issued for the ’981 patent, each incorporating narrower claims than the respective originally-issued patent. We reached a settlement in principal with plaintiffs in July 2015 and recorded a related $0.4 million charge in the second quarter of 2015.  We expect this action will be terminated following negotiation and execution of definitive settlement documents.
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
On September 1, 2011, we, along with EDT Pharma Holdings Ltd. (now known as Alkermes Pharma Ireland Limited) (Elan), filed a complaint against TWi Pharmaceuticals, Inc. (“TWi”) of Taiwan in the U.S. District Court for the District of Maryland alleging infringement of U.S. Patent No. 7,101,576 because TWi filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES. Our complaint seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. A bench trial was held from October 7-15, 2013. On February 21, 2014, the District Court issued a decision in favor of TWi, finding all asserted claims of the ‘576 patent invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond.  On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining TWi’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond.  On July 28, 2015, the District Court issued a decision on remand in favor of TWi, finding all asserted claims of the ’576 patent invalid for obviousness and non-enablement, and we filed a notice of appeal to the Federal Circuit on the same day. Also on July 28, 2015, TWi launched its generic product, and we launched an authorized generic version shortly thereafter.  Our motions for a temporary restraining order to enjoin TWi’s generic launch were denied by the District Court and Federal Circuit. We intend to continue to vigorously pursue our case. The estimated range of loss related to this matter is $0 to $16.0 million for potential lost profits of TWi. As of June 30, 2015, we also had an associated intangible asset with a net book value of approximately $37.0 million that may be fully or partially impaired if our appeal is unsuccessful.
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
On October 25, 2012, Purdue Pharma L.P. (“Purdue”) and Transcept Pharmaceuticals (“Transcept”) filed a lawsuit against us in the U.S. District Court for the District of New Jersey. The complaint alleged infringement of U.S. Patent Nos. 8,242,131 and 8,252,809 because we submitted an ANDA with a Paragraph IV certification seeking FDA approval of zolpidem tartrate sublingual tablets 1.75 and 3.5 mg. The complaint generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On November 24, 2014, we reached an agreement with Purdue and Transcept to stay our case contingent upon our agreement to be bound by the District Court’s decision in Transcept’s trial against Actavis and Novel Laboratories, which commenced December 1, 2014. On March 27, 2015, the District Court issued an opinion in favor of Actavis and Novel Laboratories, and on April 9, 2015, the District Court accordingly entered judgment in favor of Par, finding the patents-in-suit invalid. On May 6, 2015, the plaintiffs appealed the March 27, 2015 District Court decision to the U.S. Court of Appeals for the Federal Circuit. We will continue to monitor the progress of the appeal, to which judgment we would be subject.
On January 8, 2013, we were substituted for Actavis as defendant in litigation then pending in the U.S. District Court for the District of Delaware. The action was brought by Novartis against Actavis for filing an ANDA with a Paragraph IV certification seeking FDA approval of rivastigmine transdermal extended release film 4.6 and 9.5 mg/24 hr. We assumed the rights to this ANDA. The complaint alleges infringement of U.S. Patents 5,602,176; 6,316,023; and 6,335,031 and generally seeks (i) a finding of infringement, validity, and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On August 22, 2013, Novartis filed an additional complaint in view of our submission of an ANDA supplement containing a Paragraph IV certification adding the 13.3 mg/24 hr. strength. A trial was held August 26-29, 2013, and a second bench trial directed to our non-infringement positions was held on May 1-2, 2014. On June 27, 2014, we filed a declaratory judgment action against Novartis in the same Court, seeking judgment of non-infringement and invalidity on all asserted patents in view of all strengths embraced by our ANDA. On August 29, 2014, the Court in the first action entered judgment in our favor, finding that we do not infringe the asserted patents. On October 7, 2014, the Court entered judgment in our favor on the declaratory judgment complaint. On October 20, 2014 and October 30, 2014, Novartis filed notices of appeal to the U.S. Court of Appeals for the Federal Circuit from both the original case as well as the complaint initiated on the ANDA supplement. On November 7, 2014, Novartis filed an appeal from the declaratory judgment decision. On May 21, 2015, the Court of Appeals for the Federal Circuit affirmed the lower court’s finding of non-infringement in our favor, and the litigation concluded on June 29, 2015.
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
On August 20, 2013 and April 4, 2014, MonoSol RX and Reckitt Benckiser filed lawsuits against us in the U.S. District Court for the District of Delaware. The complaints allege infringement of U.S. Patent Nos. 8,017,150; 8,475,832; and 8,603,514 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of EQ 2/0.5, 8/2, 4/1, 12/3 mg base buprenorphine HCl/naloxone HCl sublingual films. The complaints generally seek (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. On December 31, 2014, the plaintiffs filed a complaint on the same ANDA filing, adding U.S. Patent Nos. 8,900,497 and 8,906,277. We intend to defend these actions vigorously.
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
On June 20, 2014, Otsuka Pharmaceutical Co. filed a lawsuit against us in the U.S. District Court for the District of Delaware. The complaint alleges infringement of U.S. Patent Nos. 5,753,677 and 8,501,730 because we submitted an ANDA with a Paragraph IV certification to the FDA for approval of 15 and 30 mg tolvaptan oral tablets. The complaint generally seeks (i) a finding of infringement; and (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit. We intend to defend this action vigorously.
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
Under a Development and Supply Agreement between Pharmaceutics International, Inc. (“PII”) and Par Sterile, PII agreed to develop and manufacture, and Par Sterile agreed to market and sell, certain pharmaceutical products, including zoledronic acid, the generic version of Zometa® and Reclast®. Under the Agreement, the parties agreed to share equally all mutually agreed expenses and costs of Paragraph IV proceedings related to the product, including any costs and expenses related to any mutually agreed upon settlement. On February 20, 2013, Novartis Pharmaceuticals Corporation filed a lawsuit against PII, along with several other defendants, in the U.S. District Court for the District of New Jersey, for filing ANDAs with Paragraph IV certifications seeking FDA approval of both zoledronic acid eq 4 mg base/5 ml vials and zoledronic acid eq 5 mg base/100 ml bottles. The complaint alleges, among other things, that the sale of generic versions of Reclast® and Zometa® would infringe one or more of U.S. Patent Nos. 8,324,189; 7,932,241; and 8,052,987 and seeks (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. On March 1, 2013, the District Court denied Novartis’s request for a temporary restraining order against PII and the other defendants. On March 4, 2013, Par Sterile began distribution of PII’s generic Zometa® product and began distribution of the generic Reclast® product in December 2013. On December 3, 2014, in view of the foregoing, Novartis sued Par Sterile in the same court, seeking (i) a finding of infringement, validity, and/or enforceability; (ii) a permanent injunction be entered, terminating at the expiration of the patents-in-suit; and (iii) damages or other monetary relief in light of commercial manufacture, use, offers to sell, or sale of the ANDA products. On July 14, 2015, the parties submitted to the court a proposed stipulation to stay proceedings pending government review of a confidential settlement agreement into which they had entered. We recorded a charge of $10.0 million related to this settlement in the second quarter of 2015. We are negotiating with PII to recover some portion of this settlement.
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
On June 9, 2015, Fresenius Kabi USA, LLC filed a lawsuit against us in the U.S.District Court for the District of New Jersey. The complaint alleges infringement of U.S. Patent No. 9,006, 289 because we had previously submitted an ANDA to which we later appended a Paragraph IV certification (in view of the later-issued patent) to the FDA for approval of 100, 200, and 500 mcg/vial levothyroxine sodium intravenous powder. The complaint generally seeks (i) a finding of infringement and (ii) a permanent injunction to be entered, terminating at the expiration of the patent-in-suit. We intend to defend this action vigorously.
On June 12, 2015, we, along with Alkermes Pharma Ireland Limited, filed a complaint against Breckenridge Pharmaceutical, Inc., TWi Pharmaceuticals, Inc., and TWi Pharmaceuticals USA, Inc. in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 9,040,088 because the defendants had filed ANDAs seeking FDA approval of generic versions of Megace® ES. Our complaint seeks (i) a finding of infringement, validity and/or enforceability; and (ii) a permanent injunction be entered, terminating at the expiration of the patent-in-suit. Following a July 28, 2015 decision of the U.S. District Court for the District of Maryland in a parallel litigation against defendant TWi, that litigant launched its generic version of the product on the same day, and we launched an authorized generic version shortly thereafter. We intend to vigorously pursue our case.
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
On February 17, 2014, the Dane County Circuit Court for the State of Wisconsin dismissed the state law qui tam action brought on behalf of the state of Wisconsin by Peggy Lautenschlager and Bauer & Bach, LLC. On June 12, 2014, the Dane County Circuit Court denied the plaintiffs’ renewed motion to amend the complaint and issued a final order of dismissal on the merits, without prejudice. The plaintiffs subsequently appealed the ruling, and on September 22, 2014, the Wisconsin Court of Appeals dismissed the plaintiffs’ appeal. On August 11, 2014, plaintiffs filed a similar AWP qui tam action under seal in the Dane County Circuit Court, and on December 19, 2014 the State of Wisconsin declined to intervene. On January 13, 2015, the Dane County Circuit Court unsealed the complaint. The complaint generally seeks (i) a judgment for qui tam plaintiffs; (ii) a declaration that defendants’ actions violated Wis. Stat. § 20.931; (iii) an award of treble damages to the State; (iv) an order that defendants pay civil penalties for statutory violations of not less than $5,000 for each violation; and (v) an award of an appropriate share of the proceeds to qui tam plaintiffs. We intend to vigorously defend this lawsuit.

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
On December 5, 2014, we received a subpoena from the Antitrust Division of the DOJ requesting documents related to communications with competitors regarding our authorized generic version of Covis’s Lanoxin® (digoxin) oral tablets and our generic doxycycline products. We are cooperating with the DOJ in this inquiry and intend to continue to do so.
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
On February 9, 2015, we received a Civil Investigative Demand from the FTC instructing production of, among other documents, all documents related to our license agreement and manufacturing and supply agreement with Concordia Pharmaceuticals, Inc. (the “Concordia Agreements”) relating to our sale of clonidine hydrochloride extended release tablets, the generic version of Concordia’s Kapvay® (the “FTC Investigation”). We have negotiated a settlement of the FTC Investigation under which we have agreed to entry of an FTC order prohibiting the Company from enforcing any provision of the Concordia Agreements that would prevent Concordia from marketing an authorized generic version of Kapvay® and prohibiting any future agreement between a brand-name company and us that would prevent the brand-name company from marketing an authorized generic version of a branded drug during any period of time when there is no patent in effect and listed in FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the “Orange Book,” covering the branded drug. Under the order, we will be subject to certain antitrust compliance and reporting requirements typical of FTC orders. The settlement and entry of the agreed-upon order are subject to initial acceptance by the FTC, publication of the settlement’s terms and a period of public comment, and the FTC’s final acceptance of the settlement.
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

The financial data for the two business segments are as follows ($ in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Par Pharmaceutical	$314,768	$278,834	$661,396	$552,640
Par Specialty	17,453	16,571	30,068	31,849
Total revenues	$332,221	$295,405	$691,464	$584,489

Gross margin:
Par Pharmaceutical	$126,901	$83,884	$263,620	$167,529
Par Specialty	12,844	9,625	21,198	20,295
Total gross margin	$139,745	$93,509	$284,818	$187,824

Operating income (loss):
Par Pharmaceutical	$45,524	$(8,560)	$112,514	$(31,571)
Par Specialty	334	(8,967)	(5,157)	(20,111)
Total operating income (loss)	$45,858	$(17,527)	$107,357	$(51,682)
Interest income	15	—	31	14
Interest expense	(39,993)	(27,499)	(69,504)	(52,966)
Loss on debt extinguishment	—	—	—	(3,989)
Provision (benefit) for income taxes	442	(18,106)	12,161	(42,338)
Net income (loss)	$5,438	$(26,920)	$25,723	$(66,285)

Total revenues of our top selling products were as follows ($ in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Product
Par Pharmaceutical
Budesonide (Entocort®)	$28,042	$38,266	$56,919	$75,615
Vasostrict®	25,238	—	52,062	—
Bupropion ER (Wellbutrin®)	20,524	18,423	42,086	34,765
Omega-3 acid ethyl esters (Lovaza®)	17,207	—	40,641	—
Oxycodone (Oxycontin®)	13,812	—	16,197	—
Metoprolol succinate ER (Toprol-XL®)	12,055	12,096	23,077	26,213
Propafenone (Rythmol SR®)	11,489	15,266	23,660	36,377
Divalproex (Depakote®)	8,522	15,511	16,984	35,917
Other	172,169	174,286	379,083	333,328
Other product related revenues	5,710	4,986	10,687	10,425
Total Par Pharmaceutical Revenues	$314,768	$278,834	$661,396	$552,640

Par Specialty
Megace® ES	$5,338	$7,779	$10,324	$15,932
Nascobal® Nasal Spray	9,339	8,172	15,842	14,496
Cortisporin® TC	2,010	—	2,010	—
Other and other product related revenues	766	620	1,892	1,421
Total Par Specialty Revenues	$17,453	$16,571	$30,068	$31,849

(1)
The further detailing of revenues of the other approximately 90 generic drugs was not considered significant to the overall disclosure due to the lower volume of revenues associated with each of these generic products. No single product in the other category was significant to total generic revenues for the six-month periods ended June 30, 2015 and 2014.

(2)	Other product related revenues primarily represents licensing and royalty related revenues from profit sharing agreements.

Note 20 – Restructuring:
Restructuring initiated in the first quarter of 2014
Subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction.
($ in thousands)

Restructuring Activities (Par Sterile)	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at June 30, 2015
Severance and employee benefits to be paid in cash	$1,146	$3,527	$(3,930)	$—	$743
Total restructuring costs line item	$1,146	$3,527	$(3,930)	$—	$743

Restructuring initiated in the fourth quarter of 2014
Due to the change in our product development strategy, we eliminated approximately 36 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction. During the six months ended June 30, 2015, we incurred approximately $0.6 million of additional net charges representing employees earning severance through their termination dates net of employees that were subsequently retained with their severance accruals reversed.
($ in thousands)

Restructuring Activities (Irvine)	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at June 30, 2015
Severance and employee benefits to be paid in cash	$740	$792	$(1,119)	$(160)	$253
Total restructuring costs line item	$740	$792	$(1,119)	$(160)	$253

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
PENDING ENDO MERGER
On May 18, 2015, Endo International plc, a public limited company incorporated under the laws of Ireland, entered into an Agreement and Plan of Merger (the “Endo Merger Agreement”) with Holdings, Endo Limited, a private limited company incorporated under the laws of Ireland, Endo Health Solutions Inc., a Delaware Corporation, Banyuls Limited, a private limited company incorporated under the laws of Ireland ("Buyer"), Hawk Acquisition ULC, a Bermudian unlimited liability company ("Merger Sub") and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the Stakeholder Representative (as defined in the Merger Agreement). Pursuant to the terms and conditions of the Endo Merger Agreement, Merger Sub will merge with and into Holdings (the “Endo Merger”), with Holdings surviving the Endo Merger as a subsidiary of Buyer.
Subject to the terms and conditions of the Endo Merger Agreement, upon consummation of the Endo Merger, the Buyer will acquire all of the outstanding shares of Holdings for $8,050,000,000 in aggregate consideration, which will consist of $6,500,000,000 in cash (subject to certain adjustments) and 18,084,448 ordinary shares of the Buyer, as further described in the Endo Merger Agreement. Completion of the Endo Merger is expected in the second half of 2015 and is subject to regulatory approval in the U.S. and certain other jurisdictions, as well as other customary closing conditions.

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
To finance the Merger, the Sponsor arranged for an offering of $490.0 million in aggregate principal amount of 7.375% Senior Notes due 2020 (the “Notes”) by Sky Growth Acquisition Corporation. The proceeds from the Notes offering, together with the proceeds of our new senior secured credit facilities described below (the “Senior Credit Facilities”), the cash equity contributions by the Sponsor and the Company's cash on hand, were used to fund the consummation of the Merger, the repayment of certain outstanding pre-Merger indebtedness and the payment of related fees and expenses. The Senior Credit Facilities were comprised of a $1,851.5 million senior secured term loan (“Term Loan Facility”) and a $150.0 million senior secured revolving credit facility (“Revolving Facility”) at June 30, 2015. We filed a Form S-4 Registration Statement to exchange our unregistered Notes issued in connection with the Merger for Notes that are registered with the SEC. Our Form S-4 Registration Statement was declared effective as of August 27, 2013. The exchange offer closed on September 30, 2013 and 100% of our Notes issued in connection with the Merger were tendered and exchanged for registered Notes.

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

COMPANY OVERVIEW
Par Pharmaceutical Companies, Inc. (the “Company,” “we,” “us” or “our”) is a leading U.S. pharmaceutical company specializing in developing, licensing, manufacturing, marketing and distributing generic drugs. As of June 30, 2015, we have a generics portfolio of approximately 95 products across an extensive range of dosage forms and delivery systems, including immediate and extended release oral solids (tablets, orally disintegrating tablets, capsules and powders), injectables, nasal sprays, ophthalmics and transdermal patches. Our focus is on high barrier-to-entry generic products that are difficult to formulate, difficult to manufacture or face complex legal and regulatory challenges. We operate primarily in the United States in two business segments: Par Pharmaceutical, which includes generic products marketed under Par Pharmaceutical and sterile products marketed under Par Sterile, and Par Specialty, which markets two branded products, Nascobal® Nasal Spray and Cortisporin®-TC Otic Suspension.
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

Recent Developments
On July 28, 2015, we received an adverse U.S. District Court decision in litigation we’re pursuing against a generic pharmaceutical manufacturer that was seeking to market a generic version of our Megace® ES brand product. We are appealing that decision to the U.S. Court of Appeals for the Federal Circuit. On the same day, the generic challenger launched its generic product, and we launched an authorized generic version shortly thereafter.  Our motions for a temporary restraining order to enjoin the generic launch were denied by the District Court and Federal Circuit. Even if we are successful in our appeal of the District Court's decision, it will be difficult for us to reestablish Megace® ES as a brand product. For more information, please see Note 18 - Commitments, Contingencies and Other Matters: Legal Proceedings.
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
Our recent achievements included significant product launches, such as amlodipine and valsartan tablets, omega-3-acid ethyl esters, Vasostrict®, and entecavir, execution of several business development agreements, and passing all FDA inspections. Generally, products that we have developed internally contribute higher gross-margin percentages than products that we sell under supply and distribution agreements, because under such agreements, we typically pay a percentage of the gross or net profits (or a percentage of sales) to our strategic partners.
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
Our top 10 revenue Par Pharmaceutical products accounted for approximately 49% of total consolidated revenues and a significant percentage of total consolidated gross margins for the quarter ended June 30, 2015. The 2014 addition of Par Sterile to our business expanded our revenue base into the specialty sterile products market, and our expanded product pipeline will further diversify our revenue base in the future.
In addition, our investments in generic product development, including projects with development partners, are expected to yield new ANDA filings.  These ANDA filings are expected to lead to product launches based on one or more of the following: expiry of the relevant 30-month stay period; patent expiry date; and expiry of regulatory exclusivity.  However, such potential product launches may be delayed or may not occur due to various circumstances, including extended litigation, outstanding citizens petitions, other regulatory requirements set forth by the FDA, and stays of litigation.  These ANDA filings would be significant mileposts for us, as we expect many of these potential products to be first-to-file/first-to-market opportunities with gross margins in excess of the average of our current portfolio.  As of June 30, 2015, we or our strategic partners had approximately 117 ANDAs pending with the FDA, which included approximately 42 first-to-file opportunities or potential first-to-market product opportunities.  No assurances can be given that we or any of our strategic partners will successfully complete the development of any of these potential products either under development or proposed for development, that regulatory approvals will be granted for any such product, that any approved product will be produced in commercial quantities or sold profitably.

Par Specialty Pharmaceuticals - Branded Products Division
For Par Specialty, in the near term we plan to continue to invest in the marketing and sales of Nascobal® (cyanocobalamin, USP) Nasal Spray and Cortisporin® TC. In addition, we plan to continue to consider new strategic licenses and product acquisitions to expand our branded product portfolio.
 Beginning in May 2015, our brand field sales force began promotion of Cortisporin® TC, a product acquired with Par Sterile in February 2014 that is indicated for the treatment of outer ear infections.
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
Since January 2013, we reduced our salesforce and curtailed our marketing of Megace® ES, as explained above under “Recent Developments.” We expect the sales decline trend for Megace® ES experienced over the last few years to continue or accelerate due to the effects of our reduced product detailing and an increasingly difficult reimbursement climate. In addition, in 2011 we sued a generic pharmaceutical manufacturer that filed an ANDA with a Paragraph IV certification seeking FDA approval of a generic version of Megace® ES on grounds of patent infringement, and we sued a second Paragraph IV filer in 2013. On February 21, 2014, the District Court issued a decision in favor of the first generic filer, finding all asserted patent claims invalid for obviousness, and we appealed to the U.S. Court of Appeals for the Federal Circuit. On August 12, 2014, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on appeal, requiring us to post a $10.0 million bond. On December 3, 2014, the Federal Circuit reversed the District Court’s decision, remanding for further findings of fact. On March 9, 2015, the District Court granted our motion for preliminary injunction enjoining the first filer’s launch of its generic product pending disposition of the case on remand, requiring us to post a $6.0 million bond. On July 28, 2015, the District Court issued a decision on remand in favor of the first generic filer, finding of the patent invalid for obviousness and non-enablement, and we filed a notice of appeal to the Federal Circuit on the same day. Also on July 28, 2015, the first generic filer launched its generic product, and we launched an authorized generic version shortly thereafter.  Our motions for a temporary restraining order to enjoin the generic launch were denied by the District Court and Federal Circuit. The launch of the generic version of Megace® ES and our subsequent launch of an authorized generic version is having a material adverse impact on our brand sales of the product. For more information, please see Note 18 - Commitments, Contingencies and Other Matters: Legal Proceedings.

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

RESULTS OF OPERATIONS
Results of operations, including segment net revenues, segment gross margin and segment operating loss information for our Par Generic Products segment and our Par Specialty Branded Products segment, consisted of the following:
Revenues
Total revenues of our top selling products were as follows:

	Three months ended			Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	June 30, 2015	June 30, 2014	$ Change
Product
Par Pharmaceutical
Budesonide (Entocort®)	$28,042	$38,266	$(10,224)	$56,919	$75,615	$(18,696)
Vasostrict®	25,238	—	25,238	52,062	—	52,062
Bupropion ER (Wellbutrin®)	20,524	18,423	2,101	42,086	34,765	7,321
Omega-3 acid ethyl esters (Lovaza®)	17,207	—	17,207	40,641	—	40,641
Oxycodone (Oxycontin®)	13,812	—	13,812	16,197	—	16,197
Metoprolol succinate ER (Toprol-XL®)	12,055	12,096	(41)	23,077	26,213	(3,136)
Propafenone (Rythmol SR®)	11,489	15,266	(3,777)	23,660	36,377	(12,717)
Divalproex (Depakote®)	8,522	15,511	(6,989)	16,984	35,917	(18,933)
Other	172,169	174,286	(2,117)	379,083	333,328	45,755
Other product related revenues	5,710	4,986	724	10,687	10,425	262
Total Par Pharmaceutical Revenues	$314,768	$278,834	$35,934	$661,396	$552,640	$108,756

Par Specialty
Megace® ES	$5,338	$7,779	$(2,441)	$10,324	$15,932	$(5,608)
Nascobal® Nasal Spray	9,339	8,172	1,167	15,842	14,496	1,346
Cortisporin® TC	2,010	—	2,010	2,010	—	2,010
Other and other product related revenues	766	620	146	1,892	1,421	471
Total Par Specialty Revenues	$17,453	$16,571	$882	$30,068	$31,849	$(1,781)

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Revenues:
Par Pharmaceutical	$314,768	$278,834	$35,934	12.9%	94.7%	94.4%
Par Specialty	17,453	16,571	882	5.3%	5.3%	5.6%
Total revenues	$332,221	$295,405	$36,816	12.5%	100.0%	100.0%

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Revenues:
Par Pharmaceutical	$661,396	$552,640	$108,756	19.7%	95.7%	94.6%
Par Specialty	30,068	31,849	(1,781)	(5.6%)	4.3%	5.4%
Total revenues	$691,464	$584,489	$106,975	18.3%	100.0%	100.0%

Par Pharmaceutical

Three months ended June 30, 2015 vs. 2014
The increase in generic segment revenues for the three months ended June 30, 2015, as compared to the prior year period was primarily due to the following:

•
The launch of Vasostrict® in November 2014, which is the first and only vasopressin injection with an NDA approved by the FDA. As of June 30, 2015, we are the only supplier of Vasostrict® to the market;

•	the launch of omega-3 acid ethyl esters in July 2014; and

•	the second annual shipment of oxycodone pursuant to a settlement agreement under which we receive a limited quantity of supply once annually over a four year period.

The increases noted above for the three months ended June 30, 2015 were tempered by:

•	budesonide, principally due to lower volume and price resulting from on-going competition in the market;

•	divalproex, principally due to price decline related to on-going competition in the market; and

•	propafenone, mainly related to volume declines following additional competition in the fourth quarter 2014.

Six Months Ended June 30, 2015 vs. 2014
The increase in generic segment revenues for the six months ended June 30, 2015, as compared to the prior year period was primarily due to the following:

•
The launch of Vasostrict® in November 2014, which is the first and only vasopressin injection with an NDA approved by the FDA. As of June 30, 2015, we are the only supplier of Vasostrict® to the market;

•	the launch of omega-3 acid ethyl esters in July 2014;

•	the second annual shipment of oxycodone pursuant to a settlement agreement under which we receive a limited quantity of supply once annually over a four year period; and

•	the increase in "other", primarily driven by launches of amlodipine/valsartan and entecavir in September 2014.

The increases noted above for the six months ended June 30, 2015 were tempered by:

•	divalproex, principally due to price decline related to on-going competition in the market;

•	budesonide, principally due to lower volume and price resulting from on-going competition in the market; and

•	propafenone, mainly related to both volume and price declines following additional competiton in the fourth quarter 2014.

Net sales of products that are manufactured for us by third parties under contract, including our licensed products (which are licensed to us from third-party development partners and also are generally manufactured by third parties), comprised approximately 52% and 54% for the three and six months ended June 30, 2015, respectively, and approximately 51% and 61% of our total product revenues for the three and six months ended June 30, 2014, respectively.  This is primarily driven by the launches/acquisitions of products like budesonide, metoprolol succinate ER, clonidine ER, lamotrigine, divalproex, and entecavir.  We are substantially dependent upon contract-manufactured and licensed products for our overall sales, and any inability by our suppliers to meet demand could adversely affect our future sales.

Par Specialty
Three months ended June 30, 2015 vs. 2014
The increase in the Par Specialty segment revenues for the three months ended June 30, 2015, as compared to the comparable period in 2014 was primarily due to launch of Cortisporin® TC in May 2015 and revenue growth for Nascobal® due to increased volume. These increases were tempered by net sales declines of Megace® ES primarily as a result of decreased volume.
Six Months Ended June 30, 2015 v. 2014
The decrease in the Par Specialty segment revenues for the six months ended June 30, 2015, as compared to the comparable period in 2014 was primarily due to net sales declines of Megace® ES as a result of decreased volume. These decreases were tempered by launch of Cortisporin® TC in May 2015 and revenue growth for Nascobal® primarily due to increased volume.

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
 Our gross revenues for the six month periods ended June 30, 2015 and 2014 before deductions for chargebacks, rebates and incentive programs (including rebates paid under federal and state government Medicaid drug reimbursement programs), sales returns and other sales allowances were as follows:

	Six months ended
($ in thousands)	June 30, 2015	Percentage of Gross Revenues	June 30, 2014	Percentage of Gross Revenues
Gross revenues	$1,597,439		$1,341,422

Chargebacks	(418,934)	26.2%	(396,493)	29.6%
Rebates and incentive programs	(286,324)	17.9%	(194,296)	14.5%
Returns	(25,655)	1.6%	(16,290)	1.2%
Cash discounts and other	(142,953)	8.9%	(117,153)	8.7%
Medicaid rebates and rebates due under other U.S. Government pricing programs	(32,109)	2.0%	(32,701)	2.4%
Total deductions	(905,975)	56.7%	(756,933)	56.4%

Total revenues	$691,464	43.3%	$584,489	43.6%

The total gross-to-net adjustments as a percentage of gross revenues increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to:

•
Chargebacks: the decrease in rate as a percentage of gross revenue was primarily driven by higher sales of products with lower discount rates, including entecavir, amlodipine/valsartan, omega-3 acid ethyl esters, and Vasostrict® which have lower overall discount rates, as well as the favorable impact of bupropion price increase in the third quarter 2014.

•
Rebates and incentive programs: the increase in rate was primarily driven by bupropion, divalproex, and lamotrigine, coupled with impact of recent launches of products with higher rates, including entecavir and omega-3 acid ethyl esters.

•	Returns: the increase in rate was primarily driven by additional reserves for inventory in the wholesale channel due to competition, principally bupropion, resulting in the loss of a major customer.

•
Cash discounts and other: the increase in rate was primarily driven by the impact of shelf stock adjustments on amlodipine/valsartan and omega-3 acid ethyl esters in March 2015 due to competition, partially offset by a decrease in pricing adjustments for bupropion as a result of lost business. Additionally, the Company received lower than expected claims related to price adjustments accrued during the period September 2014 thru December 2014.

•
Medicaid rebates and rebates due under other U.S. Government pricing programs: decrease as a percentage of gross revenues primarily due to a decrease in sales of products subject to certain U.S. Government and state pricing programs (e.g., TriCare, Managed Care and Medicare Part B), including Megace® ES, budesonide and modafinil, partially offset higher utilization of certain drugs (e.g. Nascobal® and entecavir).

The following tables summarize the activity for the six months ended June 30, 2015 and June 30, 2014 in the accounts affected by the estimated provisions described above ($ in thousands):

	Six months ended June 30, 2015
Accounts receivable reserves	Beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(96,492)	$(418,934)	$—	(1)	$434,607	$(80,819)
Rebates and incentive programs	(138,989)	(286,324)	—		297,464	(127,849)
Returns	(84,330)	(25,655)	—		19,215	(90,770)
Cash discounts and other	(86,797)	(146,765)	3,812	(3)	163,644	(66,106)
Total	$(406,608)	$(877,678)	$3,812		$914,930	$(365,544)

Accrued liabilities (2)	$(42,647)	$(32,109)	$—		$47,377	$(27,379)

	Six months ended June 30, 2014
Accounts receivable reserves	Beginning balance	Par Sterile beginning balance	Provision recorded for current period sales	(Provision) reversal recorded for prior period sales		Credits processed	Ending balance
Chargebacks	$(48,766)	$(5,886)	$(396,493)	$—	(1)	$392,889	$(58,256)
Rebates and incentive programs	(75,321)	(5,489)	(194,296)	—		186,739	(88,367)
Returns	(78,181)	(4,398)	(16,290)	—		12,534	(86,335)
Cash discounts and other	(37,793)	(1,792)	(115,705)	(1,448)	(4)	114,187	(42,551)
Total	$(240,061)	$(17,565)	$(722,784)	$(1,448)		$706,349	$(275,509)

Accrued liabilities (2)	$(35,829)	$(382)	$(35,506)	$2,805	(5)	$41,397	$(27,515)

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

(3)
The Company received lower than expected claims related to price adjustments accrued during the period September 2014 through December 2014.  As a result, during the six months ended June 30, 2015, the Company recorded a benefit of approximately $3.8 million.

(4)
During the six months ended June 30, 2014, the Company recorded additional reserves totaling approximately $1.4 million related to prior year claims from customers for various price decreases for the years 2009 through 2012.

(5)
During the six months ended June 30, 2014, we received further additional information related to Managed Medicaid utilization in California and performed a recalculation of average manufacturer’s price.  As a result we reduced our Medicaid accruals by approximately $3.5 million related to the periods March 2010 through December 2013. This activity was partially offset by the expense of $0.7 million related to disputed TriCare claims for the period from January 2009 through December 2013.

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
Gross Margin

	Three months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	June 30, 2015	June 30, 2014
Gross margin:
Par Pharmaceutical	$126,901	$83,884	$43,017	40.3%	30.1%
Par Specialty	12,844	9,625	3,219	73.6%	58.1%
Total gross margin	$139,745	$93,509	$46,236	42.1%	31.7%

	Six months ended
				Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	June 30, 2015	June 30, 2014
Gross margin:
Par Pharmaceutical	$263,620	$167,529	$96,091	39.9%	30.3%
Par Specialty	21,198	20,295	903	70.5%	63.7%
Total gross margin	$284,818	$187,824	$96,994	41.2%	32.1%

The increase in Par Pharmaceutical gross margin dollars for the three months ended June 30, 2015 as compared to the prior year period was primarily due to gross margin dollars from launch of omega-3 acid ethyl esters in the third quarter of 2014 and Vasostrict® in the fourth quarter of 2014, and the second annual shipment of oxycodone as the first annual shipment occurred in the third quarter of 2014, coupled with non-recurrence of amortization of inventory step-up related to the prior year acquisition of Par Sterile. These increases were tempered by the revenue and associated gross margin dollar decline of budesonide and divalproex.
The increase in Par Pharmaceutical gross margin dollars for the six months ended June 30, 2015 as compared to the prior year period was primarily due to gross margin dollars from launches of amlodipine/valsartan and omega-3-acid ethyl esters in the third quarter of 2014 and Vasostrict® in the fourth quarter of 2014, and the second annual shipment of oxycodone as the first annual shipment occurred in the third quarter of 2014, coupled with the full six months impact of all other Par Sterile products, which were acquired in February 2014. These increases were tempered by the revenue and associated gross margin dollar decline of propafenone and divalproex.
Par Specialty gross margin dollars increased for the three and six months ended June 30, 2015 as compared to the prior year periods, primarily due to the launch of Cortisporin® TC in May 2015 and revenue growth for Nascobal®, tempered by revenue decline of Megace® ES.

Operating Expenses

Research and Development

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Research and development:
Par Pharmaceutical	$28,389	$28,231	$158	0.6%	9.0%	10.1%
Par Specialty	188	224	(36)	(16.1)%	1.1%	1.4%
Total research and development	$28,577	$28,455	$122	0.4%	8.6%	9.6%

Par Pharmaceutical:
The increase in Par Pharmaceutical research and development expense for the three months ended June 30, 2015 was driven by:

•	$0.8 million of higher employment related and other costs due to Innoteq and Par Biosciences Acquisitions, tempered by;

•	$0.7 million decrease in user fees driven by timing of filings.

Par Specialty:
Par Specialty research and development principally reflects FDA filing fees for the three months ended June 30, 2015 and June 30, 2014.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Research and development:
Par Pharmaceutical	$55,041	$62,554	$(7,513)	(12.0)%	8.3%	11.3%
Par Specialty	384	501	(117)	(23.4)%	1.3%	1.6%
Total research and development	$55,425	$63,055	$(7,630)	(12.1)%	8.0%	10.8%

Par Pharmaceutical:
The decrease in Par Pharmaceutical research and development expense for the six months ended June 30, 2015 was driven by:

•
$10.7 million decrease in outside development costs primarily driven by payments related to a 2014 injectable product development agreement, combined with lower payments for existing development agreements; tempered by

•	$2.7 million of higher employment related and other costs due to Innoteq and Par Biosciences Acquisitions.

Par Specialty:
Par Specialty research and development principally reflects FDA filing fees for the six months ended June 30, 2015 and June 30, 2014.

Selling, General and Administrative Expenses

	Three months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Selling, general and administrative:
Par Pharmaceutical	$42,674	$33,230	$9,444	28.4%	13.6%	11.9%
Par Specialty	12,267	10,622	1,645	15.5%	70.3%	64.1%
Total selling, general and administrative	$54,941	$43,852	$11,089	25.3%	16.5%	14.8%

The net increase in selling, general and administrative expenditures for the three months ended June 30, 2015 principally reflects:

•	$7.5 million of higher legal expenses primarily due to increased deal costs and corporate related activities;

•	$1.5 million of higher expense for consulting and advisory services related to recent acquisitions and other business development activities;

•	$0.9 million of higher employment related costs due to Acquisitions;

•	$0.7 million increase in Par Specialty selling and marketing costs.

	Six months ended
					Percentage of Total Revenues
($ in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014
Selling, general and administrative:
Par Pharmaceutical	$85,485	$71,239	$14,246	20.0%	12.9%	12.9%
Par Specialty	25,844	23,579	2,265	9.6%	86.0%	74.0%
Total selling, general and administrative	$111,329	$94,818	$16,511	17.4%	16.1%	16.2%

The net increase in selling, general and administrative expenditures for the six months ended June 30, 2015 principally reflects:

•	$10.1 million of higher legal expenses primarily due to increased deal costs and corporate related activities, combined with higher ANDA related activities;

•
$9.9 million of higher employment related costs due to Acquisitions, special discretionary dividend-equivalent bonuses paid to employees granted awards under Long-term Cash Incentive Award Agreements and acceleration of option expense combined with stock option grants;

•	1.3 million increase in Par Specialty selling and marketing costs;

•	$1.2 million of higher expense for consulting and advisory services related to recent acquisitions and other business development activities; tempered by

•	$6.6 million of expense related to additional borrowings and repricing of our Term Loan Facility plus associated transaction fees of $0.5 million in 2014.

Intangible Assets Impairment

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Intangible asset impairment	$—	$35,863	$—	$77,621
During the six months ended June 30, 2014, we recorded intangible asset impairments totaling $77.6 million for six generic products not expected to achieve their originally forecasted operating results including 1 discontinued product and inclusive of a partially impaired IPR&D project from the Par Sterile Acquisition due to an adverse court ruling pertaining to related patent litigation.

Settlements and Loss Contingencies, net

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Settlements and Loss Contingencies, net	$10,100	$—	$10,075	$—
During the three months ended June 30, 2015, we entered into an agreement to settle the zoledronic acid patent litigation and recorded a corresponding provision of $10.0 million. In addition, we negotiated a settlement in principal relating to alprazolam, which resulted in additional accrual of $0.4 million. Tempering these losses, we received a payment of $0.3 million from a commercial litigation settlement where we were the plaintiff.

Restructuring costs

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Restructuring costs	$269	$2,866	$632	$4,012

Restructuring initiated in the first quarter of 2014
Subsequent to the Par Sterile Acquisition, we eliminated approximately 25 redundant positions within Par Pharmaceutical and accrued severance and other employee-related costs for those employees affected by the workforce reduction.
($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at June 30, 2015
Severance and employee benefits to be paid in cash	$1,146	$3,527	$(3,930)	$—	$743
Total restructuring costs line item	$1,146	$3,527	$(3,930)	$—	$743

Restructuring initiated in the fourth quarter of 2014
Due to the change in our product development strategy, we eliminated approximately 36 redundant positions within our Irvine location and accrued severance and other employee-related costs for these employees affected by the workforce reduction. During the six months ended June 30, 2015, we incurred approximately $0.6 million of additional net charges representing employees earning severance through their termination dates net of employees that were subsequently retained with their severance accruals reversed.

($ amounts in thousands)

Restructuring Activities	Initial Charge	Additional Charge	Cash Payments	Reversals, Reclass or Transfers	Liabilities at June 30, 2015
Severance and employee benefits to be paid in cash	$740	$792	$(1,119)	$(160)	$253
Total restructuring costs line item	$740	$792	$(1,119)	$(160)	$253

Operating Income (Loss)

	Three months ended
($ in thousands)	June 30, 2015	June 30, 2014	$ Change
Operating income (loss):
Par Pharmaceutical	$45,524	$(8,560)	$54,084
Par Specialty	334	(8,967)	9,301
Total operating income (loss)	$45,858	$(17,527)	$63,385

For the three months ended June 30, 2015, the increase in our operating income as compared to prior year was primarily due to increased gross margin dollars for key products and new product launches subsequent to the second quarter of 2014 and non-recurrence of second quarter 2014 intangible asset impairments. The increase was tempered by additional selling, general and administrative expenditures related to the recent acquisitions and provision for settlements and loss contingencies.

	Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	$ Change
Operating income (loss):
Par Pharmaceutical	$112,514	$(31,571)	$144,085
Par Specialty	(5,157)	(20,111)	14,954
Total operating income (loss)	$107,357	$(51,682)	$159,039

For the six months ended June 30, 2015, the increase in our operating income as compared to prior year was primarily due to increased gross margin dollars for key products and new product launches subsequent to the second quarter of 2014, non-recurrence of 2014 intangible asset impairments, and additional research and development expense payments made in 2014 related to an injectable product development agreement. The increase was tempered by additional selling, general and administrative expenditures related to the recent acquisitions, and special discretionary dividend-equivalent bonuses totaling approximately $4.2 million paid to employees granted awards under Long-term Cash Incentive Award Agreements.

Interest Income

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest income	$15	$—	$31	$14

Interest income principally includes interest income derived from money market and other short-term investments.

Interest Expense

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$(39,993)	$(27,499)	$(69,504)	$(52,966)

Interest expense for the six month periods ended June 30, 2015 and June 30, 2014 was principally comprised of interest related to the Notes and the Senior Credit Facilities. See "Financing" below for further details on the Senior Credit Facilities and the Notes. The increase in our interest expense for the three and six months ended June 30, 2015 as compared to prior year is driven by expense due to settlement of cash flow hedges, worth $7.8 million for the three month period ended and $8.3 million for the six month period ended June 30, 2015.

Loss on Debt Extinguishment

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Loss on debt extinguishment	$—	$—	$—	$(3,989)

During the six months ended June 30, 2014 and in conjunction with the Par Sterile Acquisition, we entered into the Incremental Term B-2 Joinder Agreement (the “Joinder”) among us, Holdings, and certain of our subsidiaries, and our lenders. Under the terms of the Joinder, we borrowed an additional $395.0 million of New Tranche B Term Loans from the lenders participating therein for the purpose of consummating our acquisition of Par Sterile. We also repriced our Term Loan Facility at the same time lowering our effective borrowing rate by 25 basis points. Based on these actions and the decision of certain lenders not to remain a party to our Term Loan Facility, we recorded a loss on debt extinguishment of approximately $4.0 million that represents a proportionate share of deferred financing costs that were written off.

Income Taxes

	Three months ended		Six months ended
($ in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Provision (benefit) for income taxes	$442	$(18,106)	$12,161	$(42,338)
Effective tax rate	8%	40%	32%	39%

The income tax benefit was based on the applicable federal and state tax rates for those periods (see Notes to Condensed Consolidated Financial Statements - Note 13 - “Income Taxes”).

The effective tax rate for the three months ended June 30, 2015 reflects benefits for deductions specific to U.S. domestic manufacturing companies and certain audit settlements, tempered by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective rate for the three months ended June 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation, offset by nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.

The effective tax rate for the six months ended June 30, 2015 reflects benefits for deductions specific to U.S. domestic manufacturing companies and certain audit settlements, tempered by our nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act. The effective rate for the six months ended June 30, 2014 reflects benefits for deductions specific to U.S. domestic manufacturing companies and a benefit related to determination of deductibility of certain settled AWP litigation, offset by nondeductible portion of the annual pharmaceutical manufacturers’ fee under the Patient Protection and Affordable Care Act.

FINANCIAL CONDITION
Liquidity and Capital Resources

	Six months ended
($ in thousands)	June 30, 2015	June 30, 2014
Cash and cash equivalents at beginning of period	$244,440	$130,080
Net cash provided by operating activities	100,639	27,497
Net cash used in investing activities	(79,273)	(496,283)
Net cash (used in) provided by financing activities	(110,954)	494,633
Net (decrease) increase in cash and cash equivalents	$(89,588)	$25,847
Cash and cash equivalents at end of period	$154,852	$155,927
Cash provided in operations for the six months ended June 30, 2015 primarily reflected gross margin dollars (excluding amortization) generated from revenues.  Refer below for further details of operating cash flows.
Cash flows used in investing activities for the six months ended June 30, 2015 were primarily driven by the Par Biosciences, Innoteq and Par Actives acquisitions, a purchase of an intangible asset, combined with capital expenditures.
Cash used in financing activities for the six months ended June 30, 2015 primarily represented a dividend paid to Holdings, dividend-equivalent payments to Holdings stock option holders, fees for new debt borrowings and debt principal payments, tempered by the proceeds from new borrowings used to partially fund the Dividend Recapitalization.
Our working capital, current assets minus current liabilities, of $296.6 million at June 30, 2015 decreased approximately $78.6 million from $375.2 million at December 31, 2014, which primarily reflects the cash used to fund our 2015 acquisitions coupled with cash used to fund the Dividend Recapitalization. The working capital ratio, which is calculated by dividing current assets by current liabilities, was 2.31x at June 30, 2015 compared to 2.35x at December 31, 2014.  We believe that our working capital ratio indicates the ability to meet our ongoing and foreseeable obligations for at least the next 12 fiscal months.

Detail of Operating Cash Flows

	Six months ended
($ in thousands)	June 30, 2015	June 30, 2014
Cash received from customers, royalties and other	$839,343	$664,716
Cash paid to distribution partners	(126,666)	(141,718)
Cash paid for inventory	(158,021)	(137,133)
Cash paid to employees	(125,442)	(63,453)
Payment related to AWP settlement	—	(32,350)
Cash paid to all other suppliers and third parties	(223,416)	(174,937)
Interest paid, net	(55,037)	(47,280)
Payment related to the settlement of the cash flow hedges	(8,824)	—
Income taxes paid, net	(41,298)	(40,348)
Net cash provided by operating activities	$100,639	$27,497

Sources of Liquidity
Our primary source of liquidity is cash received from customers.  The increase in net cash related to operating activities for the six months ended June 30, 2015 as compared to 2014 resulted primarily from increased cash received from customers from increased gross margin dollars generated by increased revenues, tempered by cash paid to employees in the form of annual bonuses and special discretionary dividend-equivalent bonuses.
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
Another source of available liquidity is our Senior Credit Facilities that include a five-year Revolving Facility in an initial amount of $150.0 million. The Senior Credit Facilities are more fully described in the “Financing” section below. There were no outstanding borrowings from the Revolving Facility as of June 30, 2015.
Uses of Liquidity
Our uses of liquidity and future and potential uses of liquidity include the following:

•	Dividend paid to Holdings common stockholders of $494.3 million as part of the Dividend Recapitalization.

•	$36.5 million of dividend-equivalent payments to Holdings stock option holders as part of the Dividend Recapitalization.

•	$52.0 million in 2015 for our acquisition of Innoteq, Par Biosciences and Par Actives, net of cash acquired.

•
Business development activities, including the acquisition of product rights, which are typically in a range near $40.0 million annually. As of June 30, 2015, the total potential future payments that ultimately could be due under existing agreements related to products in various stages of development were approximately $12.5 million.  This amount is exclusive of contingent payments tied to the achievement of sales milestones, which cannot be determined at this time and would be funded through future revenue streams.

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

•
Normal course payables due to distribution agreement partners of approximately $40.6 million as of June 30, 2015 related primarily to amounts due under profit sharing agreements. We paid substantially all of the $40.6 million during the first two months of the third quarter of 2015. The risk of lower cash receipts from customers due to potential decreases in revenues associated with competition or supply issues related to partnered products would be generally mitigated by proportional decreases in amounts payable to distribution agreement partners.
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

Contractual Obligations as of June 30, 2015

The dollar values of our material contractual obligations and commercial commitments as of June 30, 2015 were as follows ($ in thousands):

		Amounts Due by Period
	Total Monetary		2016 to	2018 to	2020 and
Obligation	Obligations	2015	2017	2019	thereafter	Other
Operating leases	$38,868	$3,596	$11,532	$9,405	$14,335	$—
Senior credit facilities	1,851,460	9,377	37,506	1,804,577	—	—
7.375% senior notes	490,000	—	—	—	490,000	—
Interest payments	508,710	56,413	222,675	201,013	28,609	—
Fees related to credit facilities	2,379	438	1,722	219	—	—
Purchase obligations (1)	206,695	206,695	—	—	—	—
Tax liabilities (2)	14,872	—	—	—	—	14,872
TPG Management fee (3)	29,601	1,601	8,000	8,000	12,000	—
Long-term Cash Incentive Awards (4)	32,822	32,822	—	—	—	—
Severance payments	576	576	—	—	—	—
Other	383	383	—	—	—	—
Total obligations	$3,176,366	$311,901	$281,435	$2,023,214	$544,944	$14,872

(1)	Purchase obligations consist of both cancelable and non-cancelable inventory and non-inventory items.

(2)
The difference between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to ASC 740-10, "Income Taxes" represents an unrecognized tax benefit. An unrecognized tax benefit is a liability that represents a potential future obligation to the taxing authorities. As of June 30, 2015, the amount represents unrecognized tax benefits, interest and penalties based on evaluation of tax positions and concession on tax issues challenged by the IRS. We do not expect to make a significant tax payment related to these long-term liabilities within the next year; however, we cannot estimate in which period thereafter such tax payments may occur. For presentation on the table above, we include the related long-term liability in the “Other” column.

(3)
In connection with the Merger, the Company entered into a management services agreement with an affiliate of TPG (the “Manager”). Pursuant to such agreement, and in exchange for on-going consulting and management advisory services, the Manager has a right to an annual monitoring fee paid quarterly equal to 1% of EBITDA as defined under the credit agreement for the Term Loan Facility that is part of our Senior Credit Facilities. There is an annual cap of $4.0 million for this fee. The Manager is also entitled to receive reimbursement for out-of-pocket expenses incurred in connection with services provided pursuant to the agreement. In connection with a change of control, as defined in the management services agreement, the Manager will be entitled to receive, on its request and in lieu of any continuing payment of an annual monitoring fee, an aggregate termination fee of approximately $30 million.

(4)
In conjunction with the Merger and subsequent thereto, certain employees were granted awards under Long-term Cash Incentive Award Agreements from Holdings. Each participant has the potential to receive a cash award based on specific achievements in the event of a transaction (e.g., sale of the company to a third party buyer) that returns a specified level of proceeds calculated as a multiple of the equity invested in Holdings by the Sponsor. The grantees must be employed by Holdings and its subsidiaries at the time of a transaction event in order to be eligible for a cash payment. As the result of the execution of the Endo Merger Agreement on May 18, 2015, the amount noted will be payable to the employees that were granted awards when there is a change in control as defined by the Long-term Cash Incentive Award Agreements. The completion of the Endo Merger is expected in the second half of 2015.

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
The Credit Agreement contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, breach of representations and warranties, insolvency proceedings, certain judgments and any change of control. The Credit Agreement also contains various customary covenants that, in certain instances, restrict our ability to: (i) create liens on assets; (ii) incur additional indebtedness; (iii) engage in mergers or consolidations with or into other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) pay dividends and distributions or repurchase capital stock; (vi) make investments, loans, guarantees or advances in or to other companies; (vii) repurchase or redeem certain junior indebtedness; (viii) change the nature of our business; (ix) engage in transactions with affiliates; and (x) enter into restrictive agreements. In addition, the Credit Agreement requires us to demonstrate compliance with a maximum senior secured first lien leverage ratio whenever amounts are outstanding under the revolving credit facility as of the last day of any quarterly testing period. All obligations under the Credit Agreement are guaranteed by our material domestic subsidiaries. We were in compliance with all applicable covenants as of June 30, 2015.
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
The Revolver Amendments extend the scheduled maturity of the revolving credit commitments of certain existing lenders (the “Extending Lenders”) who have elected to do so, such extension was effected by converting such amount of the existing revolving credit commitments of the Extending Lenders into a new tranche of revolving credit commitments (the “Extended Revolving Facility”) that will mature on December 28, 2017. The Revolver Amendments also set forth the interest rate payable on borrowings outstanding under the Extended Revolving Facility, as described below. The aggregate commitments under the Extended Revolving Facility are $127.5 million and the aggregate commitments under the non-extended portion of the Revolving Facility are $22.5 million. There were no outstanding borrowings from the Revolving Facility or the Extended Revolving Facility as of June 30, 2015.

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
The indenture governing the Notes contains customary representations and warranties, as well as customary events of default, in certain cases subject to reasonable and customary periods to cure, including but not limited to: failure to make payments when due, breach of covenants, a payment default or acceleration equaling $40.0 million or more according to the terms of certain other indebtedness, failure to pay final judgments aggregating in excess of $40.0 million when due, insolvency proceedings, a required guarantee shall cease to remain in full force. The indenture also contains various customary covenants that, in certain instances, restrict our ability to: (i) pay dividends and distributions or repurchase capital stock; (ii) incur additional indebtedness; (iii) make investments, loans, guarantees or advances in or to other companies; (iv) engage in dispositions of assets, including entering into a sale and leaseback transaction; (v) engage in transactions with affiliates; (vi) create liens on assets; (vii) repurchase or redeem certain subordinated indebtedness, (viii) engage in mergers or consolidations with or into other companies; and (ix) change the nature of our business. The covenants are subject to a number of exceptions and qualifications. Certain of these covenants will be suspended during any period of time that (1) the Notes have Investment Grade Ratings (as defined in the indenture) from both Moody's Investors Service, Inc. and Standard & Poor's, and (2) no default has occurred and is continuing under the indenture. In the event that the Notes are downgraded to below an Investment Grade Rating, the Company and certain subsidiaries will again be subject to the suspended covenants with respect to future events. We were in compliance with all covenants as of June 30, 2015.
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
Borrowings under the Senior Credit Facilities bear interest at a rate per annum equal to an applicable margin plus, at the Company's option, either LIBOR (which is subject to a 1.00% floor) or the base rate (which is subject to a 2.00% floor). During the second quarter of 2015, the effective interest rate on the Term B-2 Loans and Term B-3 Loans was 4.00% and 4.25%, respectively, representing the 1.00% LIBOR floor plus 300 and 325 basis points, respectively. We are also obligated to pay a commitment fee based on the unused portion of the Revolving Facility. Repayments of the proceeds of the Term Loan Facility are due in quarterly installments over the term of the credit agreement governing our Senior Credit Facilities. Amounts borrowed under the Revolving Facility would be payable in full upon expiration of the credit agreement governing our Senior Credit Facilities.
If the three month LIBOR spot rate was to increase or decrease by 0.125% from current rates, interest expense would not change due to application of the 1.00% floor previously mentioned.

The following table summarizes the carrying value of our Senior Credit Facilities that subject us to market risk (interest rate risk) at June 30, 2015 and December 31, 2014 ($ amounts in thousands):

	June 30, 2015	December 31, 2014
Senior credit facilities:
Senior secured term loan	$1,851,460	$1,435,837
Senior secured revolving credit facility	—	—
7.375% senior notes	490,000	490,000
	2,341,460	1,925,837
Less unamortized debt discount to senior secured term loan	(8,450)	(7,265)
Less current portion	(18,753)	(14,503)
Long-term debt	$2,314,257	$1,904,069

Debt Maturities as of June 30, 2015

($ amounts in thousands)

Debt Maturities as of June 30, 2015	($ amounts in thousands)
Remainder of 2015	9,377
2016	18,753
2017	18,753
2018	18,753
2019	1,785,824
2020	490,000
Total debt at June 30, 2015	$2,341,460

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of  “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating our controls and procedures.  A review was performed under the supervision and with the participation of our management, including our CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act) as of June 30, 2015.  Based on that review, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting
There have been no changes identified during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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

Date:  August 6, 2015
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

101
The following financial statements and notes from the Par Pharmaceutical Companies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) unaudited condensed consolidated balance sheets, (ii) unaudited condensed consolidated statements of operations, (iii) unaudited condensed consolidated statements of comprehensive income (loss), (iv) unaudited condensed consolidated statements of cash flows, and (v) the notes to the unaudited condensed consolidated financial statements.

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